Form 10QSB
period 1996-03-31
JUNIPER FEATURES LTD
filed 1996-05-14
CIK 864921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- --   OF 1934

                    For the quarterly period ended          March 31, 1996
                                                  ------------------------------

_    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from                 to
                                             -----------------  ----------------
               Commission file number    0-19170
                                      ------------------------------------------


                              JUNIPER FEATURES LTD.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



               New York                                 11-2866771
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer
Identification No.)

          111 Great Neck Road, Suite 604, Great Neck, New York  11021
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)



                               (516) 829-4670
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X       No
                                                              -----        ----



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 2, 1996 - 16,394,696 shares of common stock - $.001 par value, outstanding.

                              JUNIPER FEATURES LTD.

                                 MARCH 31, 1996

                                   (UNAUDITED)

                                      INDEX


                                                                  Page No.
                                                                  --------

PART I - Financial Information:

Item 1.  Financial Statements:


Consolidated Balance Sheets as of March 31, 1996
and December 31, 1995 (Unaudited). . . . . . . . . . . . . . . .     3

Consolidated Statements of Income for the Three
Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . .     4

Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . .     5

Notes to Financial Statements. . . . . . . . . . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . . . . . . .   7-9

PART II - Other Information. . . . . . . . . . . . . . . . . . . 10-11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                             JUNIPER FEATURES LTD.
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                                               MARCH               DECEMBER
                                              31, 1996             31, 1995
     ASSETS                                ------------        ------------
Current Assets
     Cash                                    $   12,170          $  129,558
     Accounts receivable - trade                808,490             804,681
     Due from affiliates                         92,095              86,087
     Prepaid expenses and other
          current assets                        169,566             150,148
     Due from officer                            17,671                -
                                           ------------         -----------
       Total current assets                   1,099,992           1,170,474
     Film licenses                            3,035,851           2,980,678
     Property and equipment net of
      accumulated depreciation of
      $65,702 and $55,798, respectively         112,800             122,703
     Other assets                                 2,396               2,396
                                           ------------          ----------
                                             $4,251,039          $4,276,251
                                           ------------          ----------
                                           ------------          ----------


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses   $  836,444             878,612
     Notes payable - current                    164,373             179,163
     Due producers - current                     75,547              93,289
     Due to shareholders                          7,000               7,000
                                           ------------          ----------
          Total current liabilities           1,083,364           1,158,064
Notes payable - long term                        50,355              54,752
Due to producers - long term                    235,195             266,039
Due to officers -long term                        -                   4,566
                                           ------------          ----------
          Total liabilities                   1,368,914           1,483,421
                                           ------------          ----------



Shareholders' Equity
     12% Non-Voting convertible redeemable
      preferred stock: $.10 par value,
      875,000 shares authorized, 235,900
      shares issued and outstanding at
      March 31, 1996 and December 31,
      1995: aggregate liquidation
      preference, $471,800 at March 31,
      1996 and December 31, 1995                  23,590             23,590
     Common Stock - $.001 par value, 20,000,000
      shares authorized, 16,394,696 and
      15,504,696 shares issued and outstanding
      at March 31, 1996 and December 31, 1995,
      respectively                                16,395             15,505
     Capital contributions in excess of par:
      Attributed to preferred stock              210,303            210,303
      Attributed to common stock               6,899,914          6,741,804
     Retained earnings (deficit)              (4,268,077)        (4,198,372)
                                            ------------         ----------

      Total shareholders' equity               2,882,125          2,792,830
                                            ------------         ----------
                                              $4,251,039         $4,276,251
                                            ------------         ----------
                                            ------------         ----------

                See notes to consolidated financial statements

                             JUNIPER FEATURES LTD.
                           AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                               THREE MONTHS ENDED MARCH 31,
                                                1996                1995
                                             -----------         -----------
Revenues:
     Healthcare                              $   658,373         $   847,282
     Entertainment                                 9,150               -
                                             -----------         -----------
                                                 667,523             847,282
                                             -----------         -----------

Operating costs:
     Healthcare                                  406,941             583,591
     Entertainment                                 4,827                -
Selling, general and administrative expenses     325,460             286,723
                                             -----------         -----------
                                                 737,228             870,314
                                             -----------         -----------

Net income (loss)                            $(   69,705)        $(   23,032)
                                             -----------         -----------
                                             -----------         -----------


Weighted average number of
  shares outstanding                          15,885,465          12,039,203
                                             -----------         -----------
                                             -----------         -----------

Net income (loss) per common share           $(     0.01)        $(     0.00)
                                             -----------         -----------
                                             -----------         -----------



                See notes to consolidated financial statements

                             JUNIPER FEATURES LTD.
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               THREE MONTHS ENDED MARCH 31,
                                                1996                1995
                                             -----------         ------------
Operating Activities
Net income (loss)                            $(   69,705)        $(   23,032)
Adjustments to reconcile net cash provided
   by operating activities:
 Amortization of film licenses                     4,827                 -
 Depreciation expense                              9,903               9,414
 Payment of officer's compensation
   with equity                                      -                  3,750
 Payment of various liabilities with equity         -             (    1,850)
Changes in assets and liabilities:
 Accounts receivable                          (    3,809)         (  151,079)
 Prepaid expenses and other current assets    (   19,418)         (      245)
 Other assets                                       -             (    1,021)
 Due to/from officers                         (   22,237)         (   11,828)
 Due from affiliates                          (    6,008)                521
 Accounts payable and accrued expenses        (   42,169)            191,736
                                             -----------         -----------
 Net cash provided from (used for)
   operating activities                       (  148,616)         (   16,366)
                                             -----------         -----------
Financing activities:
 Reduction in borrowings                      (   19,188)         (   91,400)
 Payments to and on behalf of producers       (   59,584)         (   34,248)
 Proceeds from exercise of options                  -                 10,000
 Proceeds from private placements                110,000                -
                                             -----------         -----------

 Net cash provided from (used for)
   financing activities                           31,228          (  115,648)
                                             -----------         -----------
Net increase (decrease) in cash               (  117,388)         (   99,282)
Cash at beginning of period                      129,558             130,169
                                             -----------         -----------
Cash at end of period                        $    12,170         $    30,887
                                             -----------         -----------
                                             -----------         -----------

============================================================================
Supplemental cash flow information:
 Interest paid                               $     8,963         $     4,463
                                             -----------         -----------


                     See notes to consolidated statements

                             JUNIPER FEATURES LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1995, included in the Company's Form 10-KSB filed with SEC.

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was organized in July 1987. Its principal business is composed of two (2) segments: (i) healthcare, which consists of (a) revenue enhancement management for hospitals which is conducted by Diversified Health Affiliates, Inc. ("DHA") and (b) healthcare cost containment for healthcare payors which is conducted by Juniper Healthcare Containment Systems, Inc. ("Containment"); and
(ii) entertainment, consisting of the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace, which is primarily conducted by Juniper Pictures, Inc. ("Pictures").

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VS THREE MONTHS ENDED MARCH 31, 1995

     The Company's revenues decreased to $668,000 in the first quarter of 1996 from $847,000 in the first quarter of 1995, a 21% decrease.

     Revenue related to the Healthcare segment decreased to $658,000 in the first quarter of 1996 from $847,000 in the first quarter of 1995, a 22% decrease. The decrease in revenue during the first quarter of 1996 was predominately attributed to Containment, which had revenue of approximately $562,000 in the first quarter of 1996, compared to approximately $763,000 in the first quarter of 1995, a 26% decrease. This decrease in revenue is partially attributable to a backlog of claims at Containment's major client. This reduced the number of claims repriced by Containment in February, March and April. It is anticipated that this situation will be resolved in May. Additionally, Containment entered into a new Joint Venture Agreement. Under the Joint Venture, Containment only recognizes one-half of the revenues and operating costs of the Joint Venture. One half of such revenue amounted to approximately $94,000 in the first quarter of 1996. The new joint venture generates a greater operating profit than Containment has historically generated, because a higher percentage of savings are billed and the additional revenue is shared by the joint venture partners. DHA's revenue improved to $96,000 in 1996 from $85,000 in 1995.

     Revenue from the entertainment segment was $9,150 in the first quarter of 1996, compared to none in 1995. The non-realization of entertainment revenue in both quarters was attributed to the following factors: (i) the Company experienced a slow down of activity in foreign sales; and (ii) the Company experienced a slower closing cycle in the domestic market due to a large number of films which were unavailable for broadcast during the period because of scheduling rotation with cable licensors. This scheduling rotation was delayed because of lengthy negotiations with cable licensors, therefore making them unavailable for Broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

          Management does not believe that the slowdown in its entertainment business is indicative of a continuing negative market trend, but is the result of a confluence of various temporary factors which are mentioned above and the decision by the Company to focus on the growth of the healthcare segment at the present time, which is currently the most efficient and cost effective strategy for the Company to maximize revenues. The Company is currently in negotiations for the possible licensing of films with various television syndicators for domestic distribution.

     Healthcare operating costs decreased to $407,000 in the first quarter of 1996 from $584,000 in the first quarter of 1995, a 30% decrease. As a percentage of revenue, operating costs of the Healthcare operations decreased to 62% in the first quarter of 1996 from 69% in the first quarter of 1995. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $325,000 in the first quarter of 1996 from $287,000 in the first quarter of 1995, a 14% increase. The increase in selling, general and administrative expenses is primarily attributed to legal expense of $31,000, relating to Picture's arbitration proceeding, which has been resolved.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996 was $17,000, compared to working capital of $12,000 at December 31, 1995. The ratio of current assets to current liabilities was 1.02:1 at March 31, 1996 and 1.01:1 at December 31, 1995. Cash flow used in operations during the first quarter of 1996 was $149,000, compared to cash flow provided by operations during the first quarter of 1995, of $16,000.

     Accounts receivable - trade increased to $808,000 from $805,000 at December 31, 1995.

     Accounts payable decreased to $836,000 from $879,000 at December 31, 1995.

     The Company has no material commitments for capital expenditures or the acquisition of films.

     During the first quarter of 1996, the Company raised $110,000 from Private Placements of its securities.

     The Company believes that it will have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 1996. If the Company is unable to fund its operating cash flow needs, the Company may scale back operations.

     The Company currently does not have available any unused lines of credit.

PART II


                              OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     None.


Item 2.  CHANGES IN SECURITIES

     None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, in 1993, in 1994, in 1995 and on March 1, 1996 have not yet been paid. Accordingly, these dividends are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserves for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods. Holders of Common Stock will not participate in dividends paid on the Preferred Stock.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the quarterly dividend payments which were due on September 1 and December 1, 1992; in 1993; in 1994; in 1995; and March 1, 1996, which have not yet been paid.

     There are currently 235,900 shares of Preferred Stock outstanding. Accordingly, the total cash value of the arrearage of unpaid dividends is $212,000.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.


Item 5.   OTHER INFORMATION.

          None.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company filed a Form 8-K on April 27, 1996, relating to the extension of its Class A Warrants by one year until May 1, 1997, and its Class B Warrants by one year until May 1, 1998.

                                   SIGNATURES



 In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


JUNIPER FEATURES LTD.


Date:



By:________________________________________
     V. Paul Hreljanovic
     Chairman of the Board, Director
     President, Chief Executive Officer
     and Acting Chief Financial Officer