Form 10QSB
period 1996-06-30
JUNIPER FEATURES LTD
filed 1996-08-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended June 30, 1996
                            --------------------------------------------------

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            For the transition period from         to
                                                          ---------   --------
                            Commission file number    0-19170


                              JUNIPER FEATURES LTD.
        (Exact name of small business issuer as specified in its charter)


           New York                                          11-2866771
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)


           111 Great Neck Road, Suite 604, Great Neck, New York 11021
                    (Address of principal executive offices)


                                 (516) 829-4670
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No
                                                              ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 2, 1996 - 17,532,493 shares of common stock - $.001 par value, outstanding.

                              JUNIPER FEATURES LTD.

                                  JUNE 30, 1996

                                   (Unaudited)

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I - Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets as of June 30, 1996
and December 31, 1995 (Unaudited)......................................     3

Consolidated Statements of Income for the Three
Months Ended June 30, 1996 and 1995 (Unaudited)........................     4

Consolidated Statements of Income for the Six
Months Ended June 30, 1996 and 1995 (Unaudited)........................     5

Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 1996 and 1995 (Unaudited)........................     6

Notes to Financial Statements..........................................     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations..................................................... 8-11

PART II - Other Information............................................ 12-13

Signatures.............................................................    14

                              JUNIPER FEATURES LTD.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                      June         December
                                                    30, 1996       31, 1995
                                                  -----------    -----------
                  ASSETS
Current Assets
  Cash                                            $     5,203    $   129,558
  Accounts receivable - trade                         664,081        804,681
  Due from affiliates                                 102,699         86,087
  Prepaid expenses and other
    current assets                                    167,303        150,148
  Due from officer                                     27,599           --
                                                  -----------    -----------
    Total current assets                              966,885      1,170,474
  Film licenses                                     3,030,088      2,980,678
  Property and equipment net of
    accumulated depreciation of
    $75,707 and $55,798, respectively                 102,794        122,703
  Other assets                                          4,059          2,396
                                                  -----------    -----------
                                                  $ 4,103,826    $ 4,276,251
                                                  ===========    ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses           $   825,228    $   878,612
  Notes payable - current                              98,216        179,163
  Due producers - current                              80,407         93,289
  Due to shareholders                                   7,000          7,000
                                                  -----------    -----------
           Total current liabilities                1,010,851      1,158,064
Notes payable - long term                                --           54,752
Due to producers - long term                          244,025        266,039
Due to officers -long term                               --            4,566
                                                  -----------    -----------
    Total liabilities                               1,254,876      1,483,421
                                                  -----------    -----------

Shareholders' Equity
  12% Non-Voting convertible redeemable
    preferred stock: $.10 par value,
    875,000 shares authorized, 235,900
    shares issued and outstanding at
    June 30, 1996 and December 31, 1995:
    aggregate liquidation preference,
    $471,800 at June 30, 1996
    and December 31, 1995                              23,590         23,590
  Common Stock - $.001 par value, 20,000,000
    shares authorized, 17,081,696 and
    15,504,696 issued and outstanding
    at June 30, 1996 and December
    31, 1995, respectively                             17,082         15,505
  Capital contributions in excess of par:
    Attributed to preferred stock                     210,303        210,303
    Attributed to common stock                      7,006,571      6,741,804
  Retained earnings (deficit)                      (4,408,596)    (4,198,372)
                                                  -----------    -----------
    Total shareholders' equity                      2,848,950      2,792,830
                                                  -----------    -----------
                                                  $ 4,103,826    $ 4,276,251
                                                  ===========    ===========



                 See notes to consolidated financial statements

                              JUNIPER FEATURES LTD.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                    Three Months Ended June 30,
                                                       1996            1995
                                                   ------------    ------------
Revenues:
  Healthcare                                       $    475,202    $  1,148,035
  Entertainment                                          11,000           7,000
                                                   ------------    ------------
                                                        486,202       1,155,035
                                                   ------------    ------------

Operating costs:
  Healthcare                                            289,629         746,227
  Entertainment                                           6,376           2,091
Selling, general and administrative expenses            330,715         334,865
                                                   ------------    ------------
                                                        626,720       1,083,183
                                                   ------------    ------------

Net income (loss)                                  $   (140,518)   $     71,852
                                                   ============    ============


Weighted average number of
  shares outstanding                                 16,583,432      13,143,614
                                                   ============    ============

Net income (loss) per common share                 $      (0.01)   $      (0.00)
                                                   ============    ============








                 See notes to consolidated financial statements

                              JUNIPER FEATURES LTD.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                     Six Months Ended June 30,
                                                       1996            1995
                                                   ------------    ------------
Revenues:
         Healthcare                                $  1,133,575    $  1,995,317
         Entertainment                                   20,150           7,000
                                                   ------------    ------------
                                                      1,153,725       2,002,317
                                                   ------------    ------------

Operating costs:
         Healthcare                                     696,570       1,329,818
         Entertainment                                   11,203           2,091
Selling, general and administrative expenses            656,175         621,588
                                                   ------------    ------------
                                                      1,363,948       1,953,497
                                                   ------------    ------------

Net income (loss)                                  $   (210,223)   $     48,820
                                                   ============    ============


Weighted average number of
  shares outstanding                                 16,234,449      12,594,459
                                                   ============    ============

Net income (loss) per common share                 $      (0.01)   $      (0.00)
                                                   ============    ============



                 See notes to consolidated financial statements

                              JUNIPER FEATURES LTD.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended June 30,
                                                          1996          1995
                                                       ---------     ---------
Operating Activities
Net income (loss)                                      $(210,223)    $  48,820
Adjustments to reconcile net cash provided
   by operating activities:
 Amortization of film licenses                            10,590         2,000
 Depreciation expense                                     19,909        18,828
 Payment of officer's compensation
   with equity                                              --          26,250
 Payment of various liabilities with equity                 --          (1,850)
 Payment of directors compensation with equity              --          15,000
Changes in assets and liabilities:
 Accounts receivable                                     140,600      (260,205)
 Prepaid expenses and other current assets               (17,155)      (13,676)
 Other assets                                             (1,464)       (1,021)
 Due to/from officers                                    (32,165)      (46,895)
 Due from affiliates                                     (16,812)       (6,079)
 Accounts payable and accrued expenses                   (53,384)      340,934
                                                       ---------     ---------
 Net cash provided from (used for)
   operating activities                                 (160,104)      122,106
                                                       ---------     ---------

Financing activities:
 Reduction in borrowings                                (135,699)     (161,020)
 Payments to and on behalf of producers                  (45,896)      (82,847)
 Proceeds from exercise of options                          --          20,500
 Proceeds from private placements                        217,344          --
                                                       ---------     ---------
 Net cash provided from (used for)
   financing activities                                   35,749      (223,367)
                                                       ---------     ---------
Net increase (decrease) in cash                         (124,355)     (101,261)
Cash at beginning of period                              129,558       130,169
                                                       ---------     ---------
Cash at end of period                                  $   5,203     $  28,908
                                                       =========     =========


Supplemental cash flow information:
 Interest paid                                         $  13,437     $   5,703
                                                       ---------     ---------



                 See Notes to Consolidated Financial Statements

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21A of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements.

OVERVIEW

     The Company was organized in July 1987. Its principal business is composed of two (2) segments: (i) healthcare, which consists of (a) revenue enhancement management for hospitals which is conducted by PartnerCare, Inc. ("PCI") and (b) healthcare cost containment for healthcare payors which is conducted by Juniper Healthcare Containment Systems, Inc. ("Containment"); and (ii) entertainment, consisting of the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace, which is primarily conducted by Juniper Pictures, Inc. ("Pictures").

     During the second quarter of 1996, the Company took several actions that it believes will improve the results of its hospital revenue enhancement management business. It changed the name of its subsidiary that conducts that business from Diversified Health Affiliates, Inc. to PartnerCare, Inc. The Company believes that this name better characterizes the nature of the relationship sought to be developed between PCI and the hospitals that it serves. In addition, the Board of Directors of PCI determined that it was necessary to aggressively and strategically re-position PCI's direction in order to pursue new managed care markets and initiatives. To that end, PCI replaced its president with a new president, whose management and marketing skills and extensive experience in the managed care field will, in management's opinion, better serve the future needs and direction of the Company. In addition, the Company is currently seeking to retain other experienced managers who it believes can help to move PCI in a new direction. This new management team will be charged with the task of re-engineering PCI's servicing capabilities with enhanced information systems, diversification of product, and a focus on product and customer support.

         Although the entertainment segment has not generated significant revenues, management does not believe that the slow down in its entertainment business is indicative of a continuing negative market trend, but is the result of a confluence of various temporary factors (which are mentioned below) and the decision by the Company to focus on the growth of the healthcare segment at the present time, which is currently the most efficient and cost effective strategy for the Company to maximize revenues. The Company is currently in negotiations for the possible licensing of films with various television syndicators for domestic distribution.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 vs Three Months Ended June 30, 1995

     The Company's revenues decreased to $486,000 in the second quarter of 1996 from $1,155,000 in the second quarter of 1995, a 58% decrease.

     Revenue related to the Healthcare segment decreased to $475,000 in the second quarter of 1996 from $1,148,000 in the second quarter of 1995, a 59% decrease. The decrease in revenue during the second quarter of 1996 was predominately attributed to Containment, which had revenue of approximately $408,000 in the second quarter of 1996, compared to approximately $946,000 in the second quarter of 1995, a 57% decrease. The decrease in revenue is partially attributable to a procedural change by a major client of Containment's in this quarter. We have been assured by our client that this will not occur in the future. Consequently, we expect our revenue to return to anticipated levels. Additionally, Containment entered into a new Joint Venture Agreement in January 1, 1996, under which Containment only recognizes one-half of the revenues and operating costs of the Joint Venture. One half of such revenue amounted to approximately $131,000 in the second quarter of 1996. The new joint venture generates a greater operating profit than Containment has historically generated, because a higher percentage of savings is billed and the additional revenue is shared by the joint venture partners. PCI's (formerly DHA) revenue decreased to $67,000 in 1996 from $202,000 in 1995.

     Revenue from the entertainment segment was $11,000 in the second quarter of 1996, compared to $7,000 in 1995. The non-realization of entertainment revenue in both quarters was attributed to the following factors: (i) the Company experienced a slow down of activity in foreign sales; and (ii) the Company experienced a slower closing cycle in the domestic market due to a large number of films which were unavailable for broadcast during the period because of scheduling rotation with cable licensees. This scheduling rotation was delayed because of lengthy negotiations with cable licensors, therefore making the films unavailable for broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $290,000 in the second quarter of 1996 from $746,000 in the second quarter of 1995, a 61% decrease. As a percentage of revenue, operating costs of the Healthcare operations decreased to 61% in the second quarter of 1996 from 65% in the second quarter of 1995. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses decreased to $331,000 in the second quarter of 1996 from $335,000 in the second quarter of 1995, a 1% decrease.

Six Months Ended June 30, 1996 vs Six Months Ended June 30, 1995

     The Company's revenues decreased to $1,154,000 through the second quarter of 1996 from $2,002,000 through the second quarter of 1995, a 42% decrease.

     Revenue related to the Healthcare segment decreased to $1,134,000 through the second quarter of 1996 from $1,995,000 through the second quarter of 1995, a 43% decrease. The decrease in revenue through the second quarter of 1996 was predominately attributed to Containment, which had revenue of approximately $970,000 through the second quarter of 1996, compared to approximately $1,710,000 through the second quarter of 1995, a 43% decrease. The decrease in revenue is partially attributable to a procedural change by a major client of Containment's in this quarter. We have been assured by our client that this will not occur in the future. Consequently, we expect our revenue to return to anticipated levels. Additionally, Containment entered into a new Joint Venture Agreement in January 1, 1996, under which Containment only recognizes one-half of the revenues and operating costs of the Joint Venture. One half of such revenue amounted to approximately $225,000 through the second quarter of 1996. The new joint venture generates a greater operating profit than Containment has historically generated, because a higher percentage of savings are billed and the additional revenue is shared by the joint venture partners. PCI's (formerly
DHA) revenue decreased to $163,000 in 1996 from $286,000 in 1995.

     Revenue from the entertainment segment was $20,150 through the second quarter of 1996, compared to $7,000 in 1995. The non-realization of entertainment revenue in both quarters was attributed to the following factors:
(i) the Company experienced a slow down of activity in foreign sales; and (ii) the Company experienced a slower closing cycle in the domestic market due to a large number of films which were unavailable for broadcast during the period because of scheduling rotation with cable licensors. This scheduling rotation was delayed because of lengthy negotiations with cable licensors, therefore making them unavailable for Broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $697,000 through the second quarter of 1996 from $1,330,000 through the second quarter of 1995, a 48% decrease. As a percentage of revenue, operating costs of the Healthcare operations decreased to 61% through the second quarter of 1996 from 67% through in the second quarter of 1995. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $656,000 through the second quarter of 1996 from $622,000 through the second quarter of 1995, a 5% increase. The increase in selling, general and administrative expenses is primarily attributed to an increase in legal expense of $29,000, relating to Picture's arbitration proceeding, which has been resolved.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1996 was ($44,000), compared to working capital of $12,000 at December 31, 1995. The ratio of current assets to current liabilities was .96:1 at June 30, 1996 and 1.01:1 at December 31, 1995. Cash flow used in operations during the second quarter of 1996 was $160,000, compared to cash flow provided by operations during the second quarter of 1995, of $122,000.

     Accounts receivable - trade decreased to $664,000 from $805,000 at December 31, 1995.

     Accounts payable decreased to $825,000 from $879,000 at December 31, 1995.

     The Company has no material commitments for capital expenditures or the acquisition of films.

     Through the second quarter of 1996, the Company raised $217,000 from Private Placements of its securities.

     The Company believes that it will have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 1996. If the Company is unable to fund its operating cash flow needs, the Company may scale back operations.

     The Company currently does not have available any unused lines of credit.

PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, in 1993, in 1994, in 1995; and on March 1, and June 1, 1996 have not yet been paid. Accordingly, these dividends are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserves for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods. Holders of Common Stock will not participate in dividends paid on the Preferred Stock.

          As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future.

          Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the quarterly dividend payments which were due on September 1 and December 1, 1992; in 1993; in 1994; in 1995; and on March 1, and June 1, 1996, which have not yet been paid.

          There are currently 235,900 shares of Preferred Stock outstanding. Accordingly, the total cash value of the arrearage of unpaid dividends is $226,500.

Item 4.  Submission of Matters to Vote of Security Holders

          None.


Item 5.  Other Information.

          None.


Item 6.  Exhibits and Reports on Form 8-K

               The Company filed a Form 8-K on April 27, 1996, relating to the extension of its Class A Warrants by one year until May 1,1997, and its Class B Warrants by one year until May 1, 1998.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



JUNIPER FEATURES LTD.



Date:


By: /s/ V. Paul Hreljanovic
   ----------------------------------
   V. Paul Hreljanovic
   Chairman of the Board, Director
   President, Chief Executive Officer
   and Acting Chief Financial Officer