Form 10QSB
period 1996-09-30
JUNIPER FEATURES LTD
filed 1996-11-13
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                             For the quarterly period ended September 31, 1996
                             -------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from _________to_________

                             Commission file number    0-19170


                              JUNIPER FEATURES LTD.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      New York                                               11-2866771
-------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

           111 Great Neck Road, Suite 604, Great Neck, New York 11021
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 829-4670
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 8, 1996 - 18,174,745 shares of common stock - $.001 par value, outstanding.

                              JUNIPER FEATURES LTD.

                               SEPTEMBER 30, 1996

                                   (Unaudited)

                                      INDEX


                                                                        Page No.


         PART I - Financial Information:

         Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995 (Unaudited) .................................. 3

         Consolidated Statements of Income for the Three
         Months Ended September 30, 1996 and 1995 (Unaudited) ............... 4

         Consolidated Statements of Income for the Nine
         Months Ended September 30, 1996 and 1995 (Unaudited ................ 5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1996 and 1995 (Unaudited) ............... 6

         Notes to Financial Statements ...................................... 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ............................................. 8-11

         PART II - Other Information .................................... 12-13

         Signatures ........................................................ 14

                             JUNIPER FEATURES, LTD.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                      September      December
        Assets                                         30, 1996      31, 1995
                                                     -----------    -----------
Current Assets
  Cash ...........................................   $     2,646    $   129,558
  Accounts receivable - trade ....................       764,656        804,681
  Due from affiliates ............................        78,506         86,087
  Prepaid expenses and other current assets ......       169,679        150,148
  Due from officer ...............................        24,294           --
                                                     -----------    -----------
      Total current assets .......................     1,039,781      1,170,474
  Film licenses ..................................     3,030,088      2,980,678
  Property and equipment net of accumulated
    depreciation of $85,740 and $55,798
    respectively .................................       112,636        122,703
  Other assets ...................................         3,971          2,396
                                                     -----------    -----------
                                                     $ 4,186,476    $ 4,276,251
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........       907,267        878,612

  Notes payable - current ........................       125,160        179,163
  Due to producers - current ........................     66,641         93,289
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,106,068      1,158,064

Notes payable - long term ........................        41,258         54,752
Due to producers - long term .....................       240,944        266,039
Due to officers - long term ......................          --            4,566
                                                     -----------    -----------
       Total liabilities .........................     1,388,270      1,483,421
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at September 30, 1996, and
   December 31, 1995: aggregate liquidation
   preference, $471,800 at September 30, 1996
   and December 31, 1995 .........................        23,590         23,590
  Common Stock - $.001 par value, 20,000,000
   shares authorized, 18,145,856 and 15,504,696
   issued and outstanding at September 30, 1996
   and December 31, 1995, respectively ...........        18,147         15,505
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     7,117,178      6,741,804
  Retained earnings (deficit) ....................    (4,571,012)    (4,198,372)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,798,206      2,792,830
                                                     -----------    -----------
                                                     $ 4,186,476    $ 4,276,251
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER FEATURES, LTD.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                    Three Months Ended
                                                September 30,      September 30,
                                                     1996             1995
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    597,452       $    900,810
     Entertainment ...........................         -                  3,000
                                                ------------       ------------
                                                     57,452             903,810
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................       312,187            542,603
     Entertainment ...........................         -                  1,157
Selling, general and administrative expenses .       447,796            396,092
                                                ------------       ------------
                                                     759,983            939,852
                                                ------------       ------------

Net income (loss) ............................  $   (162,531)      $    (36,042)
Interest income                                          114              -
                                                ------------       ------------
Net income (loss)                               $   (162,417)      $    (36,042)
                                                ============       ============

Weighted average number of shares outstanding     17,767,674         13,469,348
                                                ============       ============
Net income (loss) per common share              $      (0.01)      $       0.00
                                                ============       ============







                 See Notes to Consolidated Financial Statements

                             JUNIPER FEATURES, LTD.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                     Nine Months Ended
                                                September 30,      September 30,
                                                    1996                1995
                                                 ------------      ------------
Revenues:
     Healthcare ...............................  $  1,731,027       $ 2,896,127
     Entertainment ............................        20,150            10,000
                                                 ------------      ------------
                                                    1,751,177         2,906,127
                                                 ------------      ------------

Operating Costs:
     Healthcare ...............................     1,008,757         1,872,421
     Entertainment ............................        11,203             3,248
Selling, general and administrative expenses ..     1,103,971         1,017,701
                                                 ------------      ------------
                                                    2,123,931         2,893,370
                                                 ------------      ------------

Net income (loss) from operations .............      (372,754)           12,757
Interest income ...............................           114                21
                                                 ------------      ------------

Net income (loss) .............................  $   (372,640)     $     12,778
                                                 ============      ============

Weighted average number of shares outstanding .    16,749,254        12,889,294
                                                 ============      ============
Net income (loss) per common share               $      (0.02)     $       0.00
                                                 ============      ============


























                 See Notes to Consolidated Financial Statements

                             JUNIPER FEATURES, LTD.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                     1996              1995
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $(372,640)           $  12,778
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization of film licenses ...............      10,590                3,157
 Depreciation expense ........................      29,942               28,496
 Payment of officer's compensation with equity        --                 26,250
 Payment of various liabilities with equity ..        --                 (1,850)
 Payment of directors compensation with equity        --                 15,000
Changes in assets and liabilities:
 Accounts receivable .........................      40,025             (205,672)
 Prepaid expenses and other current assets ...     (19,531)                 627
 Other assets ................................      (1,575)              (1,021)
 Due to/from officers ........................     (28,860)              16,619
 Due from affiliates .........................       7,581              (11,379)
 Accounts payable and accrued expenses .......      28,655              389,969
                                                 ---------            ---------
 Net cash provided from (used for)
   operating activities ......................    (305,813)             272,974
                                                 ---------            ---------

Investing activities:
 Sale (purchase) of equipment ................     (19,875)               -
                                                  ---------           ---------

Financing activities:
 Reduction in borrowings .....................     (67,497)            (227,355)
 Proceeds from borrowings ....................        --                 50,000
 Payments to and on behalf of producers ......     (62,743)            (145,890)
 Proceeds from exercise of options ...........        --                 60,500
 Proceeds from private placements ............     329,015                --
                                                 ---------            ---------
 Net cash provided from (used for)
   financing activities ......................     198,776             (262,745)
                                                 ---------            ---------
 Net increase (decrease in cash) .............    (126,912)              10,229
 Cash at beginning of period .................     129,558              130,169
                                                 ---------            ---------
 Cash at end of period .......................   $   2,646            $ 140,398
                                                 =========            =========


Supplemental cash flow information:
  Interest paid ..............................   $  14,892            $  13,824
                                                 ---------            ---------










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

OVERVIEW
--------

     The Company was organized in July 1987. Its principal businesses are composed of two (2) segments, healthcare and entertainment: (i) The healthcare operations are conducted through two subsidiaries: (a) PartnerCare, Inc. ("PCI"), a managed care revenue enhancement company providing various types of services such as: Physician Practice Management, Managed Care Revenue Enhancement, Comprehensive Pricing Reviews, MSOs and Liability Assessment Programs to newly evolving integrated hospital and physician markets; and (b) Juniper Healthcare Containment Systems, Inc. ("Containment"), a full service Preferred Provider Organization serving managed care markets in the Northeast U.S.; and (ii) The entertainment segment is conducted principally through a subsidiary, Juniper Pictures, Inc. ("Pictures"), consisting of the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace, which is primarily conducted by Juniper Pictures, Inc. ("Pictures").

     During the second and third  quarters  of 1996,  the Company  took  several actions that it believes will improve the results of its hospital revenue enhancement management business. It changed the name of its subsidiary that conducts that business from Diversified Health Affiliates, Inc. to PartnerCare, Inc. ("PCI"). The Company believes that this name better characterizes the nature of the relationship sought to be developed between PCI and the hospitals that it serves. In addition, the Board of Directors of PCI determined that it was necessary to aggressively and strategically re-position PCI's direction in order to pursue new managed care markets and initiatives. To that end, PCI replaced its president with a new president, whose management and marketing skills and extensive experience in the managed care field will, in management's opinion, better serve the future needs and direction of the Company. In addition, the Company is currently seeking to retain other experienced managers who it believes can help to move PCI in a new direction. This new management team will be charged with the task of re-engineering PCI's servicing capabilities with enhanced information systems, diversification of product, and a focus on product and customer support.

     The entertainment segment has not generated significant revenues in 1996 as a result of a confluence of various temporary factors (which are mentioned below) and the decision by the Company to focus on the growth of the healthcare segment at the present time, which is currently the most efficient and cost effective strategy for the Company to maximize revenues. The Company is currently in negotiations for the possible future licensing of films with various media for domestic distribution.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1996 vs Three Months Ended September 30, 1995
------------------------------------------------------------------------------

     The Company's revenues decreased to $597,000 in the third quarter of 1996 from $904,000 in the third quarter of 1995, a 34% decrease.

     Revenue related to the Healthcare segment decreased to $597,000 in the third quarter of 1996 from $901,000 in the third quarter of 1995, a 34% decrease. The decrease in revenue during the third quarter of 1996 was predominately attributed to Containment, which had revenue of approximately $464,000 in the third quarter of 1996, compared to approximately $671,000 in the third quarter of 1995, a 31% decrease. The decrease in revenue is partially attributable to a procedural change by a major client of Containment. Additionally, Containment entered into a new Joint Venture Agreement on January 1, 1996, under which Containment only recognizes one-half of the revenues and operating costs of the Joint Venture. One-half of such revenue amounted to approximately $131,000 in the third quarter of 1996. The new joint venture generates a greater operating profit than Containment has historically generated, because a higher percentage of savings is billed and the additional revenue is shared by the joint venture partners. PCI's (formerly DHA) revenue decreased to $133,000 in 1996 from $230,000 in 1995. Management determined to eliminate poorly performing product lines while redirecting time and resources to new and more profitable products. This resulted in the elimination of marginal revenues historically derived from poorly performing product lines, with a transitional period before new revenue streams develop.

     The entertainment segment recognized no revenue in the third quarter of 1996, compared to $3,000 in 1995. This can be attributed to the following: (i) the Company experienced a slow down of activity in foreign sales; and (ii) the Company experienced a slower closing cycle in the domestic market due to a large number of films which were unavailable for broadcast during the period because of scheduling rotation with cable licensees. This scheduling rotation was delayed because of lengthy negotiations with cable licensors, therefore making the films unavailable for broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $312,000 in the third quarter of 1996 from $543,000 in the third quarter of 1995, a 43% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 52% in the third quarter of 1996 from 60% in the third quarter of 1995. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $448,000 in the third quarter of 1996 from $396,000 in the third quarter of 1995, a 13% increase. This increase is primarily due to increases in salaries of $43,000, office expenses of $22,000, and legal expenses of $18,000, offset by a reduction in interest expense of $29,000 and NASDAQ filing fees of $10,000. The increase in expenses is related to the management changes in PCI and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of new information systems, the recruitment of skilled and experienced managed care professionals, and the formulation of new contracts and marketing materials. The decrease in interest and NASDAQ filing fees is due to a reduction in debt and a reduction in fees directly related to stock issuances.

Nine Months Ended September 30, 1996 vs Nine Months Ended September 30, 1995
----------------------------------------------------------------------------

     The Company's revenues decreased to $1,751,000 through the third quarter of 1996 from $2,906,000 through the third quarter of 1995, a 40% decrease.

     Revenue related to the Healthcare segment decreased to $1,731,000 through the third quarter of 1996 from $2,896,000 through the third quarter of 1995, a 40% decrease. The decrease in revenue through the third quarter of 1996 was predominately attributed to Containment, which had revenue of approximately $1,434,000 through the third quarter of 1996, compared to approximately $2,380,000 through the third quarter of 1995, a 40% decrease. The decrease in revenue is partially attributable to a procedural change by a major client of Containment. Additionally, Containment entered into a new Joint Venture Agreement in January 1, 1996, under which Containment only recognizes one-half of the revenues and operating costs of the Joint Venture. One half of such revenue amounted to approximately $357,000 through the third quarter of 1996. The new joint venture generates a greater operating profit than Containment has historically generated, because a higher percentage of savings are billed and the additional revenue is shared by the joint venture partners. PCI's (formerly
DHA) revenue decreased to $297,000 in 1996 from $516,000 in 1995. Management determined to eliminate poorly performing product lines while redirecting time and resources to new and more profitable products. This resulted in the elimination of marginal revenues historically derived from poorly performing product lines, with a transitional period before new revenue streams develop.

     Revenue from the entertainment segment was $20,150 through the third quarter of 1996, compared to $10,000 in 1995. This can be attributed to the following: (i) the Company experienced a slow down of activity in foreign sales; and (ii) the Company experienced a slower closing cycle in the domestic market due to a large number of films which were unavailable for broadcast during the period because of scheduling rotation with cable licensors. This scheduling rotation was delayed because of lengthy negotiations with cable licensors, therefore making them unavailable for Broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $1,009,000 through the third quarter of 1996 from $1,872,000 through the third quarter of 1995, a 46% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 58% through the third quarter of 1996 from 65% through in the third quarter of 1995. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $1,104,000 through the third quarter of 1996 from $1,018,000 through the third quarter of 1995, an 8% increase. This increase is primarily due to increases in legal expenses of $47,000, office expenses of $22,000, entertainment expenses of $21,000, medical insurance of $16,000 and bad debt expenses of $15,000, offset by a reduction in interest expenses of $27,000 and NASDAQ fees of $11,000. The increase in expenses is related to the management changes in PCI and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of new information systems, the recruitment of skilled and experienced managed care professionals, and the formulation of new contracts and marketing materials. Bad debt expense increased primarily due to an increase in the uncertainty of the entertainment segment receivables. The decrease in interest and NASDAQ filing fees is due to a reduction in debt and a reduction in fees directly related to stock issuances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Working capital at September 30, 1996 was ($66,000), compared to working capital of $12,000 at December 31, 1995. The ratio of current assets to current liabilities was .94:1 at September 30, 1996 and 1.01:1 at December 31, 1995. Cash flow used in operations during the third quarter of 1996 was $106,000, compared to cash flow provided by operations during the third quarter of 1995, of $151,000.

     Accounts receivable - trade decreased to $765,000 from $805,000 at December 31, 1995.

     Accounts payable increased to $907,000 from $879,000 at December 31, 1995.

     Although the Company plans to continue to expand its healthcare business, the Company has no firm material commitments for capital expenditures or the acquisition of films.

     Through the third quarter of 1996, the Company raised $329,000 from Private Placements of its securities.

     The Company believes that it will have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 1996. If the Company is unable to fund its operating cash flow needs, the Company may scale back operations.

     The Company currently does not have available any unused lines of credit.

CONTINGENCY
-----------
     At the Company's next annual meeting, management intends to make a proposal for adoption by shareholders that will eliminate shareholders' pre-emptive rights, which currently exist under New York law. Notwithstanding these rights, the Company has on a number of occasions issued shares without affording shareholders the opportunity to exercise pre-emptive rights and without procuring waivers of such rights. No shareholder has alleged any damage resulting to him as a result of the sale of shares by the Company without offering pre-emptive rights. The amount of damages incurred by shareholders by reason of the failure of the Company to offer pre-emptive rights, if any, is not ascertainable with any degree of accuracy. Management believes that if claims were asserted alleging damages, the Company may have valid defenses.

PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
                  None.

Item 2.  Changes in Securities
         ---------------------
                  None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, in 1993, in 1994, in 1995; and on March 1, and June 1, 1996 have not yet been paid. Accordingly, these dividends are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserves for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods. Holders of Common Stock will not participate in dividends paid on the Preferred Stock.
--------------------------------------

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future.

     Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the quarterly dividend payments which were due on September 1 and December 1, 1992; in 1993; in 1994; in 1995; and on March 1, June 1, and September 1, 1996, which have not yet been paid.

     There are currently 235,900 shares of Preferred Stock outstanding. Accordingly, the total cash value of the arrearage of unpaid dividends is $240,654.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------
         None.

Item 5.  Other Information.
         ------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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