Form 10KSB40
period 1996-12-31
JUNIPER FEATURES LTD
filed 1997-03-31
CIK 864921

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB40


ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1996



Commission File Number: 0-19170

                            JUNIPER GROUP, INC.
                 (Name of small business issuer in Its Charter)

      New York                                 11-2866771
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

111 Great Neck Road, Suite 604,
Great Neck, New York                            11021
(address of principal executive offices)      (Zip Code)

Registrant's Telephone Number, including area code:    (516) 829-4670

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Each Class:
                    Common Stock (par value $.001 per share)
      12% Non-Voting Convertible Redeemable Preferred Stock $.10 par value
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year. - $2,503,188.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,420,000 based upon the $0.16 closing price of these shares on the NASDAQ Stock Market as of March 17, 1997.

As of March 17, 1997, there were 19,614,493 outstanding shares of Common Stock, $.001 par value per share.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

A.       Business Development

     Juniper Group, Inc. (formerly Juniper Features Ltd., the "Company") is a New York Corporation. Its principal businesses are composed of two (2) segments, healthcare and entertainment: (i) the healthcare operations are conducted through two subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company: (a) PartnerCare, Inc. ("PCI", formerly Diversified Health Affiliates, Inc.), a managed care revenue enhancement company providing various types of services such as: Physician Practice Management, Managed Care Revenue Enhancement, Comprehensive Pricing Reviews, MSOs and
Liability Assessment Programs to newly evolving integrated hospital and physician markets and (b) Juniper Healthcare Containment Systems, Inc. ("Containment"), which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.; and (ii) the entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. The Company's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

     The Company was incorporated in July 1987 and commenced entertainment operations in January 1988. In late 1991, the Company recognized an opportunity to expand into healthcare, and in December 1991, JMSI, acquired all of the outstanding capital stock of PCI. Containment commenced operations in September 1992. Containment operates its business from the Company's Great Neck location. PCI operates its business from its Boca Raton, Florida location and the Company's Great Neck location.

     During the second quarter of 1996, the Company took several actions that it believes will improve the results of its hospital revenue enhancement management business. It changed the name of its subsidiary that conducts that business from Diversified Health Affiliates, Inc. to PCI. The Company believes that this name better characterizes the nature of the relationship sought to be developed between PCI and the hospitals that it serves. In addition, PCI determined that it was necessary to aggressively and strategically redirect its efforts in order to pursue new managed care markets and initiatives. To that end, PCI replaced its president with a new president, whose management and marketing skills and extensive experience in the managed care field will, in management's opinion, better serve its needs.

     In February 1997, at the Company's annual meeting of shareholders (The "Annual Meeting"), the shareholders approved a proposal to change the Company's state of incorporation from New York to Nevada. Reincorporation in Nevada will allow the Company to take advantage of certain provisions of the corporate law of Nevada but will not result in any change in the business, management, assets, liabilities or net worth of the Company.

     In order to effect the Company's reincorporation in Nevada, the Company will be merged into a newly formed, wholly-owned subsidiary of the Company incorporated in Nevada. The Nevada subsidiary, named Juniper Group, Inc., which was formed on January 22, 1997, has not engaged in any activities except in connection with the proposed transaction.

     In addition, at the Annual Meeting the shareholders approved amendments to the Certificate of Incorporation of the Company (1) to change the name of the Company from Juniper Features Ltd. to Juniper Group, Inc.; (2) to eliminate the preemptive rights of the holders of the Company's common stock (see Item 6 Management's Discussion and Analysis or Plan of Operation); (3)to increase the authorized common stock of the Company from 20,000,000 to 300,000,000 shares; and (4) to require the vote of holders of 80% of the issued and outstanding shares of common stock to approve certain business combinations.

     The shareholders also approved an amendment to the By-Laws of the Company to provide for a pre-takeover notification requirement and approved the Company's 1996 Stock Option Plan.

B.       Business of Issuer

         (i)  Healthcare Cost Containment Services and Revenue Enhancement

                  (a)  Healthcare Cost Containment Services

     Containment is a provider of healthcare cost containment services for third party healthcare payors. Containment provides its clients with savings on hospital expenditures through a geographically tailored network of high-quality, cost-effective healthcare providers. In addition, Containment provides its clients with timely, informative data claims analysis and reporting. Containment assists third party healthcare payors, including group health insurance companies, in reducing their costs associated with the delivery of health services. Containment has arrangements with networks of healthcare providers and facilities (preferred provider organizations, "PPO's") that agree to discount their charges in return for prompt payment and access to a higher volume of patients. Group health insurance companies agree to channel their enrollees to a preferred provider organization network, resulting in lower insurance premiums to their clients. Containment provides supervision through sub-contractors to ensure that the appropriate and necessary medical services are provided to the patient in a cost effective manner. Containment also provides health network coverage to its insurance clients and their enrollees.

     Based upon data generated by the healthcare industry and U.S. Government sources, healthcare expenditures have increased from $249 billion in 1980 (9.1% of gross national product) to an estimated $700 billion in 1990 (12% of gross national product). It is anticipated that healthcare expenditures will exceed $1 trillion in the year 2000. Employers, who paid an estimated $165 billion in healthcare costs for their employees in 1989, have taken steps to control their rapidly escalating healthcare costs. Many have modified their traditional insurance coverage or made available to their employees the opportunity to participate in HMOs and PPOs. Many employers have also elected to self-insure the cost of providing healthcare benefits to their employees, thereby providing an opportunity to reduce costs. This has also enabled them to take a more active role in managing healthcare benefits and costs. In response to the trend towards self-insurance and increasing competition from HMOs and PPOs, group insurance carriers have sought to control premium increases through the adoption of cost containment programs.

     Independent PPO cost management firms, such as Containment, offer numerous programs designed to meet these collective objectives. PPO services have only recently been offered on a commercially significant scale by independent firms which are engaged primarily in providing these types of services. The industry is currently highly fragmented with numerous independent firms providing medical utilization review and PPO services, the vast majority of which provide such services on a regional or local level.

     Since 1992, Containment has had an on-going agreement with The Guardian Life Insurance Company ("Guardian"), whereby Containment is paid a percentage of the savings it generates for the insurance company. Containment provides this service for Guardian in New Jersey and Connecticut.

     The Company has, over the past several years, worked closely with a healthcare professional to bring the Company both health insurance company group plan customers, as well as, professional healthcare providers and networks. The healthcare professional has assisted in arranging the relationships between the Company, the Guardian, and the network of providers currently under contract with Containment.

     The agreement with the healthcare professional for his services continues until December 31, 1997 and provides that the Company will pay the healthcare professional commissions at varying rates and grant options to purchase common stock if certain contract renewals are realized or certain revenue levels are achieved. Based upon the contracts existing as of December 31, 1996 and through the remaining term of the contracts, should certain financial goals be achieved, the healthcare professional has a total potential of receiving 1,550,000 common share purchase options at exercise prices varying from $.19 to $.50 per share. At December 31, 1996, none of the options was granted.

     In 1996, the Company agreed with the healthcare professional to reorganize the manner in which its business with health insurance company group plans is structured. The purpose of this reorganization was to provide new services to healthcare insurance companies. This change, which occurred in early 1996, resulted in conducting such business in the form of a joint venture with a Company affiliated with the healthcare professional.

         (b)  Managed Care Revenue Enhancement Program ("MCREP")

     In 1996, the country experienced an explosive growth of managed care markets. In order to address the opportunities fostered by this trend, management embarked on a number of critical initiatives which would reposition and reengineer the nature and direction of the Company's managed care business. First the Company changed its subsidiary's name to PCI to better characterize the relationships it would seek among itself, the hospitals and the integrated networks it would serve.

     PCI also recruited new leadership, including a new President, whose management, marketing skills and experience in the managed care marketplace would better serve the future needs and direction of the Company. The Company then pursued a series of initiatives which has produced new product lines and eliminated those which demonstrate poor sales opportunities or were unprofitable. It moved out of the Diagnostic Related Groups ("DRG") audit business and became a Managed Care Revenue Enhancement company.

     PCI has developed a comprehensive program that addresses the entire spectrum of business and revenue issues pertaining to the hospital's managed care relationships. PCI ensures that hospitals obtain all the dollars that they are entitled to under their managed care agreements.

     PCI's program also includes the profiling of managed care contracts and the performance benchmarking of these agreements. PCI validates whether or not the projected financial value anticipated from these arrangements can be obtained. PCI's assessments include line item audits of claims generated through these relationships, as well as trending reviews to identify, and document "Silent PPO" activity. PCI also identifies managed care claims that have not been properly paid, or have been written-off . PCI then actively pursues payors to expedite payments to the hospital for rebilled claims.

     This transition has given the Company a new opportunity to service the growing number of hospitals and integrated networks that are facing the complexities associated with managed care contracts. These relationships result in payment errors on claims and non-compliance issues that foster sizable revenue losses to hospitals. PCI's new product lines target these problems and provides services which recapture loss revenue in this two hundred billion dollar industry.

     The vision of the Company's new direction has been complemented by management's commitment to developing a growing relevance in evolving managed care markets and meeting the needs of its new clients. PCI emphasizes the importance of maintaining an atmosphere of customer support and appreciates the need to meet client needs in an unobtrusive manner. PCI's staff of professionals come from the insurance and PPO industries and are also sensitive to the importance of payor relationships.

     PCI's MCREP business consists of the essential ingredients needed to assist hospitals in maximizing the business value of their managed care contracts. The components of this Program are as follows:

1) Managed Care Contract Compliance

     PCI identifies all managed care contracts and benchmarks performance requirements for each contract. Its clients are provided with comprehensive, easy to read profiles of the managed care contracts in the hospital's portfolio. PCI evaluates claims actively generated by each payor for contract compliance. Per diems and percentage discounts taken by payors are validated in accordance with hospital expectations. MCREP provides the hospital with an immediate source of additional revenue from closed accounts. MCREP becomes a second filter of claims adjudication. The quality process results in a correct bill and assures the hospital that all revenue due is properly billed.

2) Line Item Reviews and Administration

     PCI's team identifies and recovers all charges overlooked subsequent to the presentation of the final hospital bill, as well as reviews previously submitted claims. PCI's unique Line Item Reviews simultaneously match units of service to the medical record documentation at the time of discharge. Line Item Reviews identify the claims under and over charged by the payor. While reviewing the bills, PCI is simultaneously auditing the medical records. This critical component of the Managed Care Revenue Enhancement Program also serves as a quality assurance review of the hospital's medical records. By ensuring an accurate final bill for submission to the insurance company, the hospital avoids additional billing and collection expenses.

     (c) Comprehensive Pricing Review

     CPR encompasses CPT-4/HCPCS Charge Master updates, CPT-4/HCPCS Optimization Reviews and Comprehensive Pricing Strategies as well as UB 92 Revenue Code Validation. The purpose of CPR is to evaluate the quality of Outpatient coding and determine the effect on hospital reimbursement. As part of the outpatient coding validation, PCI reviews a cross section of records comprised of a sampling from ambulatory surgery, outpatient services and the emergency room. Hospitals are then provided with a detailed report which identifies trends in lost revenues. This provides the hospital with the opportunity to obtain anticipated revenue from the initial claim while simultaneously saving additional re-billing expenses.


     PCI'steam of reimbursement specialists apply specific codes to applicable claims, eliminating unlisted code denials on the hospital's Explanation of Benefits. PCI also works closely with the hospital's departments utilizing surgical intervention codes ensuring that services are listed and identifying allowable unbundling to maximize reimbursement.

     (d) Liability Assessment Program

     LAP is designed to minimize financial losses from insurance companies audits of patient bills. PCI's analysts identify and analyze trends in overcharges by contract, by payor, by claim and by department. Hospitals are able to evaluate the efficiency of their billing system utilizing the data provided by PCI.

Competition

     Although its MCREP services are significantly different from those offered by other hospital consulting services, the Company competes for consulting business primarily with revenue-optimization services companies. The Company competes for its MCREP clients by distinguishing its services from those provided by revenue optimization service companies, which generally do not use benchmark performance levels of managed care agreements or target "Silent PPO" practices as does the Company. Approximately 500 companies of varying size offer revenue-optimization services that may be considered competitive with the Company. Competitors include the healthcare consulting practice of Anderson Consulting, the Gailer Advisors, Inc., Iameter, MC Strategies, Inc., National Coding Services, Inc., Quality Medical Consultants, Inc., and J.A. Thomas & Associates, Inc. Most of these firms have substantially greater financial, technical, marketing and management resources than the Company. The Company does not believe that any single company commands significant market share. Larger, more established consulting firms have an enhanced competitive position, due in part to established name recognition and direct access to hospital clients through the provision of other services. Small firms, although not necessarily offering those particular services comparable to those of the Company, compete on the basis of price.

     The managed care industry is highly competitive. The Company's MCREP programs will compete with other providers of healthcare services, including regional groups as well as national firms. Based upon these competitive factors, the Company believes that it will be able to compete successfully in the markets by adhering to its business strategy, although there can be no assurance that the Company will be able to compete successfully.

Sales and Marketing

     The Company's 1996 growth initiative has also driven new sales and marketing strategies, resulting in a growing interest in PCI's new product lines which capture unrecovered dollars that hospitals are entitled to under their managed care agreements. The initiatives have also been received well by national hospital chains, regional hospital networks, and larger hospitals that have numerous managed care contracts. Targeted sales efforts to these entities became a primary focus in 1996. In most cases hospital chains required timely procedures requiring corporate due diligence and preferred vendor certification prior to accessing their member hospital. Efforts have been underway to address these requirements which, when completed, will foster greater sales opportunities.

     In addition to the above sales and marketing efforts, new initiatives are also underway targeting geographic markets which are characterized by an accelerated growth of the managed care industry. Specifically, resources and sales efforts were invested into developing both the Florida and New Jersey markets. This included numerous meetings with corporate officers and representatives of hospital chains that have a large presence in Florida. These markets represent a great deal of opportunity since managed care revenue represents a major revenue source to hospitals within these areas, sometimes close to or exceeding 50%.

         (ii)     Entertainment

     Pictures is engaged in the distribution of films through licensing to home video, pay-per-view, pay-cable, and commercial television broadcast media domestically as well as in foreign markets. Pictures has exclusive distribution rights to eighty-one (81) films in various media within various international markets.

     During 1996 and 1995, the Company significantly curtailed its efforts in the distribution of film licenses to commit and focus its resources on the growth of the healthcare segment, which during that time was, and currently is, the most efficient and cost effective strategy for the Company to maximize revenue. In 1997, the Company will continue directing efforts toward reestablishing a foothold in the film industry. The Company expects to begin recognizing growth in revenues from the sale of film licenses in 1997.

     Pictures acquires worldwide rights to films which are saleable to various markets. In acquiring the rights to a film, Pictures analyzes the viability of the product for distribution in an effort to target the film's audience appeal. Armed with its analysis, Pictures markets the film, using sales representatives and the efforts of its officers, to the various media in a selective manner. In addition, Pictures aids the media to which it markets its films by producing a strategy for the presentation of the film, with a view to programming/counterprogramming against competitive media in the same market and skewing a film to the proper demographic population (i.e., female, male, child, teenager and middle age) in order to produce the most favorable outcome regarding ratings and advertising revenue.

     Pictures acquires its film rights from independent film production companies. Pictures monitors the industry for available films, concentrating on content, quality, theme, actors and actresses, plot, format and certain other criteria to determine the film's suitability for the home video, pay-per-view, pay/cable and commercial media to which Pictures markets its product, both domestically and internationally.

     Pictures markets its product through its sales representatives, who also assist Pictures at domestic and international trade shows to market Pictures' film library.

     Pictures acquires domestic and/or foreign distribution rights to films for a license period that typically spans between 10 and 20 years, during which time Pictures has the right to distribute such films in various media (video, pay cable, syndication and free T.V.). Pictures earns a distribution fee, which is based upon a percentage of gross receipts received for the license. In addition, the Company recoups its expenses incurred in making the sale (i.e. market costs, travel and entertainment, advertising, fax, phone, mail, etc.), along with recouping any advances made to producers upon signing or within a fixed period of time thereafter (minimum guarantee) from the gross receipts. The balance of gross receipts after such recoupment is paid to the producer. Any minimum guarantees paid to the producer are payable over a period of 3-8 years.

Competition

     Competition is intense in the motion picture distribution industry. The Company is in competition with other motion pictures distribution companies including many which have greater resources than the Company, both in the acquisition of distribution rights to movie properties and the sales of these properties to the various markets (ei. pay, cable and television).

Major Customers

     In 1996, Guardian accounted for 75% of the total revenue of the Company. In 1995, Guardian accounted for 83% of the total revenue of the Company. The loss of the contract with Guardian would have a material adverse effect on the operations of the Company. However, the Company is pursuing contracts with other insurance companies, which if successful, may reduce the Company's dependence upon Guardian.

     The Entertainment segment of business is not dependent upon any one significant customer.

Employees

     As of March 17, 1997, the Company had 9 full-time employees. Of the full-time employees, 7 work at the Company's offices, and 2 work at client premises.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive, healthcare and film distribution offices are located at 111 Great Neck Road, Suite 604, Great Neck, New York 11021. This property consists of 2,026 square feet of offices and is subleased from Entertainment Financing Inc.("EFI"), an entity affiliated with the Chief Executive Officer of the Company, currently at $4,263 per month. EFI's lease, and the Company's sublease on this space expires on May 31, 2002. EFI has agreed that for the term of the sub-lease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. In addition, in January 1995, the Company opened an office in Boca Raton, Florida. This property consists of 1900 square feet of offices and is sub-leased from EFI Funding, Ltd. ("Funding"), an entity affiliated with the Chief Executive Officer of the Company, currently at $1,150 per month. Funding's lease and the Company's sublease on this space expires on November 30, 1997. Funding has agreed that for the term of the sub-lease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. Minor additional charges are made by EFI and Funding to the Company to cover administrative costs.

ITEM 3. LEGAL PROCEEDINGS

     In December 1996, an action was filed in the Superior Court of New Jersey, by MediChoice Network, Inc. against Containment, for damages in the amount of approximately $197,000. The claim alleges failure to pay for services provided under a contract. A default judgment in the amount of $197,000 was entered against the Company for failure to answer the original complaint in a timely fashion. An application is currently pending to vacate the default. The Company believes it is entitled to damages against the Plaintiff, and that it has meritorious defenses to the claim, but it intends to seek a settlement of the matter.

     In February 1997, a law firm commenced an action against each of Pictures and PCI. The actions seek damages for legal services aggregating approximately $13,600. Concurrently, the Company became aware of an unasserted claim by two shareholders of the Company, one of whom is the spouse of one of the claimant-attorneys, for damages for alleged stock manipulation. Management believes that the allegations are without merit and will vigorously defend any such claim. Currently, the Company is engaged in settlement negotiations to resolve all three matters and avoid unnecessary litigation expenses.

     In May 1995, Ted Lichtenheld commenced an action against the Company and others in the United States District Court for the Southern District of New York, seeking damages in the amount of $100,000 for each of the seven (7) alleged acts of willful infringement, or in the alternative $20,000 for each of the seven (7) alleged acts for unintentional infringement, plus a return of the film, together with attorney's fees in connection with the motion picture "Personal Foul." Lichtenheld alleged that he licensed the picture to Double Helix Films, Inc. ("Helix") and that, pursuant to that license agreement, Helix failed to make payment to Lichtenheld. It is further alleged that by reason of Helix's breach of the agreement, all rights granted to Helix had reverted to Lichtenheld. Lichtenheld's claim against the Company is based upon the Company's distribution of the picture (pursuant to the sub-license from Helix) after the purported termination of the license to Helix. The Company is vigorously defending the action and asserts that under Lichtenheld's agreement with Helix, the reversion did not affect the Company's rights to the picture.

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, its CEO and an affiliate of the CEO in the United States District Court for the Eastern District of New York seeking damages in the amount of $464,470.50, plus interest alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. It is alleged that the Company was formed in 1989 as a successor to Releasing and that the Company and others transferred assets out of Releasing to avoid the payment of Releasing's creditors. The Company is vigorously defending the allegations and has asserted that the claims are without merit and are time barred.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1996.


                                     PART II


     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, Class A Warrants and Class B Warrants are traded on the National Association of Securities Dealer Automatic Quotation System ("NASDAQ") Small Cap Market, under the symbols "JUNI", "JUNIW" and "JUNIZ" respectively. The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-Counter Market on the NASD OTC Bulletin Board. The following constitutes the high and low sales prices for the common stock, the Class A Warrants and the Class B Warrants as reported by NASDAQ for each of the quarters of 1995 and 1996. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                 1995                              HIGH               LOW

FIRST QUARTER
Common Stock .............................         0.359              0.109
Class A Warrants .........................         0.125              0.078
Class B Warrants .........................         0.125              0.078

SECOND QUARTER
Common Stock .............................         0.297              0.109
Class A Warrants .........................         0.078              0.078
Class B Warrants .........................         0.078              0.078

THIRD QUARTER
Common Stock .............................         0.578              0.203
Class A Warrants .........................         0.094              0.078
Class B Warrants .........................         0.094              0.078


FOURTH QUARTER
Common Stock .............................         0.906              0.172
Class A Warrants .........................         0.266              0.078
Class B Warrants .........................         0.141              0.078


                1996                               HIGH               LOW

FIRST QUARTER
Common Stock .............................         0.875              0.188
Class A Warrants .........................         0.125              0.125
Class B Warrants .........................         0.125              0.125

SECOND QUARTER
Common Stock .............................         0.344              0.188
Class A Warrants .........................         0.125              0.125
Class B Warrants .........................         0.125              0.125

THIRD QUARTER
Common Stock .............................         0.375              0.125
Class A Warrants .........................          (1)                (1)
Class B Warrants .........................          (1)                (1)


FOURTH QUARTER
Common Stock .............................         0.219              0.031
Class A Warrants .........................         0.125              0.125
Class B Warrants .........................         0.125              0.125


     (1) Issue did not trade

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995 and in 1996 and the payment due on March 1, 1997 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the quarterly dividend payments which were due on September 1 and December 1, 1992; and all payment due in 1993; in 1994; in 1995, in 1996 and March 1, 1997, which have not yet been paid. The total cash value of the arrearage of unpaid dividends is $269,000.

     The Company has not declared cash dividends on its Common Stock and does not intend to do so in the foreseeable future. If the Company generates earnings, management's policy is to retain such earnings for further business development. It plans to maintain this policy as long as necessary to provide funds for the Company's operations. Any future dividend payments will depend upon the full payment of Preferred Stock dividends, the Company's earnings, financial requirements and other relevant factors, including approval of such dividends by the Board of Directors.

     As of March 17, 1997, there were 166 shareholders of record of the Company's common stock, excluding shares held in street name.

     As of December 31, 1996, the Company has approximately 116,800 Class A Warrants outstanding. Each Class A Warrant entitles the holder to purchase, at any time through May 1, 1997 (at which time they expire), one common share and one Class B Warrant at a price equal to $2.50, subject to adjustment. The Company has authorized the issuance of Class B Warrants to purchase an aggregate of 300,000 shares of Common Stock, of which it has issued 183,200 Class B Warrants upon the exercise of Class A Warrants. Each Class B Warrant entitles the holder to purchase, at any time through May 31, 1998 (at which time they expire), one common share at a price equal to $5.00, subject to adjustment.

Recent Sales of Unregistered Securities

     In February 1996 the Company sold 40,000 shares of the Company's common stock upon the exercise of options issued to a consultant under section 4(2) of The Securities Act of 1993, as amended, for $10,000, or $0.25 per share.

     In February 1996, the Company sold 500,000 shares of the Company's common stock upon the exercise of options issued to non-U.S. persons in an offering under Regulation S for $100,000, or $0.20 per share.

     In March 1996, the Company sold 687,000 shares of the Company's common stock upon the exercise of options issued to non-U.S. persons in an offering under Regulation S for $107,344, or $0.16 per share.

     In September 1996, the Company sold 400,000 shares of the Company's common stock upon the exercise of options issued to non-U.S. persons in an offering under Regulation S for $50,500 or $0.13 per share.

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1996 vs Fiscal Year 1995

     The Company's revenues decreased to $2,503,000 in 1996 from $3,596,000 in 1995, representing a 30% decrease.

     Revenue related to the Healthcare segment decreased to $2,389,000 in 1996, from $3,586,000 in 1995, representing a 33% decrease. The decrease in revenue during 1996 was predominately attributed to Containment, which had revenue of $1,872,000 in 1996, compared to revenue of $2,992,000 in 1995. This decrease is largely attributed to a decline in claims processed. This is a result of the following three factors: (1) a reduction in indemnity claims due to the national trend in the markets toward managed care; (2) a reduction in claims to be repriced from Containmen's major client. This facilitated the client's decision to rapidly process a backlog of claims rather than delay their payment, by having Containment reprice such claims and avail themselves of greater savings; and (3) a new joint venture arrangement which replaces Containment's previous arrangement and results in lower gross revenue, but substantially greater gross profit margins. PCI's revenue decreased to $516,000 in 1996, from $594,000 in 1995. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     Revenue related to entertainment increased to $115,000 in 1996 from $10,000 in 1995. This increase is largely attributable to the Company's marketing of its film licenses.

     Operating costs decreased to $1,319,000 in 1996 from $2,339,000 in 1995, a 44% decrease. The Healthcare operating costs decreased to $1,259,000 in 1996 from $2,333,000 in 1995, a 46% decrease. As a percentage of revenue, operating costs for the Healthcare segment decreased to 53% in 1996 from 65% in 1995.

     Operating costs for Entertainment include film amortization and producers royalties. Where the Company acquires licensing rights through guaranteed payments, it records such guarantees on its balance sheet. The amortization of such licensing rights is calculated under the film forecast method. Film amortization represents amortization of the original acquisition price capitalized on the balance sheet. Producers royalties reflect current amounts due producer's for their share of current revenue for films with no minimum guarantee obligation.

     Selling, general and administrative expenses increased to $1,875,000 in 1996 from $1,433,000 in 1995, a 31% increase. The significant increases in selling, general and administrative expenses were: Bad Debt Expense of $199,000; Legal Expense of $131,000; Office Expense of $46,000; Commissions of $21,000; Rent of $19,000; and Insurance Expense of $19,000. These increases were offset by decreases in: Director's Compensation of $48,000; and Interest Expense of $36,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficiency at December 31, 1996 of $360,000. The ratio of current assets to current liabilities was .74:1 at December 31, 1996. Cash flow used by operating activities during 1996 was $127,000.

     The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits, however, the Company plans to enhance its information system capabilities to more efficiently and effectively provide its health healthcare services and to acquire additional films during 1997.

     During 1996, the Company raised an aggregate of $268,000 through the private sales of the Company's stock, pursuant to Section 4(2) and Regulation S under the Securities Act of 1933, as amended (the "Act").

     The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 1997 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or stop planned expansion, or possibly scale back operations. The Company currently does not have any lines of credit.

     The Company has issued shares of its Common Stock on a number of occasions without offering preemptive rights to existing Shareholders or procuring waivers of their preemptive rights. No Shareholder has alleged any damage resulting to him as a result of the sale of shares of Common Stock by the Company without offering preemptive rights. The amount of damages incurred by Shareholders by reason of the failure to offer preemptive right, if any, is not ascertainable with any degree of accuracy. The Company believes that if any such claims were asserted, the Company may have valid defenses.

     During 1996 and 1995, the Company focused its resources on the growth of the healthcare segment, which, during that time, was and currently is the most efficient and cost-effective strategy for the Company to maximize revenue. Although resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 1997.

  Healthcare

     The transition of PCI from a DRG audit company offering limited services and markets, to a full service Managed Care Revenue Enhancement company has required a major investment of time, manpower and Company resources. This engendered a period of the phasing out old services, while at the same time committing increased resources to non-revenue producing, but nevertheless critical development activities.

     The transition to a Managed Care Revenue Enhancement company has also required a retooling of the Company's infrastructure as well as the development of new marketing strategies and materials. The Company incurred approximately $130,000 for this retooling and development in 1996. New contracts which clearly define PCI's new services have been developed. In addition, these contracts create payment terms which expedite the collection process of PCI revenue from its new books of business.

     This also required new staffing  including the  recruitment  of experienced personnel from the insurance and managed care industry. Infrastructure initiatives, especially those associated with information systems capabilities, are continuing to be addressed through investments in new hardware, software, staffing and technical support, and the Company incurred approximately $45,000 on these initiatives in 1996.

     PCI will also need to invest in the upgrading of its communication resources, since telemarketing and sales initiatives associated with national companies require improvement in the number and quality of communications equipment. These additional costs have also been factored into PCI's expansion into the national managed care arena. Fax capabilities, electronic mailing and other considerations to improve connectivity between PCI's clients, its Florida office and its New York office have been actively reviewed and addressed.

     With increasing sales efforts to seek out national market opportunities, the Company intends to continue to invest resources in underwriting costs associated with travel and lodging and sales contacts. PCI has also developed revenue incentive arrangements with established individuals in the managed care industry. Their contacts and recognition of our services' value, will serve as another source of sales opportunities.

 Entertainment

     During the latter part of 1996, the Company was involved in negotiations and discussions with a number of television buyers in the TV broadcast markets, for thematic picture packages.

     Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 1997.

     In 1997, the Company will consider searching for full time sales personnel and utilizing outside sales representatives. Initially, the Company will begin promoting its film library in the domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate film markets.

ITEM 7.  FINANCIAL STATEMENTS

     The response to this item follows Item 13, and is hereby incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    NONE


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's Certificate of Incorporation  provides for no less than three
(3) Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of three (3) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors and Executive Officers are listed below:

                                   POSITIONS
         NAME             AGE      W/COMPANY                 DIRECTOR SINCE

Vlado Paul Hreljanovic     49       Chairman of the Board,        1987
                                    President, CEO and
                                    acting CFO

Harold A. Horowitz         46       Director                      1991

Peter W. Feldman           52       Director                      1995

Yvonne T. Paultre          56       Secretary                       -

Richard O. Vazquez         44       President-PCI                   -


DIRECTORS

     Vlado Paul Hreljanovic has been the President, Chief Executive Officer and Chairman of the Board since 1987. Upon graduation from Fordham University, he joined KPMG (formerly Peat Marwick Mitchell & Co.) as an accountant. Mr. Hreljanovic is and has been the sole shareholder, officer and director of Entertainment Financing, Inc. and EFI Funding, Ltd., which only business is as lessee of the Company's offices in Great Neck, New York and Boca Raton, Florida, and the sub-lessors of such premises to the Company. He has served as a member of the Executive Committee of The New Leadership Division, North Shore University Hospital NYU Medical School since 1988.

     Harold A. Horowitz has been a Director of the Company since January 1991. Since October 1, 1995, he has been a principal and Chairman of the Board of In-Stock Business Forms and Paper Products, Ltd., and an independent consultant to various public and private companies. Until October 1, 1995, Mr. Horowitz was a Partner of the law firm of Finkelstein, Bruckman, Wohl, Most and Rothman, which firm was securities counsel to the Company. Mr. Horowitz received his JD degree in 1976 from Columbia University School of Law and masters degree in economics from Columbia University in 1973. He received his BA degree from Yeshiva University in 1971.

     Peter W. Feldman was elected to the Board of Directors of the Company on February 1, 1995 to fill a vacancy. Mr. Feldman has been the managing director of a Kentucky Fried Chicken franchise since 1972. He was a Director and officer of Labels For Less, a discount women's clothing chain, from 1975 through 1990. Additionally, Mr. Feldman was Chief Financial Officer and administrator of Morris Industrial Builders, a real estate developer, from 1985 through 1991. Mr. Feldman has been the principal of International Food and Development, Inc., a company that develops and operates restaurants throughout the Caribbean.

OTHER OFFICER

     Yvonne T. Paultre has been Secretary since 1991. Ms. Paultre has supervisory responsibilities for the Company's employees, customer relations and office policies. She is also responsible for operations of the Company's television syndication area.

KEY EMPLOYEE

     Richard O. Vazquez was formerly Vice President for Integrated Networks at MultiPlan, Inc. During his tenure he was responsible for developing and marketing all integrated strategies for MultiPlan. This included network contracting throughout the USA, Latin America and the Caribbean. Prior to that he was the Associate Executive Director of Elmhurst Hospital and Medical Center, responsible for all capital programs, including a $230 million major modernization project. He has been a speaker and guest lecturer at numerous managed care conferences and forums, as well as being published on healthcare issues. He is a National Urban Fellow, having attained an MPA from Baruch College and a BA from New York University.

Section 16(a) Beneficial Ownership Reporting Complaince

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, the Company's officers, directors, and 10% shareholders complied with all applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 1996, 1995 and 1994. No other executive officer received salary and bonus in excess of $100,000 in any such year.

                           SUMMARY COMPENSATION TABLE
                                                                                                                        Long Term
                                                                                                                      Compensation
                                                                                                                     --------------
                                          Annual Compensation                                                          Securities
                 Name and                                                                          Other Annual        Underlying
            Principal Position                    Year             Salary           Bonus          Compensation        Options (#)
    ------------------------------------   -------------------- -------------    -------------    ---------------    ---------------

    Vlado Paul Hreljanovic, Chairman of           1996              $167,774          $45,931 (2)        $56,800 (1)        -
    the Board and Chief Executive Officer
                                                  1995              $163,363          -                  $45,500 (3)        -

                                                  1994              $150,000          $26,250 (4)        $45,200 (5)    250,000  (6)


(1) Other compensation for Mr. Hreljanovic is 1996 was primarily comprised of, among other things, automobile payments, including lease, maintenance, and insurance of $29,300, and health and life insurance of $27,500.

(2) Paid in 670,000 shares of the Company's unregistered common stock valued at $45,931, which were issued to Mr. Hreljanovic on July 1, 1996 (560,000 shares), and December 24, 1996 (110,000 shares), in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

(3) Other compensation for Mr. Hreljanovic in 1995 was primarily comprised of, among other things, automobile payments including lease, maintenance, and insurance of $25,000 and health and life insurance of $18,600.

(4) Paid in 525,000 shares of the Company's unregistered common stock valued at $26,250, which were issued to Mr. Hreljanovic on February 8, 1995 (75,000 shares) and April 18, 1995 (450,000 shares), in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

(5) Other compensation for Mr. Hreljanovic in 1994 was primarily comprised of, among other things, automobile payments including lease, maintenance, and insurance of $29,900 and health and life insurance of $14,500.

(6) Options granted to Mr. Hreljanovic pursuant to his employment agreement, at 110% of the market value on January 1, 1994, the effective date, which equaled $0.407 per share. These options are for a term of five years.




    Aggregate Option Exercises in Last Fiscal Year and Year-End Options

    --------------------------------------------------------------------------------------------------------------------
                                                                                  Number of
                                                                                  Securities         Value of
                                                                                  Underlying       Unexercised
                                                                                 Unexercised       In-the-Money
                                                 Shares                           Options at        Options at
                   Name                         Acquired                         Year-End (#)      Year-End ($)
                    and                            on              Value         Exercisable/      Exercisable/
            Principal Position                  Exercise          Realized       Unexercisable    Unexercisable
    ------------------------------------   -------------------- -------------    --------------------------------

    Vlado Paul Hreljanovic, Chairman of             -                -            250,000/0           $0/$0
    the Board and Chief Executive Officer

     Compensation of Directors: In 1996, Mr. Horowitz and Mr. Feldman were issued 50,000 and 100,000 Shares, respectively, of the Company's unregistered common stock, valued at $4,500 and $4,900, respectively, in recognition of efforts exerted on behalf of the Company as Board Members during 1996. Mr. Horowitz received $4,477 as additional compensation.

     Non-employee directors are entitled to five hundred ($500.00) dollars for each meeting attended and to reimbursement for their out-of-pocket expenses in attending such meetings.

     Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2000, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 1996 was $167,774. Additionally, Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company.

     Under the terms of this employment agreement, the Chief Executive Officer of the Company is entitled to receive a cash bonus of a percentage of the Company's pre-tax profits if the Company's pre-tax profit exceeds $100,000.

     Additionally, if during the term, the employment agreement is terminated by the Company after a changein control (as defined by the agreement), the officer is entitled to a lump sum cash payment equal to approximately three times his base salary.

     Mr. Vazquez has an employment agreement with PCI which expires on June 30, 1998 and provides for his employment as President of PCI with annual compensation of $200,000, payable in cash of $135,000 and in the Company's Common Stock of $65,000. Additionally, Mr. Vazquez is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 590,000 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as Mr. Vazquez achieves certain annual gross revenue thresholds, ranging from $1,000,000 to $5,000,000 during the term of his employment agreement.

STOCK OPTION PLANS

1989 Restricted  Stock,  Non-Qualified  and Incentive Stock Option Plan

     On December 7, 1989, a restricted stock, non-qualified and incentive stock option plan was adopted. The Company has authorized 375,000 shares of common stock to be reserved for issuance thereunder. Under the terms of this plan, restricted stock awards are authorized for employees. Additionally, non-qualified options may be granted to employees, directors, consultants and others who render services to the Company. 269,600 shares of restricted stock have been issued to employees, pursuant to the plans. In addition, 250,000 options have been issued to the Chief Executive Officer under the Plan. The Company intends to increase the number of shares authorized under this Plan. Under the terms of the restricted stock awards, restricted stock may be issued to employees in consideration of (i) cash in an amount not less than the par value thereof or such greater amount as may be determined by the Compensation Committee of the Board of Directors and (ii) the continued employment of the employees during the restricted period, which will in no event be less than one year.

     Under the Non-Qualified Option aspect of the Incentive Compensation Plan, options may be granted to employee, directors, consultants and other individuals who render services to the Company. The option price for each option granted will be determined by the Compensation Committee. Each option will have a term of not more than 10 years from the date of grant and may be exercisable in installments as prescribed by the Compensation Committee.

     The Company's Incentive Stock Option aspect of the Incentive Compensation Plan provides for granting incentive options to employees to purchase shares of common stock of the Company at option prices which are not less than the fair market value of the Company's common stock at the date of grant, except that any Incentive Option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value.

     Incentive Options granted under the Incentive Compensation Plan will expire not more than 10 years from the date of the grant (five years from the date of the grant in the case of a 10% Stockholder), and the Incentive Option agreements entered into with the holders will specify the extent to which Incentive Options may be exercised during their respective terms. The aggregate fair market value of the shares of common stock subject to Incentive Options that become first exercisable by an optionee in a particular calendar year may not exceed $100,000.

1996 Stock Option Plan

     On February 12, 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 5,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. An option to purchase 590,000 shares of common stock was granted to Mr. Vazquez under the plan. No other options have been granted as of the date of this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 17, 1997: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

      NAME AND             BENEFICIAL                PERCENT OF COMMON
      ADDRESS              OWNERSHIP                 STOCK OUTSTANDING

Vlado Paul Hreljanovic
111 Great Neck Road
Suite 604
Great Neck, NY 11021       3,664,542 (1)                    18.4%

Harold A. Horowitz
111 Great Neck Road
Suite 604
Great Neck, NY 11201         150,000                         0.8%

Peter W. Feldman
777 Yamato Road
Suite 135
Boca Raton, FL  33134        232,500                         1.2%

Officers and Directors as a
group (4 Persons)          4,086,542 (1)                    20.6%


(1) Includes options to purchase 250,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid rent under two sub-leases during 1996 and 1995, to companies affiliated with the Chief Executive Officer of the Company. The rents paid and terms under the subleases are substantially the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1996, and 1995 was $95,000 and $71,050, respectively. In prior years, the Company made advances to or received advances from these companies for working capital requirements. As a result, at December 31, 1996, the balances due from(to) the affiliates were approximately ($2,000) and $5,000.

     As of December 31, 1996 and 1995, the balance due from a company affiliated with the Chief Executive Officer of the Company was $55,205. This balance is a result of advances made, from time to time, to the affiliated company.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company for a ten year license period, which expires on June 5, 1998. The Company is obligated to pay such company producers fees at the contract rate. Such payments will be charged against earnings. In 1996 and 1995, no payments were made to such company, and no revenue was recognized from such films.

     During 1996 and 1995, the Company's principal shareholder and officer made loans directly to the Company, made payments to unaffiliated parties on behalf of the Company, incurred travel expenses while conducting business for the Company, and received repayment of loans and reimbursement of certain expenses during the year. With regard to loans, interest accrues at 12% per annum. At December 31, 1996 and 1995, the balance due from the Officer for all activities above, was $23,000 and $5,400, respectively.

     One of the Company's directors was a partner in a law firm engaged by the Company as general counsel. As consideration for his efforts on behalf of the Company in 1996, the Board member received 50,000 shares, valued at $4,500 and $4,477 as additional compensation. As consideration for his efforts on behalf of the Company in 1995, the Board member received 100,000 shares, valued at $5,000. During 1996 and 1995, the law firm billed nothing in 1996 and $156,000, in fees in 1995, the outstanding balance due the firm was approximately $100,000 and $109,000, respectively.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit  Description

 2.1 Agreement and Plan of Merger dated as of January 20, 1997 between the Registrant and Juniper Group, Inc., a Nevada corporation (2)

 3.1  Certificate of Incorporation of the Registrant, as amended (1)

 3.2 Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997

 3.3 Certificate of Incorporation of Juniper Group, Inc., a Nevada corporation.(2)

 3.4  By-Laws of the Registrant (1)

 3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1997 (2)

 3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (2)

 4.1  1996 Stock Option Plan (2)

10.1 Employment Agreement between the Registrant and V. Paul Hreljanovic, as amended (1)

10.3 Agreement Between Juniper Healthcare Containment Systems, Inc. and the Guardian Life Insurance Company, effective January 1, 1996 (1)

10.4 Consulting Agreement between Registrant and Anthony V. Milone, dated June 7, 1994, as amended August 31, 1994 and May 18, 1995 (1)

10.5 Employment Agreement between PCI, Inc. and Richard O. Vazquez, dated June 7, 1996

10.6 Joint Venture Agreement between Juniper Healthcare Containment Systems, Inc. and Health Containment Corporation dated March 1, 1996

21.1  Subsidiaries

23.1  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule

     (1) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995

     (2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held in February 1997


(b)      Reports on Form 8-K.

         NONE

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                      Page

Report of Independent Certified Public Accountants................... F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995........  F-3

Consolidated Statements of Income
for the two years ended December 31, 1996...........................  F-4

Consolidated Statements of Cash Flows
for the two years ended December 31, 1996...........................  F-5

Consolidated Statements of Shareholders'
Equity for the two years ended December 31, 1996.................     F-6

Notes to Consolidated Financial Statements............................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
JUNIPER GROUP, INC.


    We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                           /s/GOLDSTEIN & GANZ, CPA's, P.C.







Great Neck, New York
March 26, 1997

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


                                                       December      December
                   ASSETS                              31, 1996      31, 1995
                                                       ---------    -----------
Current Assets
  Cash ...........................................   $    14,593    $   129,558
  Accounts receivable - trade ....................       795,091        804,681
  Due from affiliates ............................        59,359         86,087
  Prepaid expenses and other current assets ......       105,995        150,148
  Due from officer ...............................        23,318           --
                                                     -----------    -----------
      Total current assets .......................       998,356      1,170,474

  Film licenses ..................................     2,963,729      2,980,678
  Property and equipment net of accumulated
    depreciation of $85,740 and $55,798
    respectively .................................       114,738        122,703
  Other assets ...................................         3,519          2,396
                                                     -----------    -----------
                                                     $ 4,080,342    $ 4,276,251
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $ 1,177,736    $   878,612
  Notes payable - current ........................       105,587        179,163
  Due to producers - current .....................        67,556         93,289
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,357,879      1,158,064

Notes payable - long term ........................         1,069         54,752
Due to producers - long term .....................       196,741        266,039
Due to officers  - long term .....................          --            4,566
                                                     -----------    -----------
       Total liabilities .........................     1,555,689      1,483,421
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at December 31, 1996, and
   December 31, 1995: aggregate liquidation
   preference, $471,800 at December 31, 1996
   and December 31, 1995 .........................        23,590         23,590
  Common Stock - $.001 par value,300,000,000
   shares authorized, 19,027,516 and 15,504,696
   issued and outstanding at December 31, 1996
   and December 31, 1995, respectively ...........        19,027         15,505
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     7,160,265      6,741,804
  Retained earnings (deficit) ....................    (4,888,532)    (4,198,372)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,524,653      2,792,830
                                                     -----------    -----------
                                                     $ 4,080,342    $ 4,276,251
                                                     ===========    ===========

                See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                 Year Ended December 31,
                                                  1996            1995
                                              ------------    ------------
Revenues:
     Healthcare ..........................   $  2,388,538    $  3,585,923
     Entertainment .......................        114,650          10,000
                                             ------------    ------------
                                                2,503,188       3,595,923
                                             ------------    ------------

Operating Costs:
     Healthcare ..........................      1,258,746       2,332,977
     Entertainment .......................         59,797           5,864
Selling, general and administrative expenses    1,874,805       1,432,656
                                             ------------    ------------
                                                3,193,348       3,771,497
                                             ------------    ------------

Net income (loss) ...........................$   (690,160)   $   (175,574)
                                             ============    ============

Weighted average number of shares outstanding  17,149,602      13,366,764
                                             ============    ============
Net income (loss) per common share ..........$     (0.04)   $      (0.02)
                                             ============    ============































                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                       1996         1995
                                                     ---------    ---------
Operating Activities
Net income (loss) ................................   $(690,160)   $(175,574)
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization of film licenses ...................      76,949        4,068
 Depreciation expense ............................      42,766       38,408
 Payment of officer's compensation with equity ...      45,931       26,250
 Payment of various liabilities with equity ......      19,676       26,345
 Payment of directors' compensation with equity ..       9,400       53,969
 Payment of employees' compensation with equity ..      18,132         --
Changes in assets and liabilities:
 Accounts receivable .............................       9,590       (3,152)
 Prepaid expenses and other current assets .......      44,153        2,627
 Other assets ....................................      (1,123)      (1,021)
 Due to/from officers and shareholders ...........     (27,884)     (62,191)
 Due from affiliates .............................      26,728      (11,879)
 Accounts payable and accrued expenses ...........     299,124      162,323
                                                     ---------    ---------
 Net cash provided from (used for)
   operating activities ..........................    (126,718)      60,173
                                                     ---------    ---------
Investing activities:
 Sale (purchase) of equipment .....................    (34,801)      (5,780)
 Purchase of film licenses ........................    (11,000)        --
                                                     ---------    ---------
Net cash provided from (used for)
 investing activities .............................    (45,801)      (5,780)
                                                     ---------    ---------

Financing activities:
 Reduction in borrowings ...........................  (127,259)    (246,426)
 Proceeds from borrowings ..........................      --        100,000
 Payments to and on behalf of producers ............   (83,031)    (192,978)
 Proceeds from exercise of options .................   257,844      158,000
 Proceeds from private placements ..................    10,000      126,400
                                                     ---------    ---------
 Net cash provided from (used for)
   financing activities ............................    57,554      (55,004)
                                                     ---------    ---------
 Net increase (decrease ) in cash ..................  (114,965)        (611)
 Cash at beginning of period .......................   129,558      130,169
                                                     ---------    ---------
 Cash at end of period ............................. $  14,593    $ 129,558
                                                     =========    =========











                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                        Preferred Stock               Common Stock
                                        ---------------               ------------
                                                    Capital                           Capital
                                                 Contributions                    Contributions   Retained
                                   Par Value       in excess       Par Value        in excess     Earnings
                                   at $.10          of par         at $.001           of par      (Deficit)           Total

Balance, December 31, 1994        $ 23,590        $210,303        $11,924          $6,264,421   $(4,022,798)      $2,487,440

Proceeds from private
  placements                             -               -             700             125,700        -               126,400
Shares issued to officer as compensation -               -             525              25,725        -                26,250
Shares issued to producers for
  acquisition of film licenses           -               -             500              89,500        -                90,000
Shares issued as payment for
  various expenses                       -               -             311              26,034        -                26,345
Shares issued to members of
  the Board of Directors                 -               -             602              53,367        -                53,969
Shares issued from exercise
  of stock options                                                     943             157,057        -               158,000
Net loss for the year ended
  December 31, 1995                      -               -               -                -         (175,574)        (175,574)
                                    _______        ________         _______          _________    __________       __________
Balance, December 31, 1995          23,590         210,303          15,505           6,741,804    (4,198,372)       2,792,830

Proceeds from private
  placements                             -               -              40               9,960           -             10,000
Shares issued to officer as
  compensation                           -               -             670              45,261           -             45,931
Shares issued to producers for
  acquisition of film licenses           -               -             350              48,650           -             49,000
Shares issued as payment for
  various expenses                       -               -             240              19,436           -             19,676
Shares issued as compensation
  to employees                           -               -              85              18,047           -             18,132
Shares issued to members of
  the Board of Directors                 -               -             150               9,250           -              9,400
Shares issued from exercise of
  stock options                                                      1,587             256,257           -            257,844
Shares issued to convert debt
  to equity                                                            400              11,600           -             12,000
Net loss for the year ended
  December 31, 1996                      -               -               -                -         (690,160)        (690,160)
                                   _______         ________        _______          __________   ___________       __________
Balance, December 31, 1996         $23,590         $210,303        $19,027          $7,160,265   $(4,888,532)      $2,524,653
                                   =======         ========        =======          ==========   ===========       ==========






                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies

  Principles of Consolidation

     The  consolidated   financial   statements  include  the  accounts  of  all
subsidiaries.   Intercompany  profits,   transactions  and  balances  have  been
eliminated in consolidation.

  Joint Venture

     In 1996, one of the Company's subsidiaries entered into a joint venture in which it owns a 50% interest. Accordingly, 50% of the assets, liabilities and items of income and expense have been consolidated in the financial statements of the subsidiary, which are included in the consolidated financial statements of the Company. During 1996, the joint venture accounted for 23% of the Company's revenues.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Financial Instruments

     The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e. Due to Producers, Creditor Notes and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis (see Notes 4 & 5) using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different than their carrying value.

  Supplemental Cash Flow Information

     Cash paid for interest totaled $15,796 and $23,025 in 1996 and 1995, respectively.

     During 1996, the following transactions occurred which did not require the use of cash, but instead were paid by the issuance of the Company's common stock: payments to producers amounting to $49,000; directors compensation of $9,400; officers compensation of $45,931; payment of corporate debt amounting to $12,000; certain corporate expenses amounting to $19,675; and employee bonuses amounting to $18,132.

     During 1995, the following transactions occurred which did not require the use of cash but instead were paid by the issuance of the Company's common stock: payments to producers amounting to $90,000; officers compensation of $26,250; directors compensation of $53,969; and certain corporate expenses amounting to $26,345.

  Accounts Receivable

     The Company estimates an allowance for doubtful accounts, which allowance amounted to approximately $163,000 and $79,500 at December 31, 1996 and 1995, respectively.

Film Licenses

     Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments. Producers retain a participation in the profits from the sale of film rights, however, producer's share of profits is earned only after payment to the producer exceeds the guaranteed minimum, where minimum guarantees exist. In these instances, the Company records as participation expense an amount equal to the producer's share of the profits. The Company incurs expenses in connection with its film licenses, and in accordance with license agreements, charges these expenses against the liability to producers. Accordingly, these expenses are treated as payments under the film license agreements.

     When the Company is obligated to make guaranteed minimum payments over periods greater than one year, all long term payments are reflected at their present value. Accordingly, in such case, original acquisition costs represent the sum of the current amounts due and the present value of the long term payments.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     The Company acquired distribution rights to eight films for which it has no financial obligations unless and until the rights are sold to third parties. The value of such distribution rights has not been reflected in the balance sheet. The Company was able to acquire these film rights without guaranteed minimum financial commitments as a result of its ability to place such films in various markets.

  Amortization of Film Licenses

     Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

  Property and Equipment

     Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes.

 Recognition of Revenue from License Agreements

     Revenue from television licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the Statement of Financial Accounting Standards No.53.

  Operating Costs

     Operating costs include costs directly associated with earning revenue. PCI's operating costs include salary or fees and travel expenses of the individuals performing the services, and sales commissions. Containment's operating costs include the cost of sub-contractors and sales commissions. Pictures operating costs include film amortization and producer's royalties.

  Major Customers

     During 1996 and 1995, the Company had revenues from The Guardian Life Insurance Company ("Guardian") that represented 75% and 83% of total revenue, respectively. The Company currently provides services to Guardian in New Jersey and Connecticut. The loss of the contract with Guardian would have a material adverse effect on the operations of the Company.

  Reclassifications

     Certain amounts in the 1995 financial statements were reclassified to conform to the 1996 presentation.

NOTE 2 - Accounts Payable and Accrued Expenses

     At December 31, 1996 and 1995, accounts payable and accrued expenses consisted primarily of legal fees ($303,226 and $184,506, respectively), commissions ($110,187 and $214,027, respectively), and the cost of Sub-contractors ($339,366 and $295,195, respectively). Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 3 - Film Licenses

     At December 31, 1996 and 1995, film licenses amounted to $2,963,729 and $2,980,678, respectively. This reflects the Company's original acquisition price less accumulated amortization for the distribution rights to 77 and 73 film licenses, respectively. Such amortization amounted to $295,369 and $218,420 at December 31, 1996 and 1995, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - Film Licenses (Continued)


     The Company has directed predominantly all its time and efforts toward building the healthcare segment of the business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company's growth in revenues from the sale of film licenses in 1996 is expected to continue in 1997.

     Initially, the Company began promoting its film library in the domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate foreign markets, subject to the Company capital resources.

     Based upon the Company's estimates of future revenue as of December 31, 1996, approximately 34% of the amortized film licenses will be amortized during the three years ended December 31, 1999. Management expects that greater than 70% of the film licenses applicable to related television and films will be amortized by 2001.

     The Company's policy is to amortize film licenses under the film forecast method. Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term.

NOTE 4 - Notes Payable

     In June 1993, the Company negotiated a settlement agreement with a Producer who had been awarded approximately $275,000 in connection with an arbitration proceeding against the Company. The agreement provided for payments in 1993 of $115,000 and monthly payments thereafter of $5,000, inclusive of imputed interest, through August 1996. Although the Company is in arrears $16,873, the balance at December 31, 1996, the lender has not taken any steps to foreclose on the security, or execute its judgment. A pay-out agreement was made to extend the terms through early 1997.

     The Company has loans outstanding for the acquisition of capital assets. These loans bear interest at various rates from 8.5% to 9.0% and mature at various dates through July 1998. The monthly payments for these loans are $2,031. At December 31, 1996, the outstanding balances of these loans was $58,783.

     The composition of Notes Payable at December 31, 1996 and 1995, were as follows:

                                                          1996             1995
                                                          ----             ----
Notes payable ................................         $ 31,000         $100,000
Arbitration award ............................           16,873           60,856
Loans for capital purchases ..................           58,783           73,059
                                                       --------         --------
                                                        106,656          233,915
Less current portion .........................          105,587          179,163
                                                       --------         --------
Long term portion ............................         $  1,069         $ 54,752
                                                       ========         ========



NOTE 5 - Producer's Minimum Guarantees and Participations

     Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees, producer's participations and settlements with producers were $264,297 at December 31, 1996. During 1996, the Company reduced its obligations to producers by $83,031.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 5 - Producer's Minimum Guarantees and Participations (Continued)

     The following schedule summarizes the maturities of the balances at December 31, 1996:

                      1997                   $ 67,556
                      1998                    121,248
                      1999                     20,252
                      2000                     36,440
                      2001                     18,801
                                             --------
                                             $264,297
                                             ========


NOTE 6 - Shareholders' Equity

     Throughout 1996, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $267,800 for 1,627,000 shares, and $284,400 for 1,643,000 shares of common stock in 1996 and 1995, respectively.

     In connection with the Company's obligations to producers, the Company issued 350,000 shares, valued at $49,000 and 500,000 shares valued at $90,000, in 1996 and 1995, respectively. In connection with payables for operating activities, the Company issued 240,000 shares, valued at $19,676, and 311,000 shares valued at $26,345 in 1996 and 1995, respectively. In addition, the Company issued the Chief Executive Officer 670,000 shares, valued at $45,931 and 525,000 shares, valued at $26,250, for his bonus compensation in 1996 and 1995, respectively. During the year, as compensation to its Board of Directors, the Company issued 150,000 shares of common stock, valued at $9,400, and 602,000 shares valued at $53,969 in 1996 and 1995, respectively.

     Also,   in  1996  the  Company   issued   85,820  shares  to  employees  as
compensation, valued at $18,132.

     All shares issued in 1996 and 1995, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

     Net income (loss) per common share for 1996 and 1995 has been computed by dividing net income (loss), after preferred stock dividend requirements of $56,616 in 1996 and 1995, by the weighted average number of common shares outstanding throughout the year of 17,149,602 and 13,366,764, respectively.

  Options Granted

     In July 1992, the Company issued 25,000 common stock purchase warrants to an individual as consideration for the referral of certain business in the medical area. The warrants are exercisable for $2.50 per share through July 26, 1997. At December 31, 1996, no warrants had been exercised.

     In January 1994, in connection with an amendment to the Employment Agreement for the President and Chief Executive Officer, the Company issued options to purchase 250,000 shares of common stock at 110% of the market value of the effective date which equals $.407 per share (see Note 9). The options are for a term of five years. At December 31, 1996, none of the options had been exercised.

     On October 4, 1994, the Company entered into an agreement with a consultant, for a term of fifteen months, to assist the Company in public relations and marketing of certain products and services. In consideration for these services, the consultant received options to purchase 43,000 shares and 100,005 shares of the Company's common stock at $.233 and $.31 per share, respectively. In March 1995, the option to purchase 43,000 shares was exercised. At December 31, 1996, the options for 100,005 shares had not been exercised.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - Shareholders' Equity (Continued)

     On January 18, 1995, the Company entered into a one year agreement with a consultant to assist the Company in the development of future business opportunities, as well as to develop heightened public awareness of the Company's business with broker dealers and investment bankers. The consultant received 100,000 shares of common stock and an option to purchase 50,000 shares of common stock. The options are exercisable at $.25 per share. At December 31, 1996, no options had been exercised.

     In May 1996, the Company amended its agreement dated June 7, 1995 with a healthcare professional retained to bring to the Company both health insurance company group plan customers and professional healthcare providers (see Note 8). The amendment provided that the healthcare professional expand the geographic territories in which his services are performed in exchange for an option to purchase 100,000 shares of the Company's common stock at $.105 per share. The option was exercisable for one year. At December 31, 1996, the option had been exercised.

     On September 20, 1995, the Company entered into an agreement with a consultant to provide certain public relations services. The agreement is for one year. As consideration for these services, the Company granted to the consultant, options to purchase 150,000 shares at $.25 per share. At December 31, 1996, all the options had been exercised.

     On October 2, 1995, the Company retained the services of a consultant for one year to assist in the marketing of the Company's healthcare business in the western United States. As consideration, the Company granted an option to purchase 650,000 shares of the Company's common stock at an exercise price of $.15 per share, exercisable for two years. In November 1996, all the options were exercised.

     On November 9, 1995, the Company entered into an agreement with two consultants to provide introductions to potential distributors and end users of the Company's pen-based computer system for healthcare applications in certain foreign markets. The agreement is for one year and entitles each consultant to options to purchase 500,000 shares of common stock at a price of $.20 per share. The options are exercisable for two years. As of December 31, 1996, both consultants had exercised all their options.

Warrants and Convertible Preferred Stock

     Each of the Company's Class A Warrants, entitles the holder to purchase, at a price of $2.50, one share of common stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase, at any time through May 1, 1997, one share of Common Stock at a price of $5.00 per share. The Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value, thereafter. Further, each share of the Preferred Stock is convertible at the holder's option into two shares of Common Stock. Holders of warrants are protected against dilution upon the occurrence of certain events. Holders of warrants do not have voting power and are not entitled to any dividends. The Company, upon not less than 30 days prior written notice and providing the average closing price for the common stock for 10 consecutive trading days exceeds $2.50 or higher, may redeem all of the warrants for $.05 per warrant. At December 31, 1996, 116,800 Class A Warrants and 300,000 Class B Warrants were outstanding.

     In 1991, the Company also sold to the underwriters of the Company's initial public offering, for $100,000, warrants exercisable through May 1, 1996, to purchase up to 30,000 units at $7.20 each. The underwriters' units consist of two shares of common stock, one share of Convertible Preferred Stock and one Class A Warrant, each warrant entitling the holder to purchase one share of common stock for $2.50 and one Class B Warrant. On May 1, 1996, all underwriters warrants remained unexercised and terminated. At December 31, 1996, 235,900 shares of Convertible Preferred Stock were outstanding. Pending effectiveness of a post-effective amendment to the Company's registration statement, the outstanding Preferred Stock, Class A Warrants and Class B Warrants cannot be converted or exercised.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - Shareholders' Equity (Continued)


     On May 31, 1995, the Company entered into an investment banking agreement for a five year period. In consideration, the Company issued warrants to purchase 567,503 shares of the Company's common stock at an exercise price of $.135 per share. The warrants are exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. At December 31, 1996, all warrants were outstanding. In connection with the investment banking agreement and the services provided to complete that agreement, the Company issued to a consultant, warrants to purchase 56,750 shares of the Company's common stock at an exercise price of $.135 per share. These warrants are exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. At December 31, 1996, all warrants were outstanding.

NOTE 7 - Related Parties

     The Company paid rent under two sub-leases during 1996 and 1995, to companies affiliated with the Chief Executive Officer. The rents paid and terms under the subleases are substantially the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1996, and 1995 was approximately $95,000 and $71,000, respectively (see Note
8). In prior years, the Company made advances to or received advances from the affiliates for working capital requirements. As a result, at December 31, 1996, the balances due from one affiliate was approximately $5,000 and the balance due to the second affiliate was approximately $2,000.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a ten year license period, which expires on June 5, 1998. The Company is obligated to pay the affiliated producers fees at the contract rate. Such payments will be charged against earnings. In 1996 and 1995, no payments were made to the affiliate, and no revenue was recognized.

     The Company owns distribution rights to two films which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by the unaffiliated entities. The Company has received no revenue relating to these films during 1996 and 1995.

     In prior years, the Company received advances from and made advances to an affiliated company, owned 50% by the principal shareholder of the Company. At December 31, 1996 and 1995, the outstanding balance, due upon demand, was approximately $55,000. No advances were made to or received from the affiliate in 1996.

     Throughout 1996, the Company's principal shareholder and officer made loans to, and payments on behalf of the Company and received payments from the Company from time to time. The largest balance due from the officer was $28,669. The outstanding balance due from the officer at December 31, 1996, was $23,318.

     One of the Company's directors was a partner in a law firm engaged by the Company as general counsel. As consideration for his efforts on behalf of the Company, the Board Member received 50,000 Shares, valued at $4,500. During 1995, the law firm billed approximately $156,000 in fees, and at December 31, 1996, the outstanding balance due the firm was approximately $100,000.

     The Company's President and Chief Executive Officer (see Note 6), was issued 670,000 shares of common stock, valued at $45,931. Further, the Company issued 150,000 shares valued at $9,400 to directors.

NOTE 8 - Commitments and Contingencies

  Leases

     The Company leased its office facilities under two subleases. One lease expires in November 1997 and the other in May 2002 (see Note 7). Future minimum annual base rental commitments as of December 31, 1996 are as follows:

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - Commitments and Contingencies (Continued)


                1997                     $ 69,520
                1998                       59,936
                1999                       61,962
                2000                       63,988
                2001                       66,014
                Thereafter                 27,013
                                         --------
                                         $348,433
                                         ========


  License Agreements

     In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

  Employment Agreement

     In April 1996, the Company entered into an amendment to the employment agreement with the President and Chief Executive Officer of the Company. Under the terms of the agreement, as amended, the officer will remain employed through April 2000, at an annual salary of $150,000 adjusted annually for the CPI index beginning in 1995. The officer will also receive reimbursement of certain expenses and insurance (see Note 7) and certain options to and shares of the Company's common stock (see Note 6). Additionally, the officer may, in the future, receive shares of the Company's common stock as consideration for raising funds for the Company. Further, should the officer become disabled, the Company is obligated to provide disability income for four years.

     Under the terms of this employment agreement, the Chief Executive Officer of the Company is entitled to receive a cash bonus when the Company's pre-tax profit exceeds $100,000.

     Additionally, if during the term, the employment agreement is terminated by the Company after a change in control (as defined by the agreement), the officer is entitled to a lump sum cash payment equal to approximately three times his base salary.

     Mr. Vazquez has an employment agreement with PCI, Inc. a wholly-owned subsidiary of the Company, which expires on June 30, 1998, and provides for his employment as President of the subsidiary at an annual salary of $200,000, including $135,000 in cash and $65,000 in the Company's Common Stock. Additionally, Mr. Vazquez is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 590,000 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as Mr. Vazquez achieves certain annual gross revenue thresholds, ranging from $1,000,000 to $5,000,000 during the term of his employment agreement.

Consulting Agreements

     The Company has, over the past several years, worked closely with a healthcare professional who has participated with the Company for the purpose of bringing to the Company both health insurance company group plan customers, as well as, professional healthcare providers and networks. The healthcare professional has assisted in arranging the relationships between the Company, the Guardian, and the network of providers currently under contract with Containment.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - Commitments and Contingencies (Continued)

     The agreement with the healthcare professional for his services continues until December 31, 1997 and provides that the Company will pay the healthcare professional commissions at varying rates and grant options to purchase common stock if certain contracts are renewed or certain revenue levels are achieved.

     Based upon the contracts existing as of December 31, 1996 and through the remaining term of the contracts, should certain financial goals be achieved, the healthcare professional has a total potential of receiving 1,550,000 common share purchase options at exercise prices varying from $.19 to $.50 per share. At December 31, 1996, none of the options were granted.

Preemptive Rights

     Shareholders of a New York corporation have preemptive rights unless otherwise provided in the certificate of incorporation or bylaws. Until February 12, 1997, the Company's Certificate of Incorporation did not limit or eliminate the Shareholders' preemptive rights. Accordingly, if the Company were to offer to sell for cash additional shares of common stock or shares convertible into or exchangeable for common stock, each Shareholder would have the right to purchase that number of shares as would enable him to maintain his proportionate interest in the Company's common stock.

     The Company has recently determined that, notwithstanding the Shareholders' preemptive rights, the Company has issued shares on a number of occasions without offering preemptive rights to existing Shareholders or procuring waivers of their preemptive rights. No Shareholder has alleged any damage resulting to him as a result of the sale of shares of common stock by the Company without offering preemptive rights. The amount of damages incurred by Shareholders by reason of failure to offer preemptive rights, if any, is not ascertainable with any degree of accuracy. Management believes that if any such claims were asserted, the Company may have valid defenses.

Litigation

     In December 1996, an action was filed in the Superior Court of New Jersey, by MediChoice Network, Inc. against Juniper Healthcare Containment Systems, Inc., a subsidiary of the Company for damages in the amount of approximately $197,000. The claim alleges failure to pay for services provided under a contract. A default judgment in the amount of $197,000 was entered against the Company for failure to answer the original complaint in a timely fashion. An application is currently pending to vacate the default. The Company believes it is entitled to damages against the Plaintiff and that it has meritorious defenses to the claim, but, it intends to seek a settlement of the matter. Management believes the outcome of this matter will have no material effect upon the financial condition of the Company.

     In February 1997, a law firm commenced an action against two subsidiaries of the Company. The actions seek damages for legal services aggregating approximately $13,600. Concurrently, the Company became aware of an unasserted claim by two shareholders of the Company, one of whom is the spouse of one of the claimant-attorneys, for damages for alleged stock manipulation. Management believes that the allegations are without merit and will vigorously defend any such claim. Currently, the Company is engaged in settlement negotiations to resolve all three matters and avoid unnecessary litigation expenses. Management believes that the outcome of these matters will not have a material effect upon the financial condition of the Company.

     In May 1995 an individual commenced an action against the Company seeking damages in the amount of $100,000 for each of seven alleged acts of willful infringement, or in the alternative $20,000 for each of the seven alleged acts for unintentional infringement, plus a return of the film, together with attorney's fees. The individual alleged that he licensed the picture to Double Helix Films, Inc. ("Helix") and that, pursuant to that license agreement, Helix failed to make payment to the individual. It is further alleged that by reason of Helix's breach of the agreement, all rights granted to Helix had reverted to the individual. The individual's claim against the Company is based upon the Company's distribution of the picture (pursuant to the sub-license from Helix) after the purported termination of the license to Helix. The Company is vigorously defending the action and asserts that under the individual's agreement with Helix, the reversion did not affect the Company's rights to the picture. Management believes that the outcome of this matter will not have a material effect upon the financial condition of the Company.

     On May 22, 1996, two parties commenced an action against the Company, its CEO and an affiliate of the CEO seeking damages in the amount of $464,470, plus interest alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. It is alleged that the Company was formed as a successor to Releasing and that the Company and others transferred assets out of Releasing to avoid the payment of Releasing's creditors. The Company is vigorously defending the allegations and has asserted that the claims are without merit and are time barred. Management believes the outcome of this matter will not have a material effect upon the financial condition of the Company.

Going Concern

As shown in the accompanying financial statements, the Company's:

* Revenue decreased to $2,503,000 in 1996, from $3,596,000 in 1995;
* Net loss increased to $(690,160) in 1996, from $(175,574) in 1995;
* Working capital decreased from a positive $12,000 at December 31, 1995, to a negative $360,000 at December 31, 1996.

     The fact that the Company continued to sustain losses in 1996; has negative working capital at December 31, 1996; and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

     Management of the Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 1997 through public or private sales of securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9 - Incentive Compensation Plans

1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan

     On December 7, 1989, a restricted stock, non-qualified and incentive stock option plan was adopted. The Company has authorized 375,000 shares of common stock to be reserved for issuance thereunder. Under the terms of this plan, restricted stock awards are authorized for employees. Additionally, non-qualified options may be granted to employees, directors, consultants and others who render services to the Company. Under the terms of the restricted stock awards, restricted stock may be issued to employees in consideration of
(i) cash in an amount not less than the par value thereof or such greater amount as may be determined by the Compensation Committee of the Board of Directors and
(ii) the continued employment of the employees during the restricted period. The Compensation Committee sets the terms of the restricted period, which will in no event be less than one year. Pursuant to the plan, during 1995, 250,000 options were issued to the President (see Note 6).

     During 1996, the Board of Directors authorized the issuance of 85,820 shares of restricted common stock, under the incentive compensation plans to employees. These shares were valued at $18,132 (see Note 5).

     Under the Non-Qualified Option aspect of the Incentive Compensation Plan, options may be granted to employees, directors, consultants and other individuals who render services to the Company. The option price for each option granted will be determined by the Compensation Committee. Each option will have a term of not more than 10 years from the date of grant and may be exercisable in installments as prescribed by the Compensation Committee.

     The Company's Incentive Stock Option aspect of the Incentive Compensation Plan provides for the grant to employees of incentive options to purchase shares of common stock of the Company at option prices which are not less than the fair market value of the Company's common stock at the date of grant, except that any Incentive Option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value.

     Incentive Options granted under the Incentive Compensation Plan will expire not more than 10 years from the date of the grant (five years from the date of the grant in the case of a 10% Stockholder), and the Incentive Option agreements entered into with the holders will specify the extent to which the Incentive Options may be exercised during their respective terms. The aggregate fair market value of the shares of common stock subject to Incentive Options that become first exercisable by an optionee in a particular calendar year may not exceed $100,000.

1996 Stock Option Plan

     On February 12 , 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value.

Statement of Financial Accounting Standards No. 123

     At December 31, 1996, the Company had one stock-based compensation plan, which is described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation costs for these options been determined, based on the fair market value at the grant dates consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 9 - Incentive Compensation Plans (Continued)

                                                       1996         1995
                                                       ----         ----
Net income (loss) ................ As reported    $  (690,160)   $(175,574)
                                   Pro forma      $  (988,824)   $(507,649)

Earnings (loss) per share          As reported    $    (0.04)    $  (0.02)
                                   Pro forma      $    (0.06)    $  (0.04)


NOTE 10 - Income Taxes

     For the years ended December 31, 1996 and 1995, no provision was made for Federal and state income taxes due to the losses during those periods. As a result of losses incurred through December 31, 1996, the Company has net operating loss carryforwards of approximately 3,620,000. These carryforwards expire $510,000 in 2006, $1,451,000 in 2007, $165,000 in 2008, $716,000 in 2009,
$231,000 in 2010, and $547,000 in 2011.

Deferred Tax Assets

     In accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $1,484,000, at December 31, 1996. Since the Company is dependent on future taxable income to realize deferred tax assets, the Company has recorded a related valuation allowance of $1,484,000. Deferred tax assets as December 31, 1996 primarily reflect the tax effect of net operating loss carry forwards.

NOTE 11 - Business Segment Information

     The operations of the Company are divided into two business segments: healthcare - consisting of managed care revenue enhancement and healthcare cost containment services; and entertainment - consisting of the acquisition and distribution of rights to films. The Company markets its managed care revenue enhancement services throughout the United States; its healthcare cost containment services are predominantly located in the Northeast; and films are available to be marketed throughout the world.

         Financial information by business segment is as follows:

                                1996           1995
                                ----           ----
Revenue:
      Healthcare ........   $ 2,388,538    $ 3,585,923
      Entertainment .....       114,650         10,000
                            -----------    -----------
                            $ 2,503,188    $ 3,595,923
                            ===========    ===========

 Operating Income (Loss):
      Healthcare ........   $   321,401    $   610,981
      Entertainment (1) .      (186,974)       (85,650)
      Corporate .........      (824,587)      (700,905)
                            -----------    -----------
                            $  (690,160)   $  (175,574)
                            ===========    ===========

(1) Includes a loss on Settlement with Producer of $150,000 in 1995.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - Business Segment Information (Continued)

                               1996         1995
                               ----         ----
Identifiable Assets:
     Healthcare .........   $  690,361   $  626,145
     Entertainment ......    3,262,841    3,283,005
     Corporate ..........      127,140      367,101
                            ----------   ----------
                            $4,080,342   $4,276,251
                            ==========   ==========

    Depreciation:
     Healthcare .........   $   11,850   $    8,400
     Corporate .                30,916       30,008
                            ----------   ----------
                            $   42,766   $   38,408
                            ==========   ==========

    Capital Expenditures:
     Healthcare .........   $    3,182   $     --
     Corporate ..........       31,619      101,321
                            ----------   ----------
                            $   34,801   $  101,321
                            ==========   ==========


    NOTE 12 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 1996 and 1995:

 1996                                     First         Second          Third         Fourth
Revenue ..........................   $   667,522    $   486,202    $   597,452    $   752,011
Gross profit .....................       255,754        190,197        285,266        453,428
                                         -------        -------        -------        -------

Net income (loss) ................   $   (69,705)   $  (140,519)   $  (162,415)   $  (317,521)
                                         =======       ========       ========       ========
Net income (loss) per common share   $      (.01)   $      (.01)   $      (.02)   $      (.04)
                                            ====           ====           ====           ====

1995
Revenue ..........................   $   847,282    $ 1,155,035    $   903,810    $   689,796
Gross profit .....................       263,691        406,717        360,050        226,624
                                         -------        -------        -------        -------
Net income (loss) ................   $   (23,032)   $    71,852    $   (36,042)   $  (188,352)
                                         =======         ======        =======       ========

Net income (loss)
   per common share ..............   $     (0.00)   $    (0.00)    $     (0.00)   $     (0.01)
                                           =====          =====          =====          =====

NOTE 13 - Subsequent Events

     Annual Meeting of Shareholders

     On February 12, 1997, the Company held its annual meeting of shareholders. The following proposals were among those approved by the shareholders of the
Company:

* To amend the Certificate of Incorporation of the Company to change the name of the Company from Juniper Features, Ltd. to Juniper Group, Inc.

* To amend the Certificate of Incorporation of the Company to eliminate the preemptive rights of holders of the Company's common stock (see Note 8).

* To amend the Certificate of Incorporation of the Company to increase the authorized common stock of the Company from 20,000,000 shares to 300,000,000 shares.

* To approve the Company's 1996 Stock Option Plan (see Note 9).

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: March 26, 1997                        JUNIPER GROUP, INC.



                                            By: /s/ Vlado Paul Hreljanovic
                                                  Vlado Paul Hreljanovic
                                                  President and
                                                  Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                             Titles                       Date


By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
   Vlado Paul Hreljanovic          President, Chief Executive
                                   Officer (Principal Executive
                                   and Financial Officer)       March 26, 1997


By: /s/ Harold A. Horowitz          Director                    March 26, 1997
   Harold A. Horowitz



By:/s/Peter W. Feldman              Director                    March 26, 1997
   Peter W. Feldman

                                EXHIBIT INDEX





Exhibit                            Description

 3.2 Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997.

10.5 Joint Venture Agreement between Juniper Healthcare Containment Systems, Inc. and Health Containment Corporation dated March 1, 1996

10.6 Employment Agreement between PCI, Inc. and Richard O. Vazquez, dated June 7, 1996

21.1  Susidiaries

23.1  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule