Form 10QSB
period 1997-03-31
JUNIPER FEATURES LTD
filed 1997-05-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended March 31, 1997
                             ---------------------------------------------

                             Commission file number    0-19170


                              JUNIPER GROUP, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      New York                                               11-2866771
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




     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, May 8, 1997, was 19,614,493 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                        March        December
        Assets                                         31, 1997      31, 1996
                                                     -----------    -----------
Current Assets
  Cash ...........................................   $       252    $    14,593
  Accounts receivable - trade ....................       812,893        795,091
  Due from affiliates ............................        58,869         59,359
  Prepaid expenses and other current assets ......       131,661        105,995
  Due from officer ...............................        34,250         23,318
                                                     -----------    -----------
      Total current assets .......................     1,037,925        998,356
  Film licenses ..................................     2,963,729      2,963,729
  Property and equipment net of accumulated
    depreciation of $108,980 and $98,564
    respectively .................................       104,322        114,738
  Other assets ...................................         3,431          3,519
                                                     -----------    -----------
                                                     $ 4,109,407   $  4,080,342
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $ 1,232,743   $  1,177,736

  Notes payable - current ........................       143,541        105,587
  Due to producers - current ........................     67,399         67,556
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,450,683     1,357,879

Notes payable - long term ........................         1,069          1,069
Due to producers - long term .....................       171,500        196,741
                                                     -----------    -----------
       Total liabilities .........................     1,623,252     1,555,689
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at March 31, 1997, and
   December 31, 1996: aggregate liquidation
   preference, $471,800 at March 31, 1997
   and December 31, 1996 .........................        23,590         23,590
  Common Stock - $.001 par value, 300,000,000
   shares authorized, 21,153,406 and 19,027,516
   issued and outstanding at March 31, 1997
   and December 31, 1996 respectively  ...........        21,153         19,027
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     7,218,821      7,160,265
  Retained earnings (deficit) ....................    (4,987,712)    (4,888,532)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,486,155      2,524,653
                                                     -----------    -----------
                                                     $ 4,109,407    $ 4,080,342
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   March 31,         March 31,
                                                     1997              1996
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    496,089       $    658,373
     Entertainment ...........................         -                  9,150
                                                ------------       ------------
                                                     496,089            667,523
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................       176,964            406,941
     Entertainment ...........................         -                  4,827
Selling, general and administrative expenses .       418,305            325,460
                                                ------------       ------------
                                                     595,269            737,228
                                                ------------       ------------

Net income (loss) ............................  $   ( 99,180)      $    (69,705)
                                                ============       ============

Weighted average number of shares outstanding     19,027,516         15,885,465
                                                ============       ============
Net income (loss) per common share              $      (0.01)      $      (0.01)
                                                ============       ============































                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                   March 31,         March 31,
                                                     1997              1996
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $( 99,180)           $ (69,705)
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization expense......................             88                4,827
 Depreciation expense ........................      10,416                9,903
 Payment of officer's compensation with equity       8,592                  --
 Payment of various liabilities with equity ..      35,840                  --
 Payment of directors compensation with equity        --                    --
 Payment of employees compensation with equity      16,250                  --
Changes in assets and liabilities:
 Accounts receivable .........................     (17,802)              (3,809)
 Prepaid expenses and other current assets ...     (25,666)             (19,418)
 Due to/from officers ........................     (10,932)             (22,237)
 Due from affiliates .........................         490               (6,008)
 Accounts payable and accrued expenses .......      55,007              (42,169)
                                                 ---------            ---------
 Net cash provided from (used for)
   operating activities ......................    (26,897)             (148,616)
                                                 ---------            ---------

Investing activities:
 Sale (purchase) of equipment ................       --                    --
                                                  ---------           ---------

Financing activities:
 Reduction in borrowings .....................     (37,046)             (19,188)
 Proceeds from borrowings ....................      75,000                 --
 Payments to and on behalf of producers ......     (25,398)             (59,584)
 Proceeds from exercise of options ...........        --                   --
 Proceeds from private placements ............        --                110,000
                                                 ---------            ---------
 Net cash provided from (used for)
   financing activities ......................      12,556               31,228
                                                 ---------            ---------
 Net increase (decrease in cash) .............    ( 14,341)            (117,388)
 Cash at beginning of period .................      14,593              129,558
                                                 ---------            ---------
 Cash at end of period .......................   $     252            $  12,710
                                                 =========            =========


Supplemental cash flow information:
  Interest paid ..............................   $   1,082            $   8,963
                                                 ---------            ---------










                 See Notes to Consolidated Financial Statements

                              JUNIPER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - Basis of Presentation:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1996 included in the Company's Form 10-KSB filed with SEC.

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Item 2  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21A of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements.

OVERVIEW
--------
     Juniper Group, Inc. (formerly Juniper Features Ltd., the "Company") is a New York Corporation. Its principal businesses are composed of two (2) segments, healthcare and entertainment: (i) the healthcare operations are conducted through two subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company: (a) PartnerCare, Inc. ("PCI", formerly Diversified Health Affiliates, Inc.), a managed care revenue enhancement company providing various types of services such as: Physician Practice Management, Managed Care Revenue Enhancement, Comprehensive Pricing Reviews, MSOs and
Liability Assessment Programs to newly evolving integrated hospital and physician markets and (b) Juniper Healthcare Containment Systems, Inc. ("Containment"), which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.; and (ii) the entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. The Company's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1997 vs Three Months Ended March 31, 1996
------------------------------------------------------------------------------
     The Company's revenues decreased to $496,000 in the first quarter of 1997 from $668,000 in the first quarter of 1996, representing a 26% decrease.

     Revenue related to the Healthcare segment decreased to $496,000 in the first quarter of 1997 from $658,000 in the first quarter of 1996, representing a 25% decrease. The decrease in revenue during the first quarter of 1997 was predominately attributed to Containment, which had revenue of approximately $284,000 in the first quarter of 1997, compared to approximately $562,000 in the first quarter of 1996, a 49% decrease. This is a result of the following three factors: (1) a reduction in indemnity claims due to the national trend in the markets toward managed care; (2) a reduction in claims to be repriced from Containmen's major client. This facilitated the client's decision to rapidly process a backlog of claims rather than delay their payment, by having Containment reprice such claims and avail themselves of greater savings; and (3) a new joint venture arrangement which replaces Containment's previous arrangement and results in lower gross revenue, but substantially greater gross profit margins. PCI's revenue increased to $212,000 in 1997, from $96,000 in 1996. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     The entertainment segment recognized no revenue in the first quarter of 1997, compared to $9,150 in 1996. This can be attributed to the following: (i) the Company experienced a slow down of activity in foreign sales; and (ii) the Company experienced a slower closing cycle in the domestic market due to a large number of films which were unavailable for broadcast during the period because of scheduling rotation with cable licensees. This scheduling rotation was delayed because of lengthy negotiations with cable licensors, therefore making the films unavailable for broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $177,000 in the first quarter of 1997 from $407,000 in the first quarter of 1996, a 57% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 36% in the first quarter of 1997 from 62% in the first quarter of 1996. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $418,000 in the first quarter of 1997 from $325,000 in the first quarter of 1996, a 29% increase. This increase is primarily due to increases in public relations expense of $19,000, the cost of the annual meeting and the issuance of shareholders' proxy statement of $32,000, consulting expenses of $12,000, information system development expenses of $12,000, and bad debt expenses of $28,000, offset by a reduction in interest expense of $7,000. Most of these increases were related to the management changes in PCI and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of the new information systems.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital deficiency at March 31, 1997 was 413,000, compared to working capital deficiency of $360,000 at December 31, 1996. The ratio of current assets to current liabilities was .72:1 at March 31, 1997 and .74.1 at December 31, 1996. Cash flow used in operations during the first quarter of 1997 was $27,000, compared to cash flow used in operations during the first quarter of 1996, of $149,000.

     Accounts receivable - trade increased to $813,000 from $795,000 at December 31, 1996.

     Accounts payable increased to $1,233,000 from $1,178,000 at December 31, 1996.

     Although the Company plans to continue to expand its healthcare business to the extent that resources are available, the Company has no firm material commitments for capital expenditures in other areas of its business and has no plans to acquire additional films.

     The Company believes that it will have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 1997. If the Company is unable to fund its operating cash flow needs, the Company may scale back operations.

     The Company currently does not have any bank lines of credit.

     At the Company's annual meeting, management eliminated shareholders' pre-emptive rights, which previously existed under New York law. Notwithstanding these rights, the Company has on a number of occasions issued shares without affording shareholders the opportunity to exercise pre-emptive rights and without procuring waivers of such rights. No shareholder has alleged any damage resulting to him as a result of the sale of shares by the Company without offering pre-emptive rights. The amount of damages incurred by shareholders by reason of the failure of the Company to offer pre-emptive rights, if any, is not ascertainable with any degree of accuracy. Management believes that if claims were asserted alleging damages, the Company may have valid defenses.

PART II:   OTHER INFORMATION

Item  2.  Changes  in  Securities
          -----------------------

(a) The information disclosed in Item 4 below is incorporated herein by reference.

(b)  N/A

(c) Common Stock, $0.001 par value, sold in the first quarter of 1997 were as follows:


       Date              Purchaser          Amount (#)         Amt. Paid ($)       Description         Exemption
-------------------- ------------------ ------------------- ------------------  ------------------- -----------------
     3/31/97           Officers            936,890               24,843                (1)               4(2)
     3/31/97           Producers           500,000               15,000                (2)               4(2)
     3/31/97            Lender             402,000               12,500                (3)               4(2)
     3/31/97          Consultant           287,000                8,340                (4)              Reg. S


_______________________

(1) Two officers of the Company accepted common stock in lieu of accrued salary.

(2) A film producer accepted common stock in lieu of unpaid minimum license fees.

(3)  A lender accepted common stock in repayment of a loan to the Company.

(4) A non-U.S. consultant accepted common stock in lieu of consulting fees relating to public relations services provided to the Company.


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

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends is $269,000.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------
     In February 1997, at the Company's annual meeting of shareholders (The "Annual Meeting"), the shareholders approved a proposal to change the Company's state of incorporation from New York to Nevada. Reincorporation in Nevada will allow the Company to take advantage of certain provisions of the corporate law of Nevada but will not result in any change in the business, management, assets, liabilities or net worth of the Company.

     In order to effect the Company's reincorporation in Nevada, the Company will be merged into a newly formed, wholly-owned subsidiary of the Company incorporated in Nevada. The Nevada subsidiary, named Juniper Group, Inc., which was formed on January 22, 1997, has not engaged in any activities except in connection with the proposed transaction.

      The Annual Meeting of shareholders was held on February 12, 1997, for the purposes described below, and the number of votes cast for, against or withheld are reflected in the tabulation below:

1.   Election of the following Directors to serve for a term of one year:

                                                                                    Withheld
                                                                      For           Authority
                                                                 ----------        ----------
(a) Vlado P. Hreljanovic                                         13,971,941         356,536
(b) Harold A. Horowitz                                           13,835,725         492,752
(c) Peter W. Feldman                                             13,971,941         356,536

                                                                                               Abstain/
                                                                      For           Against    Broker Non-Votes
                                                                --------------- ------------   ----------------
2.  Amendment to the Certificate of Incorporation to
    change the name of the Company to Juniper Group, Inc.        14,263,868          55,659            8,950
3.  Amendment to the Certificate to eliminate the preemptive rights of holders of the Company's Common Stock $0.001
    par value                                                    10,077,101         352,006        3,899,370
4.  Amendment to the Certificate of Incorporation to increase the authorized Common Stock from 20,000,000 to
    300,000,000 Shares                                           13,569,821         730,606           28,050
5.  Amendment to the Certificate of Incorporation to require the vote of holders of 80% of the issued and outstanding
    shares of Common Stock to approve certain business
    combinations involving the Company and a related person      10,270,369         158,838        3,899,270
6.  Amendment to the Company's By-Laws to provide for
    a pre-takeover notification requirement                      10,058,758         383,949        3,885,770
7.  Change the Company's state of domicile from New York
    to Nevada                                                    12,344,301         295,696        1,688,480
8.  Company's 1996 Stock Option Plan                              9,538,512         873,795        3,916,170
9.  Appointment of Goldstein & Ganz, P.C. as the Company's
    independent public accountants for year ending December
    31, 1996                                                     14,018,768         295,359           14,350



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a) Exhibits

Exhibit                  Description

 3.1  Certificate of Incorporation of the Registrant, as amended (1)

 3.2 Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997 (2)

 3.3 Certificate of Incorporation of Juniper Group, Inc., a Nevada corporation.(3)

 3.4  By-Laws of the Registrant (1)

 3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1997 (3)

 3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (3)

27.1  Financial Data Schedule
----  -----------------------

     (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995

     (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (3) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held in February 1997


(b)      Reports on Form 8-K.

         NONE

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date: May 14, 1997



                                        By:/s/ Vlado P. Hreljanovic
                                           ------------------------
                                            Vlado P. Hreljanovic
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Acting
                                            Chief Financial Officer

                                EXHIBIT INDEX


Exhibit                            Description


27.1  Financial Data Schedule