Form 10QSB
period 1997-06-30
JUNIPER FEATURES LTD
filed 1997-08-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended June 30, 1997
                             ---------------------------------------------

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




     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, August 8, 1997, was 24,665,752 shares of common stock - $.001 par value.


Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                         June        December
        Assets                                         30, 1997      31, 1996
                                                     -----------    -----------
Current Assets
  Cash ...........................................   $       398    $    14,593
  Accounts receivable - trade ....................       764,627        795,091
  Due from affiliates ............................        56,792         59,359
  Prepaid expenses and other current assets ......       125,212        105,995
  Due from officer ...............................        18,668         23,318
                                                     -----------    -----------
      Total current assets .......................       965,697        998,356
  Film licenses ..................................     2,963,729      2,963,729
  Property and equipment net of accumulated
    depreciation of $119,043 and $98,564
    respectively .................................        94,259        114,738
  Other assets ...................................         3,361          3,519
                                                     -----------    -----------
                                                     $ 4,027,046   $  4,080,342
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $ 1,269,742   $  1,177,736

  Notes payable - current ........................       183,179        105,587
  Due to producers - current ........................     66,735         67,556
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,526,656      1,357,879

Notes payable - long term ........................          -             1,069
Due to producers - long term .....................       159,461        196,741
                                                     -----------    -----------
       Total liabilities .........................     1,686,117      1,555,689
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at June 30, 1997, and
   December 31, 1996: aggregate liquidation
   preference, $471,800 at June 30, 1997
   and December 31, 1996 .........................        23,590         23,590
  Common Stock - $.001 par value, 300,000,000
   shares authorized, 24,665,752 and 19,027,516
   issued and outstanding at June 30, 1997
   and December 31, 1996 respectively  ...........        24,665         19,027
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     7,335,580      7,160,265
  Retained earnings (deficit) ....................    (5,253,209)    (4,888,532)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,340,929      2,524,653
                                                     -----------    -----------
                                                     $ 4,027,046   $ 4,080,342
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   June 30,          June 30,
                                                     1997              1996
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    302,492      $     475,202
     Entertainment ...........................          -                11,000
                                                ------------       ------------
                                                     302,492            486,202
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................       124,115            289,629
     Entertainment ...........................         -                  6,376
Selling, general and administrative expenses .       443,874            330,715
                                                ------------       ------------
                                                     566,370           626,720
                                                ------------       ------------

Net income (loss) ............................  $   (265,497)      $   (140,518)
                                                ============       ============

Weighted average number of shares outstanding     21,667,012         16,583,432
                                                ============       ============
Net income (loss) per common share              $      (0.01)      $      (0.01)
                                                ============       ============




































                 See Notes to Consolidated Financial Statements

                             JUNIPER FEATURES, LTD.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                       Six Months Ended
                                                   June 30,           June 30,
                                                     1997               1996
                                                 ------------      ------------
Revenues:
     Healthcare ...............................  $    798,581       $ 1,133,575
     Entertainment ............................          -               20,150
                                                 ------------      ------------
                                                      798,581         1,153,725
                                                 ------------      ------------

Operating Costs:
     Healthcare ...............................       301,079           696,570
     Entertainment ............................          -               11,203
Selling, general and administrative expenses ..       862,179           656,175
                                                 ------------      ------------
                                                    1,163,258         1,363,948
                                                 ------------      ------------

Net income (loss) from operations .............  $   (364,677)     $   (210,223)
                                                 ============      ============

Weighted average number of shares outstanding .    20,359,583        16,234,449
                                                 ============      ============
Net income (loss) per common share               $      (0.02)     $      (0.01)
                                                 ============      ============



























                 See Notes to Consolidated Financial Statements

                            JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                   June 30,          June 30,
                                                     1997              1996
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $(364,677)           $(210,223)
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization expense.........................       -                   10,590
 Depreciation expense ........................      20,479               19,909
 Payment of officer's compensation with equity      28,093                  -
 Payment of officer's deferred compensation
  with equity ................................      23,620                  -
 Payment of various liabilities with equity ..      67,740                  -
 Payment of directors compensation with equity      18,000                  -
 Payment of employees compensation with equity      32,500                  -
Changes in assets and liabilities:
 Accounts receivable .........................      30,464              140,600
 Prepaid expenses and other current assets ...     (19,217)             (17,155)
 Other Assets                                          158               (1,464)
 Due to/from officers ........................       4,650              (32,165)
 Due from affiliates .........................       2,567              (16,812)
 Accounts payable and accrued expenses .......      92,006              (53,384)
                                                 ---------            ---------
 Net cash provided from (used for)
   operating activities ......................    ( 63,617)            (160,104)
                                                 ---------            ---------

Investing activities:
 Sale (purchase) of equipment ................       --                    --
                                                  ---------           ---------

Financing activities:
 Reduction in borrowings .....................     (48,477)            (135,699)
 Proceeds from borrowings ....................     125,000                 --
 Payments to and on behalf of producers ......     (38,101)             (45,896)
 Proceeds from exercise of options ...........        --                   --
 Proceeds from private placements ............      11,000              217,344
                                                 ---------            ---------
 Net cash provided from (used for)
   financing activities ......................      49,422               35,749
                                                 ---------            ---------
 Net increase (decrease in cash) .............     (14,195)            (124,355)
 Cash at beginning of period .................      14,593              129,558
                                                 ---------            ---------
 Cash at end of period .......................   $     398           $    5,203
                                                 =========            =========


Supplemental cash flow information:
  Interest paid ..............................   $   4,763            $  13,437
                                                 ---------            ---------










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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997 vs Three Months Ended June 30, 1996
------------------------------------------------------------------------------
     The Company's revenues decreased to $302,000 in the second quarter of 1997 from $486,000 in the second quarter of 1996, representing a 38% decrease.

     Revenue related to the healthcare segment decreased to $302,000 in the second quarter of 1997 from $475,000 in the second quarter of 1996, representing a 36% decrease. The decrease in revenue during the second quarter of 1997 was predominately attributed to Containment, which had revenue of approximately $184,000 in the second quarter of 1997, compared to approximately $408,000 in the second quarter of 1996, a 55% decrease. This is a result of the following three factors: (1) a reduction in indemnity claims due to the national trend in the markets toward managed care; (2) a reduction in claims to be repriced from Containment's major client. This resulted from the client's decision to rapidly process a backlog of claims rather than delay their payment, by having Containment reprice such claims and avail themselves of greater savings; and (3) a new joint venture arrangement which replaces Containment's previous arrangement and results in lower gross revenue, but substantially greater gross profit margins. PCI's revenue increased to $119,000 in 1997, from $67,000 in 1996, a 78% increase. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     The entertainment segment recognized no revenue in the second quarter of 1997, compared to $11,000 in 1996. The continued absence of activity in the entertainment segment can be attributed to the following: (i)the Company limited its time and resources to market foreign sales due to its limited staff and capital and the allocation of such resources to the medical segment; and (ii) in the domestic market, a large number of the Company's more significant films were unavailable for broadcast during the period because of scheduling rotation with cable licensees, therefore, making them unavailable for broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $124,000 in the second quarter of 1997 from $290,000 in the second quarter of 1996, a 57% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 41% in the second quarter of 1997 from 61% in the second quarter of 1996. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $444,000 in the second quarter of 1997 from $331,000 in the second quarter of 1996, a 34% increase. This increase is primarily due to increases in healthcare salaries of $63,000, legal expenses of $39,000, related to the issuance of the shareholder's proxy statement, and various litigations, compensation of $18,000 issued to the Company's directors and bad debt expense of $18,000 due to an increase in PCI's revenue and a more conservative evaluation of the Company's overall accounts receivable. Most of the Company's increases in selling, general and administrative expenses were related to the management changes in PCI and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of the new information systems.

Six  Months  Ended  June  30,  1997  vs Six  Months  Ended  June  30,  1996
------------------------------------------------------------------------------
     The Company's revenues decreased to $799,000 through the second quarter of 1997 from $1,154,000 through the second quarter of 1996, a 31% decrease.

     Revenue related to the healthcare segment decreased to $799,000 through the second quarter of 1997 from $1,134,000 through the second quarter of 1996, a 30% decrease. The decrease in revenue through the second quarter of 1997 was predominately attributed to Containment, which had revenue of approximately $468,000 through the second quarter of 1997, compared to approximately $970,000 through the second quarter of 1996 a 52% decrease. This is a result of the following three factors: (1) a reduction in indemnity claims due to the national trend in the markets toward managed care; (2) a reduction in claims to be repriced from Containment's major client. This resulted from the client's decision to rapidly process a backlog of claims rather than delay their payment, by having Containment reprice such claims and avail themselves of greater savings; and (3) a new joint venture arrangement which replaces Containment's previous arrangement and results in lower gross revenue, but substantially greater gross profit margins. PCI's revenue increased to $331,000 in 1997, from $163,000 in 1996, a 103% increase. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     The  entertainment   segment  recognized  no  revenue  through  the  second
quarterof 1997, compared to $20,000 in 1996. The non-realization of entertainment revenue in both quarters was attributed to the following factors:
(i)the Company limited its time and resources to market foreign sales due to the limited staff and capital and the allocation of such resources to the medical segment; and (ii) in the domestic market, a large number of the Company's more significant films were unavailable for broadcast during the period because of scheduling rotation with cable licensees, therefore making them unavailable for broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $301,000 through the second quarter of 1997 from $697,000 through the second quarter of 1996, a 57% decrease. As a percentage of revenue, operating costs of the Healthcare operations decreased to 38% through the second quarter of 1997 from 61% through the second quarter of 1996. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $862,000 through the second quarter of 1997 from $656,000 through the second quarter of 1996, a 31% increase. The increase in selling, general and administrative expenses is primarily attributed to an increase in healthcare salaries of $60,000, bad debt expense of $45,000 due to an increase in PCI revenue and a more conservative evaluation overall of the Company's accounts receivable, the cost of the annual meeting of $41,000, legal expenses of $28,000, related to the issuance of the shareholder's proxy statement and various litigations, and compensation of $19,000 issued to the Company's directors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Working capital deficiency at June 30, 1997 was $561,000, compared to working capital deficiency of $360,000 at December 31, 1996. The ratio of current assets to current liabilities was .63:1 at June 30, 1997 and .74.1 at December 31, 1996. Cash flow used in operations during the second quarter of 1997 was $64,000, compared to cash flow used in operations during the second quarter of 1996, of $160,000.

     Accounts receivable - trade decreased to $765,000 from $795,000 at December 31, 1996.

     Accounts payable increased to $1,270,000 from $1,178,000 at December 31, 1996.

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

(b)  N/A

(c) Common Stock, $0.001 par value, sold in the second quarter of 1997 were as follows:


       Date              Purchaser          Amount (#)         Amt. Paid ($)       Description         Exemption
-------------------- ------------------ ------------------- ------------------  ------------------- -----------------
     6/18/97           Officers             1,515,679            59,370                (1)               4(2)
     6/18/97           Directors            1,450,000            43,500                (2)               4(2)
     6/18/97            Vendors               180,000             6,400                (3)               4(2)
      6/3/97           Consultant             366,667            11,000                (4)               Reg. S


_______________________

(1) Two officers of the Company accepted common stock in lieu of accrued salary.

(2)  Compensation issued to the Company's directors for 1997.

(3)  Three vendors accepted  common stock in lieu of unpaid fees.

(4) A non-U.S. consultant accepted common stock in lieu of consulting fees relating to public relations services provided to the Company.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995 and in 1996 and the payment due on March 1, and June 1, 1997 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends is $283,000.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a) Exhibits

Exhibit   Description


27.1      Financial Data Schedule
----      -----------------------



(b)      Reports on Form 8-K.

         NONE

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date:August 12, 1997



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