Form 10QSB/A
period 1997-06-30
JUNIPER FEATURES LTD
filed 1997-11-06
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A
                                 Amendment No. 1


QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934

                           For the quarterly period ended June 30, 1997
                           ---------------------------------------------

                           Commission file number 0-19170

                           JUNIPER GROUP, INC.
   ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            New York                                   11-2866771
----------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

           111 Great Neck Road, Suite 604, Great Neck, New York 11021
 -------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code            (516) 829-4670


                                       N/A

----------------------------------------------------------------------------
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

                                Explanatory Note


     This Amendment No. 1 on Form 10-QSB/A to the quarterly Report on Form 10-QSB ("Form 10-QSB") for the quarterly period ended June 30, 1997 of Juniper Group, Inc., a New York Corporation, (the "Company"), is submitted in order to delete information previously supplied which was included in error in Part II,
Item 2. The Company hereby amends its Form 10-QSB in accordance with Rule 12B-15 under the Securities Act of 1934.


PART II:   OTHER INFORMATION

Item  2.  Changes  in  Securities
---------------------------------------------

(a) The information disclosed in Item 4 below is incorporated herein by reference.

(b)  N/A

(c) Common Stock, $0.001 par value, sold in the second quarter of 1997 were as follows:

       Date              Purchaser          Amount (#)         Amt. Paid ($)       Description    Exemption
--------------------  -----------------    -------------      --------------      -------------   ----------

     6/18/97             Officers           1,515,679            59,370              (1)              4(2)
     6/18/97             Directors          1,450,000            43,500              (2)              4(2)
     6/18/97             Vendors              180,000             6,400              (3)              4(2)

_______________________

(1) Two officers of the Company accepted common stock in lieu of accrued salary.

(2)  Compensation issued to the Company's directors for 1997.

(3)  Three vendors accepted  common stock in lieu of unpaid fees.

                                                        SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned on its behalf, thereunto duly authorized.



Date:   November 6, 1997

                                               JUNIPER GROUP, INC.




                                               By: /s/ Vlado P. Hreljanovic
                                               ----------------------------
                                               Vlado P. Hreljanovic
                                               Chairman of the Board