Form 10QSB
period 1997-09-30
JUNIPER FEATURES LTD
filed 1997-11-14
CIK 864921

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

                             For the quarterly period ended September 30, 1997
                             -------------------------------------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 7, 1997 - 30,051,221 shares of common stock - $.001 par value, outstanding.

                              JUNIPER GROUP, INC.

                               September 30, 1997

                                   (Unaudited)

                                      INDEX


                                                                        Page No.


         PART I - Financial Information:

         Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996 (Unaudited) .................................. 3

         Consolidated Statements of Income for the Three
         Months Ended September 30, 1997 and 1996 (Unaudited) ............... 4

         Consolidated Statements of Income for the Nine
         Months Ended September 30, 1997 and 1996 (Unaudited ................ 5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1997 and 1996 (Unaudited) ............... 6

         Notes to Financial Statements ...................................... 7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ............................................. 8-11

         PART II - Other Information .................................... 12-13

         Signatures ........................................................ 14

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                      September      December
        Assets                                         30, 1997      31, 1996
                                                     -----------    -----------
Current Assets
  Cash ...........................................   $   104,138    $    14,593
  Accounts receivable - trade ....................       770,287        795,091
  Due from affiliates ............................        41,642         59,359
  Prepaid expenses and other current assets ......       118,957        105,995
  Due from officer ...............................          -            23,318
                                                     -----------    -----------
      Total current assets .......................     1,035,024        998,356
  Film licenses ..................................     2,954,847      2,963,729
  Property and equipment net of accumulated
    depreciation of $128,906 and $98,564
    respectively .................................        84,396        114,738
  Other assets ...................................         3,274          3,519
                                                     -----------    -----------
                                                     $ 4,077,541    $ 4,080,342
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $ 1,460,490   $  1,177,736

  Notes payable - current ........................       258,836        105,587
  Due to producers - current ........................     62,086         67,556
  Due to officers                                         14,794           -
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,803,206      1,357,879

Notes payable - long term ........................          -             1,069
Due to producers - long term .....................       112,355        196,741
                                                     -----------    -----------
       Total liabilities .........................     1,915,561      1,555,689
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at September 30, 1997, and
   December 31, 1996: aggregate liquidation
   preference, $471,800 at September 30, 1997
   and December 31, 1996 .........................        23,590         23,590
  Common Stock - $.001 par value, 300,000,000
   shares authorized, 28,589,095 and 19,027,516
   issued and outstanding at September 30, 1997
   and December 31, 1996, respectively ...........        28,589         19,027
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     7,525,432      7,160,265
  Retained earnings (deficit) ....................    (5,625,934)    (4,888,532)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,161,980      2,524,653
                                                     -----------    -----------
                                                     $ 4,077,541    $ 4,080,342
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                    Three Months Ended
                                                September 30,      September 30,
                                                     1997             1996
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    291,655       $    597,452
     Entertainment ...........................        20,000               -
                                                ------------       ------------
                                                     311,655            597,452
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................       164,306            312,187
     Entertainment ...........................         8,883               -
Selling, general and administrative expenses .       511,192            447,796
                                                ------------       ------------
                                                     684,381           759,983
                                                ------------       ------------

Net income (loss) ............................  $   (372,726)      $   (162,531)
Interest income                                         -                   114
                                                ------------       ------------
Net income (loss)                               $   (372,726)      $   (162,417)
                                                ============       ============

Weighted average number of shares outstanding     24,665,752         17,767,674
                                                ============       ============
Net income (loss) per common share              $      (0.02)      $      (0.01)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                     Nine Months Ended
                                                September 30,      September 30,
                                                    1997               1996
                                                 ------------      ------------
Revenues:
     Healthcare ...............................  $  1,090,236      $  1,731,027
     Entertainment ............................        20,000            20,150
                                                 ------------      ------------
                                                    1,110,236         1,751,177
                                                 ------------      ------------

Operating Costs:
     Healthcare ...............................       465,385         1,008,757
     Entertainment ............................         8,883            11,203
Selling, general and administrative expenses ..     1,373,388         1,103,971
                                                 ------------      ------------
                                                    1,847,656         2,123,931
                                                 ------------      ------------

Net income (loss) from operations .............      (737,420)         (372,754)
Interest income ...............................            17               114
                                                 ------------      ------------

Net income (loss) .............................  $   (737,403)     $   (372,640)
                                                 ============      ============

Weighted average number of shares outstanding .    21,800,250        16,749,254
                                                 ============      ============
Net income (loss) per common share               $      (0.04)     $      (0.02)
                                                 ============      ============


























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                     1997              1996
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $(737,402)          $ (372,640)
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization of film licenses ...............       8,883               10,590
 Depreciation expense ........................      30,342               29,942
 Payment of officer's compensation with equity      28,093                 -
 Payment of officer's deferred compensation
  with equity ................................      23,620                 -
 Payment of various liabilities with equity ..     112,815                 -
 Payment of debt with equity..................      40,000                 -
 Payment of directors compensation with equity      18,000                 -
 Payment of employee's compensation with equity     48,750                 -
Changes in assets and liabilities:
 Accounts receivable .........................      24,804               40,025
 Prepaid expenses and other current assets ...     (12,962)             (19,531)
 Other assets ................................         245               (1,575)
 Due to/from officers ........................      38,112              (28,860)
 Due from affiliates .........................      17,717                7,581
 Accounts payable and accrued expenses .......     282,754               28,655
                                                 ---------            ---------
 Net cash provided from (used for)
   operating activities ......................    ( 76,229)            (305,813)
                                                 ---------            ---------

Investing activities:
 Sale (purchase) of equipment ................        -                 (19,875)
                                                 ---------            ---------

Financing activities:
 Reduction in borrowings .....................    (110,320)             (67,497)
 Proceeds from borrowings ....................     262,500              (  -   )
 Payments to and on behalf of producers ......     (89,856)             (62,743)
 Proceeds from exercise of options ...........      54,850                 -
 Proceeds from private placements ............      48,600              329,016
                                                 ---------            ---------
 Net cash provided from (used for)
   financing activities ......................     165,774              198,776
                                                 ---------            ---------
 Net increase (decrease in cash) .............      89,545             (126,912)
 Cash at beginning of period .................      14,593              129,558
                                                 ---------            ---------
 Cash at end of period .......................   $ 104,138            $   2,646
                                                 =========            =========


Supplemental cash flow information:
  Interest paid ..............................   $   6,909            $  14,892
                                                 ---------            ---------










                 See Notes to Consolidated Financial Statements

                              JUNIPER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - Basis of Presentation:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1996, included in the Company's Form 10-KSB filed with SEC.

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

OVERVIEW
--------

     Juniper Group, Inc. (formerly Juniper Features Ltd., the "Company") is a New York Corporation. Its principal businesses are composed of two (2) segments, healthcare and entertainment: (i) the healthcare operations are conducted through two subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company: (a) PartnerCare, Inc. ("PCI", formerly Diversified Health Affiliates, Inc.), a managed care revenue enhancement company providing various types of services such as: Physician Practice Management; managed care revenue enhancement; performs contract compliance and line item reviews and administration; comprehensive pricing reviews; evaluates and corrects inaccuracies and exclusions in outpatient coding and the hospital charge master; Management Service Organizations (MSO) and liability assessment programs; identifies patterns and level of overcharges and collections on payor specific basis to newly evolving integrated hospital and physician markets and
(b) Juniper Healthcare Containment Systems, Inc. ("Containment"), which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.; and (ii) the entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), which is a wholly owned subsidiary of the Company. Juniper Pictures, Inc. which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per-view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. The Company's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 vs Three Months Ended September 30, 1996
------------------------------------------------------------------------------

     The Company's revenues decreased to $312,000 in the third quarter of 1997 from $597,000 in the third quarter of 1996, representing a 48% decrease.

     Revenue related to the healthcare segment decreased to $292,000 in the third quarter of 1997 from $597,000 in the third quarter of 1996, representing a 51% decrease. The decrease in revenue during the third quarter of 1997 was predominately attributed to Containment, which had revenue of approximately $190,000 in the third quarter of 1997, compared to approximately $464,000 in the third quarter of 1996, a 59% decrease. This is a result of the following two factors: (1) a reduction in indemnity claims due to the national trend in the markets toward managed care; and (2) a new joint venture arrangement which replaces Containment's previous arrangement and results in lower gross revenue, but substantially greater gross profit. PCI's revenue decreased to $101,000 in 1997, from $133,000 in 1996, a 24% decrease. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     The entertainment segment recognized $20,000 in the third quarter of 1997, compared to no revenue in 1996. The continued absence of activity in the entertainment segment can be attributed to the following: (i) the Company limited its time and resources to market foreign sales due to its limited staff and capital and the allocation of such resources to the medical segment; and
(ii) in the domestic market, a large number of the Company's more significant films were unavailable for broadcast during the period because of scheduling rotation with cable licensees, therefore, making them unavailable for broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $164,000 in the third quarter of 1997 from $312,000 in the third quarter of 1996, a 47% decrease. As a percentage of revenue, operating costs of the healthcare operations increased to 56% in the third quarter of 1997 from 52% in the third quarter of 1996. The decrease in costs is due to the decrease in gross revenue for Containment. The increase in operating costs as a percentage of gross revenue is due to the new Joint Venture.

     Selling, general and administrative expenses increased to $511,000 in the third quarter of 1997 from $448,000 in the third quarter of 1996, a 14% increase. This increase is primarily due to increases in public relations and promotional costs of $87,000, and bad debt expense of $83,000, due to a more conservative evaluation of the Company's overall accounts receivable. These increases were offset by decreases in salaries of $34,000, consulting costs of $14,000, professional fees of $28,000, rent of $21,000 and office expenses of $8,000.

Nine Months Ended September 30, 1997 vs Nine Months Ended September 30, 1996
------------------------------------------------------------------------------

     The Company's revenues decreased to $1,110,000 through the third quarter of 1997 from $1,751,000 through the third quarter of 1996, a 38% decrease.

     Revenue related to the healthcare segment decreased to $1,090,000 through the third quarter of 1997 from $1,731,000 through the third quarter of 1996, a 38% decrease. The decrease in revenue through the third quarter of 1997 was predominately attributed to Containment, which had revenue of approximately $658,000 through the third quarter of 1997, compared to approximately $1,434,000 through the third quarter of 1996, a 54% decrease. This is a result of the following two factors: (1) a reduction in indemnity claims due to the national trend in the markets toward managed care; and (2) a new joint venture arrangement which replaces Containment's previous arrangement and results in lower gross revenue, but substantially greater gross profit. PCI's revenue increased to $432,000 in 1997, from $297,000 in 1996, a 45% increase. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     The entertainment segment recognized $20,000 in revenue through the third quarter of 1997, compared to $20,150 in 1996. The non-realization of more substantial entertainment revenue through the third quarter was attributed to the following factors: (i)the Company limited its time and resources to market foreign sales due to the limited staff and capital and the allocation of such resources to the medical segment; and (ii) in the domestic market, a large number of the Company's more significant films were unavailable for broadcast during the period because of scheduling rotation with cable licensees, therefore making them unavailable for broadcast. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     Healthcare operating costs decreased to $465,000 through the third quarter of 1997 from $1,009,000 through the third quarter of 1996, a 54% decrease. As a percentage of revenue, operating costs of the Healthcare operations decreased to 43% through the third quarter of 1997 from 58% through the third quarter of 1996. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $1,373,000 through the third quarter of 1997 from $1,104,000 through the third quarter of 1996, a 16% increase. The increase in selling, general and administrative expenses is primarily attributed to an increase in public relations and promotional costs of $107,000, bad debt expense of $128,000 due to a more conservative evaluation of the Company's overall accounts receivable, compensation of $19,000 issued to the Company's directors and regulatory fees of $18,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital deficiency at September 30, 1997 was $768,000, compared to working capital deficiency of $360,000 at December 31, 1996. The ratio of current assets to current liabilities was .57:1 at September 30, 1997 and .74.1 at December 31, 1996. Cash flow used in operations through the third quarter of 1997 was $76,000, compared to cash flow used in operations through the third quarter of 1996, of $306,000.

     Accounts receivable - trade decreased to $770,000 from $795,000 at December 31, 1996.

     Accounts payable increased to $1,460,000 from $1,178,000 at December 31, 1996.

     Although the Company plans to continue to expand its healthcare business to the extent that resources are available, the Company has no firm material commitments for capital expenditures in other areas of its business and has no plans to acquire additional films.

     The Company suffers from lack of working capital. Unless the Company is able to obtain financing from outside sources, it may not be able to satisfy its operating cash requirements at the current level of operations. Accordingly, the Company may be required to scale back operations substantially, which may in turn adversly affect the future operations of the Company.

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

PART II:   OTHER INFORMATION

Item  2.  Changes  in  Securities and Use of Proceeds
          -------------------------------------------

(a)  N/A

(b)  N/A

(c) Common Stock, $0.001 par value, sold in the third of 1997 were as follows:


       Date              Purchaser          Amount (#)         Amt. Paid ($)       Description         Exemption
-------------------- ------------------ ------------------- ------------------  ------------------- -----------------
     9/30/97           Officer                  65,000            16,250                (1)               4(2)
     9/30/97           Vendors               1,980,833            99,925               (2)               4(2)
     9/30/97           Lenders                 977,510            40,000                (3)               4(2)


_______________________

(1)  An officer of the Company accepted common stock in lieu of accrued salary.

(2)  Eight vendors accepted common stock in lieu of unpaid fees.

(3)  Two lenders accepted common stock in lieu of payment of loans.

Item 3.  Defaults  Upon Senior  Securities
         ---------------------------------

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995 and in 1996 and the payment due on March 1, June 1, and September 1, 1997 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends is $297,000.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

Exhibit  Description
-------  -----------
27.1      Financial Data Schedule

(b)      Reports on Form 8-K.

         NONE

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date:November 11, 1997



                                        By: /s/ Vlado P. Hreljanovic
                                            ------------------------
                                            Vlado P. Hreljanovic
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Acting
                                            Chief Financial Officer