Form 10KSB40
period 1997-12-31
JUNIPER FEATURES LTD
filed 1998-03-31
CIK 864921

U.S.SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB40


ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1997



Commission File Number: 0-19170

                            JUNIPER GROUP, INC.
                 (Name of small business issuer in Its Charter)

      Nevada                                   11-2866771
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

111 Great Neck Road, Suite 604,
Great Neck, New York                            11021
(address of principal executive offices)      (Zip Code)

Registrant's Telephone Number, including area code:    (516) 829-4670

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Each Class:
                    Common Stock (par value $.001 per share)
      12% Non-Voting Convertible Redeemable Preferred Stock $.10 par value
                        Redeemable Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year. - $1,386,666.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,899,631 based upon the $0.078 average bid price of these shares on the NASDAQ Stock Market for the period March 1, 1998 through March 16, 1998.

     As of March 16, 1998, there were 48,964,879 outstanding shares of Common Stock, $.001 par value per share.

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

A.       Business Development

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two (2) segments, healthcare and entertainment: (i) the healthcare operations are conducted through two subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company: (a) PartnerCare, Inc. ("PCI", formerly Diversified Health Affiliates, Inc.), a managed care revenue enhancement company providing various types of services such as:
Physician Practice Management, Managed Care Revenue Enhancement, Comprehensive Pricing Reviews, MSOs and Liability Assessment Programs to newly evolving integrated hospital and physician markets and (b) Juniper Healthcare Containment Systems, Inc. ("Containment"), which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.; and (ii) the entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

     The Company was incorporated in July 1987 under the name Juniper Features, Ltd. as a New York corporation, and commenced entertainment operations in January 1988. In late 1991, the Company recognized an opportunity to expand into healthcare, and in December 1991, JMSI, acquired all of the outstanding capital stock of PCI. Containment commenced operations in September 1992. Containment operates its business from the Company's Great Neck location. PCI operates its business from its Boca Raton, Florida location and the Company's Great Neck location.

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

     In order to effect the Company's reincorporation in Nevada, in 1997, the Company was merged into a newly formed, wholly-owned subsidiary of the Company incorporated in Nevada. The Nevada subsidiary, named Juniper Group, Inc., was formed on January 22, 1997.

B.       Business of Issuer

         (i)  Healthcare Cost Containment Services and Revenue Enhancement

             (a)  Managed Care Revenue Enhancement Program ("MCREP")

     During the last two years, the country experienced an explosive growth of managed care markets. The Company's new direction into the managed care arena parallels the evolving growth within these markets. The New York Times recently reported that managed care plans enrolled 85% of employees in 1997, which is substantially higher than the 48% enrollment just five years ago. PartnerCare is riding a wave of new opportunities, especially those arising from the plethora of contracts executed between hospitals, physicians and managed care companies.

     PCI also recruited new management, whose marketing skills and experience in managed care would better serve the future needs and direction of the Company. The Company then pursued a series of initiatives which has produced new product lines and eliminated those which demonstrate poor sales opportunities or were unprofitable. It redirected the Diagnostic Related Groups ("DRG") audit business to the Managed Care Revenue Enhancement business.

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

     This transition has given the Company a new opportunity to service the growing number of hospitals and integrated networks that are facing the complexities associated with managed care contracts. These relationships result in payment errors on claims and non-compliance issues that foster sizable revenue losses to hospitals. PCI's new product lines target these problems and provides services which recapture loss revenue.

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

               (b) Comprehensive Pricing Review

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

     PCI's team of reimbursement specialists apply specific codes to applicable claims, eliminating unlisted code denials on the hospital's Explanation of Benefits. PCI also works closely with the hospital's departments utilizing surgical intervention codes ensuring that services are listed and identifying allowable unbundling to maximize reimbursement.

               (c) Liability Assessment Program

     LAP is designed to minimize financial losses from insurance companies audits of patient bills. PCI's analysts identify and analyze trends in overcharges by contract, by payor, by claim and by department. Hospitals are able to evaluate the efficiency of their billing system utilizing the data provided by PCI.

Competition

    Based upon data generated by the healthcare industry and U.S. Government sources, healthcare expenditures have increased from $249 billion in 1980 (9.1% of gross national product) to an estimated $700 billion in 1990 (12% of gross national product). It is anticipated that healthcare expenditures will exceed $1 trillion in the year 2000. Many have modified their traditional insurance coverage or made available to their employees the opportunity to participate in HMOs and PPOs. In a national survey by Foster Higgins, reported by the New York Times on January 20, 1998, "managed care plans enrolled 85% of employees in 1997, up from 77% in 1996, and only 48% five years ago." The same article reported that 1997 was "the biggest one year shift out of traditional indemnity coverage since 1994." This has enabled them to take a more active role in managing healthcare benefits and costs. In response to the trend towards self-insurance and increasing competition from HMOs and PPOs, group insurance carriers have sought to control premium increases through the adoption of cost containment programs.

     Although its MCREP services are significantly different from those offered by other hospital consulting services, the Company competes for consulting business primarily with revenue-optimization services companies. The Company competes for its MCREP clients by distinguishing its services from those provided by revenue optimization service companies, which generally do not use benchmark performance levels of managed care agreements or target "Silent PPO" practices as does the Company. Numerous companies of varying size offer revenue-optimization services that may be considered competitive with the Company. The Company does not believe that any single company commands significant market share. Larger, more established consulting firms have an enhanced competitive position, due in part to established name recognition and direct access to hospital clients through the provision of other services. Small firms, although not necessarily offering those particular services comparable to those of the Company, compete on the basis of price.

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

Sales and Marketing

     The Company's 1997 growth initiative has also driven new sales and marketing strategies, resulting in a growing interest in PCI's new product lines which capture unrecovered dollars that hospitals are entitled to under their managed care agreements. The initiatives have also been received well by national hospital chains, regional hospital networks, and larger hospitals that have numerous managed care contracts. The result has been a growing portfolio of hospital contracts in Florida and in the New York/New Jersey Region. Efforts have been underway to address these requirements which, when completed, will foster greater sales opportunities.

     In addition to the above sales and marketing efforts, new initiatives are also underway targeting geographic markets which are characterized by an accelerated growth of the managed care industry. Specifically, resources and sales efforts were invested into developing both the New York and New Jersey markets. This included seminars as well as numerous meetings with corporate officers and representatives of hospital chains that have a large presence in Florida. These markets represent a great deal of opportunity since managed care revenue represents a growing revenue source to hospitals within these areas.

     As of December 31, 1997, PCI had fourteen contracts for its MCREP business, an increase from one at December 31, 1996. For ten of these contracts, work will begin sometime in 1998. Revenue to PCI is contingent upon generating revenue for each hospital under contract. For each contract in place, based upon PCI's experience, each contract may be expected to average revenue on an annualized basis of approximately $240,000. The annual revenue for each contract fluctuates significantly depending upon many factors including, but not limited to, the number of managed care agreements the hospital had entered, the capacity of the hospital's information system, the nature of the work under contract and the length of the period under contract.

                  (d)  Healthcare Cost Containment Services

     Containment is a provider of healthcare cost containment services for third party healthcare payors. Containment provides its clients with savings on hospital expenditures through a geographically tailored network of high-quality, cost-effective healthcare providers. In addition, Containment provides its clients with timely, informative data claims analysis and reporting. Containment assists third party healthcare payors, including group health insurance companies, in reducing their costs associated with the delivery of health services. Containment arranges with networks of healthcare providers and facilities (preferred provider organizations, "PPO's") to discount their charges in return for prompt payment and access to a higher volume of patients. Group health insurance companies agree to channel their enrollees to a preferred provider organization network, resulting in lower insurance premiums to their clients. Containment provides supervision through sub-contractors to ensure that the appropriate and necessary medical services are provided to the patient in a cost effective manner. Containment also provides health network coverage to its insurance clients and their enrollees.

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

     From 1992 through December 17, 1997, Containment has had an on-going agreement with The Guardian Life Insurance Company ("Guardian"), whereby Containment was paid a percentage of the savings it generated for the insurance company. Containment provided this service for Guardian in New Jersey and Connecticut.

     The Company has, over the past several years, worked closely with a healthcare professional to bring the Company both health insurance company group plan customers as well as professional healthcare providers and networks. The healthcare professional has assisted in arranging the relationships among the Company, the Guardian, and the network of providers previously under contract with Containment. The agreement with the healthcare professional for his services continued until December 17, 1997 and provided that the Company pay the healthcare professional commissions at varying rates and grant options to purchase common stock if certain contract renewals were realized or certain revenue levels were achieved.

     In 1996, the Company agreed with the healthcare professional to reorganize the manner in which its business with health insurance company group plans is structured. The purpose of this reorganization was to provide new services to healthcare insurance companies. This change, which occurred in early 1996, resulted in conducting such business in the form of a joint venture with a Company affiliated with the healthcare professional. On December 1, 1997, the healthcare professional and the Company agreed upon a settlement, effective December 17, 1997, for all amounts due between the two parties. Pursuant to the agreement, the healthcare professional received a payout of a balance due of approximately $29,000, and 593,370 shares of the Company's common stock. The Company will receive a continued payment of a percentage of selected Guardian related revenue recognized by the healthcare professional during 1998.

Major Customers

     In 1997, Guardian accounted for 62% of the total revenue of the Company. In 1996, Guardian accounted for 75% of the total revenue of the Company. Effective December 17, 1997, the Company no longer has any contractual arrangement with the Guardian. The loss of this business has been replaced with a settlement agreement between the Company and a healthcare professional with whom the Guardian is doing similar business. The loss of the contract with Guardian will have a material adverse effect on the operations of the Company after 1998. However, the Company is pursuing contracts with other insurance companies, which if successful, may reduce the Company's dependence upon Guardian's business.

         (ii)     Entertainment

     Pictures is engaged in the distribution of films through licensing to home video, pay-per-view, pay-cable, and commercial television broadcast media domestically as well as in foreign markets. Pictures has exclusive distribution rights to eighty-one (81) films in various media within various international markets.

     During 1998 and 1997, the Company significantly curtailed its efforts in the distribution of film licenses to commit and focus its resources on the growth of the healthcare segment, which during that time was, and currently is, the most efficient and cost effective strategy for the Company to maximize revenue. In 1998, the Company began directing efforts toward reestablishing a foothold in the film industry. The Company expects to begin recognizing growth in revenues from the sale of film licenses in 1998.

     Pictures acquires worldwide rights to films which are saleable to various markets. In acquiring the rights to a film, Pictures analyzes the viability of the product for distribution in an effort to target the film's audience appeal. Armed with its analysis, Pictures markets the film, using sales representatives and the efforts of its officers, to the various media in a selective manner. In addition, Pictures aids the media to which it markets its films by producing a strategy for the presentation of the film, with a view to programming/counterprogramming against competitive media in the same market and directing a film to the proper demographic population (i.e., female, male, child, teenager and middle age) in order to produce the most favorable outcome regarding ratings and advertising revenue.

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

Competition

     Competition is intense in the motion picture distribution industry. The Company is in competition with other motion pictures distribution companies including many which have greater resources than the Company, both in the acquisition of distribution rights to movie properties and the sales of these properties to the various markets (i.e. pay, cable and television).

Employees

     As of March 17, 1998, the Company had 7 full-time employees and 4 part-time employees. Of the full-time employees, all 7 work at the Company's offices, some of whom spend portions of their time at clients.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive, healthcare and film distribution offices are located at 111 Great Neck Road, Suite 604, Great Neck, New York 11021. This property consists of 2,026 square feet of offices and is subleased from Entertainment Financing Inc.("EFI"), an entity affiliated with the Chief Executive Officer of the Company, currently at $4,263 per month. EFI's lease, and the Company's sublease on this space expires on May 31, 2002. EFI has agreed that for the term of the sub-lease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. In addition, in January 1995, the Company opened an office in Boca Raton, Florida. This property consists of 1900 square feet of offices and is sub-leased from EFI Funding, Ltd. ("Funding"), an entity affiliated with the Chief Executive Officer of the Company, currently at $1,150 per month. Funding's lease and the Company's sublease on this space expired on November 30, 1997, and is currently being leased on a month to month basis. Funding has agreed that for the term of the sub-lease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. Minor additional charges are made by EFI and Funding to the Company to cover administrative costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS

     The Company's common stock and Class B Warrants are traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbols "JUNI" and "JUNIZ" respectively. The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-Counter Market on the NASD OTC Bulletin Board. The Company's Class A Warrants expired on May 1, 1997 The following constitutes the high and low sales prices for the common stock, the Class A Warrants and the Class B Warrants as reported by NASDAQ for each of the quarters of 1997 and 1996. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                 1997                              HIGH               LOW

FIRST QUARTER
Common Stock .............................         0.219              0.063
Class A Warrants .........................          (1)                (1)
Class B Warrants .........................          (1)                (1)

SECOND QUARTER
Common Stock .............................         0.156              0.063
Class A Warrants .........................          (1)                (1)
Class B Warrants .........................         0.031              0.031

THIRD QUARTER
Common Stock .............................         0.281              0.063
Class B Warrants .........................         0.063              0.031

FOURTH QUARTER
Common Stock .............................         0.172              0.063
Class B Warrants .........................         0.219              0.094

                1996                               HIGH               LOW

FIRST QUARTER
Common Stock .............................         0.875              0.188
Class A Warrants .........................         0.125              0.125
Class B Warrants .........................         0.125              0.125

SECOND QUARTER
Common Stock .............................         0.344              0.188
Class A Warrants .........................         0.125              0.125
Class B Warrants .........................         0.125              0.125

THIRD QUARTER
Common Stock .............................         0.375              0.125
Class A Warrants .........................          (1)                (1)
Class B Warrants .........................          (1)                (1)


FOURTH QUARTER
Common Stock .............................         0.219              0.031
Class A Warrants .........................         0.125              0.125
Class B Warrants .........................         0.125              0.125

     (1) Issue did not trade

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, and in 1997 and the payment due on March 1, 1998 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to pay any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the quarterly dividend payments which were due on September 1 and December 1, 1992; and all payment due in 1993; in 1994; in 1995, in 1996, in 1997 and March 1, 1998, which have not yet been paid. The total cash value of the arrearage of unpaid dividends is $326,000.

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

     As of March 16, 1998, there were 209 shareholders of record of the Company's common stock, excluding shares held in street name.

     As of December 31, 1997, the Company has approximately 198,000 Class B Warrants outstanding. Each Class B Warrant entitles the holder to purchase, at any time through May 31, 1998 (at which time they expire), one common share at a price equal to $5.00, subject to adjustment.

Recent Sales of Unregistered Securities

     From June through December of 1997, the Company sold 3,416,667 shares of the Company's common stock issued to non-U.S. persons in offerings under Regulation S under the Securities Act of 1933, as amended, for $150,500, at prices from $.03 per share to $.06 per share. In September and October of 1997, the Company sold 3,100,005 shares of the Company's common stock upon the exercise of options issued to consultants under Section 4(2) of the Securities Act of 1993, as amended, for $203,500. The exercise price of the options varied from $.06 per share to $.095.

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1997 vs Fiscal Year 1996

     The Company's revenues decreased to $1,387,000 in 1997 from $2,503,000 in 1996, representing a 45% decrease.

     Revenue related to the Healthcare segment decreased to $1,367,000 in 1997, from $2,389,000 in 1996, representing a 43% decrease. The decrease in revenue during 1996 was predominately attributed to Containment, which had revenue of $854,000 in 1997, compared to revenue of $1,872,000 in 1996. This decrease is largely attributed to a decline in claims processed. This is a result of the following two factors: (1) a reduction in indemnity claims due to the national trend in the markets toward managed care; and (2) a joint venture arrangement (which ceased effective December 17, 1997), which replaced Containment's previous arrangement and resulted in lower gross revenue, but substantially greater gross profit margins. PCI's revenue decreased to $513,000 in 1997, from $516,000 in 1996. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     Revenue related to entertainment decreased to $20,000 in 1997 from $115,000 in 1996.

     Operating costs decreased to $606,000 in 1997 from $1,319,000 in 1996, a 54% decrease. The Healthcare operating costs decreased to $599,000 in 1997 from $1,259,000 in 1996, a 52% decrease. As a percentage of revenue, operating costs for the Healthcare segment decreased to 44% in 1997 from 53% in 1996.

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

     Selling, general and administrative expenses increased to $1,902,000 in 1997 from $1,875,000 in 1996, a 1% increase. The increases in selling, general and administrative expenses were primarily attributable to the following: Public Relations expenses of $160,000 and Bad Debt expenses of $85,000; offset by decreases in Salaries of $71,000; Legal Expenses of $60,000; Commissions of $35,000; Rent Expense of $21,000; and Employee Benefits of $18,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficiency at December 31, 1997 of $765,000. The ratio of current assets to current liabilities was .42:1 at December 31, 1997. Cash flow used by operating activities during 1997 was $699,000.

     The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits, however, the Company plans to enhance its information system capabilities to more efficiently and effectively provide its health healthcare services and to acquire additional films during 1997.

     During 1997, the Company raised an aggregate of $150,500 through the private sales of the Company's stock, pursuant to Section 4(2) and Regulation S under the Securities Act of 1933, as amended (the "Act").

     The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. From January 1, 1998 through March 16, 1998, the Company raised $157,000 from the sale of common stock through offerings under Regulation S of the Securities Act of 1933, as amended, and other private placements. Additionally, on March 27, 1998, the Company sold $250,000 of convertible debentures. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 1998 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or stop planned expansion, or possibly scale back operations. The Company currently does not have any lines of credit.

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

     During 1997 and 1996, the Company focused its resources on the growth of the healthcare segment, which, during that time, was and currently is the most efficient and cost-effective strategy for the Company to maximize revenue. Although resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 1998.

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

     The transition to a Managed Care Revenue Enhancement company has also required a retooling of the Company's infrastructure as well as the development of new marketing strategies and materials. The Company incurred approximately $9,000 and $130,000 for this retooling and development in 1997 and 1996, respectively. New contracts which clearly define PCI's new services have been developed. In addition, these contracts create payment terms which expedite the collection process of PCI revenue from its new books of business.

     This also required new staffing  including the  recruitment  of experienced personnel from the insurance and managed care industry. Infrastructure initiatives, especially those associated with information systems capabilities, are continuing to be addressed through investments in new hardware, software, staffing and technical support, and the Company incurred approximately $31,000 and $45,000 on these initiatives in 1997 and 1996, respectively.

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

     Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 1998.

     In 1998, the Company will consider searching for full time sales personnel and utilizing outside sales representatives. Initially, the Company will begin promoting its film library in the domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate film markets.

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

                                   POSITIONS
         NAME             AGE      W/COMPANY                 DIRECTOR SINCE

Vlado Paul Hreljanovic     50       Chairman of the Board,        1987
                                    President, CEO and
                                    acting CFO

Harold A. Horowitz         47       Director                      1991

Peter W. Feldman           53       Director                      1995

Yvonne T. Paultre          57       Secretary                       -

Richard O. Vazquez         45       President-PCI                   -


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

     Peter W. Feldman was elected to the Board of Directors of the Company on February 1, 1995. Mr. Feldman is actively involved in physician practice management and consulting services for physician based business in the state of Florida. Mr. Feldman has been the Managing Director of a Kentucky Fried Chicken franchise since 1972. He was a Director and officer of Labels For Less, a discount women's clothing chain, from 1975 through 1990. Additionally, Mr. Feldman was Chief Financial Officer and Administrator of Morris Industrial Builders, a real estate developer, from 1985 through 1991. Mr. Feldman has been the principal of International Food and Development, Inc., a company that develops and operates restaurants throughout the Caribbean.

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

Section 16(a) Beneficial Ownership Reporting Complaince

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, the Company's officers, directors, and 10% shareholders complied with all applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 1997, 1996 and 1995. No other executive officer received salary and bonus in excess of $100,000 in any such year.

                           SUMMARY COMPENSATION TABLE
                                                                                                                      Long Term
                                                                                                                      Compensation
                                                                                                                    --------------
                                          Annual Compensation                                                          Securities
                 Name and                                                                          Other Annual        Underlying
            Principal Position                    Year             Salary           Bonus          Compensation        Options (#)
    ------------------------------------   -------------------- -------------    -------------    ---------------    ---------------

    Vlado Paul Hreljanovic, Chairman of           1997              $172,757          $19,500 (1)        $52,900 (2)        -
    the Board and Chief Executive Officer
                                                  1996              $167,774          $45,931 (3)        $56,800 (4)        -

                                                  1995              $163,363             -               $45,200 (5)


(1) Paid in 650,000 shares of the Company's unregistered common stock, valued at $19,500 issued on June 18, 1997, in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

(2) Other compensation for Mr. Hreljanovic in 1997 was primarily comprised of, among other things, automobile payments, including lease, maintenance and insurance of $30,600, and health and life insurance of $22,300.

(3) Other compensation for Mr. Hreljanovic is 1996 was primarily comprised of, among other things, automobile payments, including lease, maintenance, and insurance of $29,300, and health and life insurance of $27,500.

(4) Paid in 670,000 shares of the Company's unregistered common stock valued at $45,931, which were issued to Mr. Hreljanovic on July 1, 1996 (560,000 shares), and December 24, 1996 (110,000 shares), in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

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
    the Board and Chief Executive Officer

     Compensation of Directors: In 1997, Mr. Horowitz and Mr. Feldman were issued 200,000 Shares each respectively, of the Company's unregistered common stock, valued at $6,000 each, in recognition of efforts exerted on behalf of the Company as Board Members during 1997. Mr. Horowitz received $2,820 as additional compensation as a member of the Board of Directors.

     Non-employee directors are entitled to five hundred ($500.00) dollars for each meeting attended and to reimbursement for their out-of-pocket expenses in attending such meetings.

     Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2000, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 1997 was $172,757. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company was not able to pay salary in cash to Mr. Hreljanovic pursuant to his employment agreement. Further, additional amounts have accrued to Mr. Hreljanovic for achieving certain performance benchmarks for obtaining new hospital contracts. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept and the Board of Directors has approved the issuance of shares of the Company's common stock as payment for unpaid salary. The Company issued 6,091,006 shares of common stock to Mr. Hreljanovic in 1998 to liquidate the amount owed to him for his salary and the additional compensation.

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

     Mr. Vazquez has an employment agreement, as amended, with PCI which expires on June 30, 1998 and provides for his employment as President of PCI with annual compensation of $135,000. In accordance with an amendment to Mr. Vazquez's employment agreement, in February 1998 he received options to purchase 800,000 shares of the Company's common stock at $.075 per share in consideration to forego receipt of 368,320 shares of common stock. Additionally, Mr. Vazquez is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 1,180,000 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as Mr. Vazquez achieves certain annual gross revenue thresholds, ranging from $1,000,000 to $5,000,000 during the term of his employment agreement. The exercise price of these options will be equal to the fair market value of the shares on each date such options vest.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 16, 1998: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

      NAME AND             BENEFICIAL                PERCENT OF COMMON
      ADDRESS              OWNERSHIP                 STOCK OUTSTANDING

Vlado Paul Hreljanovic
111 Great Neck Road
Suite 604
Great Neck, NY 11021      10,028,119 (1)                    20.5%

Harold A. Horowitz
111 Great Neck Road
Suite 604
Great Neck, NY 11201         645,000                         1.3%

Peter W. Feldman
777 Yamato Road
Suite 135
Boca Raton, FL  33134        982,500                         2.0%

Officers and Directors as a
group (4 Persons)         11,790,119 (1)                    24.1%


(1) Includes options to purchase 250,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid rent under two sub-leases during 1997 and 1996, to companies affiliated with the Chief Executive Officer of the Company. The rents paid and terms under the subleases are substantially the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1997 and 1996 was $75,000 and $95,000, respectively. In prior years, the Company made advances to or received advances from these companies for working capital requirements. As a result, at December 31, 1997, the balances due from(to) the affiliates were approximately $4,800 and ($2,800.)

     As of December 31, 1997 and 1996, the balance due from a company affiliated with the Chief Executive Officer of the Company was $13,805 and $55,205, respectively. This balance is a result of advances made, from time to time, to the affiliated company through December 31, 1992. Based upon the affiliates inability to repay these amounts, $41,400 of the outstanding balance has been written-off during 1997.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company for a ten year license period, which expires on June 5, 1998. The Company is obligated to pay such company producers fees at the contract rate. Such payments will be charged against earnings. In 1997 and 1996, no payments were made to such company, and no revenue was recognized from such films.

     During 1997 and 1996, the Company's principal shareholder and officer made loans directly to the Company, made payments to unaffiliated parties on behalf of the Company, incurred travel expenses while conducting business for the Company, and received repayment of loans and reimbursement of certain expenses during the year. With regard to loans, interest accrues at 12% per annum. At December 31, 1997 and 1996, the balance due (to)from the Officer for all activities above, was ($69,000) and $23,000, respectively.

     One of the Company's directors was a partner in a law firm engaged by the Company as general counsel. As consideration for his efforts on behalf of the Company in 1997, the Board member received 200,000 shares, valued at $6,000 and $2,820 as additional compensation. As consideration for his efforts on behalf of the Company in 1996, the Board member received 50,000 shares, valued at $4,500. During 1997 and 1996, the law firm billed nothing in fees. The outstanding balance due the firm was approximately $100,000 in both 1997 and 1996.

     In January of 1998, the Company's President and Chief Executive Officer received approximately $44,000 of the balance owed to him (approximately $69,000), which was used specifically for the acquisition of an automobile. As inducement to the Company for the repayment to him, the officer has agreed to forego an auto allowance for the next twelve months to which he is entitled under his employment agreement.

     Due to a working capital deficit, the Company was not able to pay salary in cash to Mr. Hreljanovic pursuant to his employment agreement. Further, additional amounts have accrued to Mr. Hreljanovic for achieving certain performance benchmarks for obtaining new hospital contracts. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept and the Board of Directors has approved the issuance of shares of the Company's common stock as payment for unpaid salary. The Company issued 6,091,006 shares of common stock to Mr. Hreljanovic in 1998 to liquidate the amount owed to him for his salary and the additional compensation.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit  Description

 2.1 Agreement and Plan of Merger dated as of January 20, 1997 between the Registrant and Juniper Group, Inc., a Nevada corporation (2)

 3.1  Certificate of Incorporation of the Registrant, as amended (1)

 3.2 Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997 (3)

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

 4.1  1996 Stock Option Plan (2)

10.1 Employment Agreement between the Registrant and V. Paul Hreljanovic, as amended (1)

10.3 Agreement Between Juniper Healthcare Containment Systems, Inc. and the Guardian Life Insurance Company, effective January 1, 1996 (1)

10.4 Consulting Agreement between Registrant and Anthony V. Milone, dated June 7, 1994, as amended August 31, 1994 and May 18, 1995 (1)

10.5 Employment Agreement between PCI, Inc. and Richard O. Vazquez, dated June 7, 1996 (3)

10.6 Joint Venture Agreement between Juniper Healthcare Containment Systems, Inc. and Health Containment Corporation dated March 1, 1996 (3)

21.1  Subsidiaries

23.1  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule
______________________________


     (1) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995

     (2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held in February 1997

     (3) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996

(b)      Reports on Form 8-K.

     The Company filed a Form 8-K on November 6, 1997, relating to the sales of 1,783,332 shares of the Company's common stock at an offering prices of $.06 per share in accordance with Regulation S under the Securities Act of 1933, as amended.

     The Company filed a Form 8-K on November 14, 1997, relating to the sales of 2,017,682 shares of the Company's common stock at an offering prices of $.06 per share in accordance with Regulation S under the Securities Act of 1933, as amended.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                      Page

Report of Independent Certified Public Accountants................... F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996........  F-3

Consolidated Statements of Income
for the two years ended December 31, 1997...........................  F-4

Consolidated Statements of Cash Flows
for the two years ended December 31, 1997...........................  F-5

Consolidated Statements of Shareholders'
Equity for the two years ended December 31, 1997.................     F-6

Notes to Consolidated Financial Statements............................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
JUNIPER GROUP, INC.


    We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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




                           /s/GOLDSTEIN & GANZ, CPA's, P.C.







Great Neck, New York
March 30, 1998

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


                                                       December      December
                   ASSETS                              31, 1997      31, 1996
                                                       ---------    -----------
Current Assets
  Cash ...........................................   $    30,187     $   14,593
  Accounts receivable - trade ....................       363,480        795,091
  Due from affiliates ............................        15,570         59,359
  Prepaid expenses and other current assets ......       141,098        105,995
  Due from officer ...............................          --           23,318
                                                      ----------     ----------
      Total current assets .......................       550,335        998,356

  Film licenses ..................................     2,954,562      2,963,729
  Property and equipment net of accumulated
    depreciation of $127,382 and $98,564
    respectively .................................        98,911        114,738
  Other assets ...................................         2,049          3,519
                                                     -----------    -----------
                                                     $ 3,605,857    $ 4,080,342
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $   835,427    $ 1,177,736
  Notes payable - current ........................       342,571        105,587
  Due to producers - current .....................        62,086         67,556
  Due to officer .................................        68,662           --
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
     Total current liabilities ...................     1,315,746      1,357,879

Notes payable - long term ........................          --            1,069
Due to producers - long term .....................        93,814        196,741
                                                     -----------    -----------
       Total liabilities .........................     1,409,560      1,555,689
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at December 31, 1997, and
   December 31, 1996: aggregate liquidation
   preference, $471,800 at December 31, 1997
   and December 31, 1996 .........................        23,590         23,590
  Common Stock - $.001 par value,300,000,000
   shares authorized, 37,995,083 and 19,027,516
   issued and outstanding at December 31, 1997
   and December 31, 1996, respectively ...........        37,995         19,027
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     7,934,744      7,160,265
  Retained earnings (deficit) ....................    (6,010,335)    (4,888,532)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,196,297      2,524,653
                                                     -----------    -----------
                                                     $ 3,605,857    $ 4,080,342
                                                     ===========    ===========

                See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                 Year Ended December 31,
                                                  1997            1996
                                              ------------    ------------
Revenues:
     Healthcare ..........................   $   1,366,666    $  2,388,538
     Entertainment .......................          20,000         114,650
                                              ------------    ------------
                                                 1,386,666       2,503,188
                                              ------------    ------------

Operating Costs:
     Healthcare ..........................         598,702       1,258,746
     Entertainment .......................           7,338          59,797
Selling, general and administrative expenses     1,902,429       1,874,805
                                              ------------    ------------
                                                 2,508,469       3,193,348
                                              ------------    ------------

Net income (loss) .........................  $  (1,121,803)   $   (690,160)
                                              ============     ===========
Weighted average number of shares outstanding   25,043,863      17,149,602
                                              ============    ============
Net income (loss) per common share .......... $      (0.05)  $       (0.04)
                                              ============    ============



































                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                       1997         1996
                                                     ---------    ---------
Operating Activities
Net income (loss) ................................  $(1,121,803)  $(690,160)
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization of film licenses ...................        9,167      76,949
 Depreciation expense ............................       37,668      42,766
 Payment of various expenses with equity .........      134,589      19,676
 Payment of directors' compensation with equity ..       18,000       9,400
 Payment of employees' compensation with equity ..       32,208      64,063
Changes in assets and liabilities:
 Accounts receivable .............................      431,611       9,590
 Prepaid expenses and other current assets .......      (35,103)     44,153
 Other assets ....................................        1,470      (1,123)
 Due to/from officers and shareholders ...........       91,980     (27,884)
 Due from affiliates .............................       43,789      26,728
 Accounts payable and accrued expenses ...........     (342,309)    299,124
                                                      ---------   ---------
 Net cash provided from (used for)
   operating activities ..........................     (698,733)   (126,718)
                                                      ---------   ---------
Investing activities:
 Purchase of equipment ............................     (21,841)    (34,801)
 Purchase of film licenses ........................        --       (11,000)
                                                      ---------   ---------
                                                        (21,841)    (45,801)

Financing activities:
 Reduction in borrowings ...........................    (75,815)   (127,259)
 Proceeds from borrowings ..........................    466,730        --
 Payments to and on behalf of producers ............    (10,197)    (83,031)
 Proceeds from exercise of options .................    203,500     257,844
 Proceeds from private placements ..................    151,950      10,000
                                                      ---------   ---------
 Net cash provided from (used for)
   financing activities ............................    736,168      57,554
                                                      ---------   ---------
 Net increase (decrease ) in cash ..................     15,594    (114,965)
 Cash at beginning of period .......................     14,593     129,558
                                                      ---------   ---------
 Cash at end of period ............................. $   30,187   $  14,593
                                                      =========   =========


















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Preferred Stock               Common Stock
                                        ---------------               ------------
                                                    Capital                           Capital
                                                 Contributions                    Contributions   Retained
                                   Par Value       in excess       Par Value        in excess     Earnings
                                   at $.10          of par         at $.001           of par      (Deficit)           Total

Balance, December 31, 1995         $ 23,590        $210,303        $15,505          $6,741,804   $(4,198,372)      $2,792,830

Proceeds from private
  placements                             -               -              40               9,960           -             10,000
Shares issued to producers for
  acquisition of film licenses           -               -             350              48,650           -             49,000
Shares issued as payment for
  various expenses                       -               -             240              19,436           -             19,676
Shares issued as compensation
  to employees                           -               -             755              63,308           -             64,063
Shares issued to members of
  the Board of Directors                 -               -             150               9,250           -              9,400
Shares issued from exercise of
  stock options                                                      1,587             256,257           -            257,844
Shares issued to convert debt
  to equity                                                            400              11,600           -             12,000
Net loss for the year ended
  December 31, 1996                      -               -               -                -         (690,160)        (690,160)
                                   _______         ________        _______          __________   ___________       __________
Balance, December 31, 1996          23,590          210,303         19,027           7,160,265    (4,888,532)       2,524,653


Proceeds from private
  placements                             -               -           3,439             148,511           -            151,950
Shares issued as payment for
  various expenses                       -               -           2,984             131,605           -            134,589
Shares issued as compensation
  to employees                           -               -           2,467              29,741           -             32,208
Shares issued to members of
  the Board of Directors                 -               -             600              17,400           -             18,000
Shares issued from exercise of
  stock options                                                      3,100             200,400           -            203,500
Shares issued to convert debt
  to equity                                                          6,378             246,822           -            253,200
Net loss for the year ended
  December 31, 1997                      -               -               -                -       (1,121,803)      (1,121,803)
                                   _______         ________        _______          __________   ___________       __________
Balance, December 31, 1997         $23,590         $210,303        $37,995          $7,934,744  $ (6,010,335)      $2,196,297
                  === ====         =======         ========        =======          ==========   ===========       ==========






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

  Joint Venture

     In 1996, one of the Company's subsidiaries entered into a joint venture in which it owns a 50% interest. Accordingly, 50% of the assets, liabilities and items of income and expense have been consolidated in the financial statements of the subsidiary, which are included in the consolidated financial statements of the Company. During 1997 and 1996, the joint venture accounted for 43% and 23% of the Company's revenues, respectively. Effective December 17, 1997, the Joint Venture Agreement was terminated.

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

  Supplemental Cash Flow Information

     Cash paid for interest totaled $12,237 and $15,796 in 1997 and 1996, respectively.

     During 1997, the following transactions occurred which did not require the use of cash, but instead were paid by the issuance of the Company's common stock: payments to producers amounting to $98,200; directors compensation of $18,000; payment of corporate debt amounting to $155,000; certain corporate expenses amounting to $134,589; and employee compensation amounting to $32,208.

     During 1996, the following transactions occurred which did not require the use of cash but instead were paid by the issuance of the Company's common stock: payments to producers amounting to $49,000; director's compensation of $9,400; employee compensation of $64,063; payment of corporate debt amounting to $12,000; certain corporate expenses amounting to $19,675.

  Accounts Receivable

     The Company estimates an allowance for doubtful accounts, which allowance amounted to approximately $108,000 and $163,000 at December 31, 1997 and 1996, respectively.

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

  Property and Equipment

     Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

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

  Major Customers

     During 1997 and 1996, the Company had revenues from The Guardian Life Insurance Company ("Guardian"), that represented 62% and 75% of total revenue, respectively. Effective December 17, 1997, the Company no longer has any contractual arrangement with the Guardian. The loss of this business has been replaced with a settlement agreement between the Company and a healthcare professional with whom the Guardian is conducting similiar business. The Company provided services to Guardian in New Jersey and Connecticut. The loss of the contract with Guardian will have a material adverse effect on the operations of the Company after 1998. However, the Company is pursuing contracts with other insurance companies, which if successful, may reduce the Company's dependence upon Guardian's business.

  Net Income Per Common Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which requires the presentation of both net income per common share and net income per common share-assuming dilution. The Company adopted the provisions of SFAS No. 128 effective December 31, 1997. The adoption did not impact the Company's net income per common share. The provisions of SFAS No. 128 preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, net income per common share-assuming dilution is not presented.

  Reclassifications

     Certain amounts in the 1996 financial statements were reclassified to conform to the 1997 presentation.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Accounts Payable and Accrued Expenses

     At December 31, 1997 and 1996, accounts payable and accrued expenses consisted primarily of legal fees of $325,181 and $303,226, respectively, commissions of $50,749 and $110,187, respectively, payroll taxes of $167,425 and $90,542, respectively, and the cost of Sub-contractors of $39,985 and $339,366, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 3 - Film Licenses

     At December 31, 1997 and 1996 film licenses amounted to $2,954,562 and $2,963,729, respectively. These reflect the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses. Such amortization amounted to $304,536 and $295,369 at December 31, 1997 and 1996, respectively.

     The Company has directed predominantly all its time and efforts toward building the healthcare segment of the business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. Growth in revenues from the sale of film licenses is expected in 1998.

     Initially, the Company began promoting its film library in the domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate foreign markets, subject to the Company capital resources.

     Based upon the Company's estimates of future revenue as of December 31, 1997, approximately 36% of the amortized film licenses will be amortized during the three years ended December 31, 2000. Management expects that greater than 76% of the film licenses applicable to related television and films will be amortized by 2002.

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

NOTE 4 - Notes Payable

     The composition of Notes Payable at December 31, 1997 and 1996, were as follows:

                                                          1997             1996
                                                          ----             ----
Demand Notes bearing interest at varying rate
of up to 2% per month                                  $125,000         $   -

12% Convertible Secured Promisory Notes
 maturing at varying dates through July 31, 1998
 (see Note 6)                                           100,000             -

Settlement agreements and arbitration awards
 maturing at varying dates through
 September 1998                                          76,800           47,873

Capital equipment loans maturing July 1998
 bearing interest at varying rates to 9.0%
 requiring monthly payments of $2,031                    40,771           58,783
                                                       --------         --------
                                                        342,571          106,656

Less current portion .........................          342,571          105,587
                                                       --------         --------
Long term portion ............................         $  -             $  1,069
                                                       ========         ========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - Producer's Minimum Guarantees and Participations

     Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees, producer's participations and settlements with producers were $155,900 at December 31, 1997. During 1997, the Company reduced its obligations to producers by $108,397.

     The following schedule summarizes the maturities of the balances at December 31, 1997:

                      1998                   $ 62,086
                      1999                     43,020
                      2000                     11,929
                      2001                     34,370
                      2002                      4,495
                                             --------
                                             $155,900
                                             ========


NOTE 6 - Shareholders' Equity

     Throughout 1997, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $355,450 for 6,539,172 shares, and $267,800 for 1,627,000 shares of common stock in 1997 and 1996, respectively.

     In connection with payments to creditors for notes payable and indebtedness to producers (including for the acquisition of films), the Company issued 6,377,510 and 750,000 shares, valued at $253,200 and $61,000, respectively. In connection with payables for operating activities, the Company issued 2,984,136 shares, valued at $134,589, and 240,000 shares valued at $19,676 in 1997 and 1996, respectively. During the year, as compensation to its Board of Directors, the Company issued 600,000 shares of common stock, valued at $18,000, and 150,000 shares valued at $9,400 in 1997 and 1996, respectively.

     Also, in 1997 and 1996,  the Company  issued  2,466,749  shares and 755,829
shares  to   employees   as   compensation,   valued  at  $32,208  and  $64,063,
respectively.

     All shares issued in 1997 and 1996, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

     Net income (loss) per common share for 1997 and 1996 has been computed by dividing net income (loss), after preferred stock dividend requirements of $56,616 in 1997 and 1996, by the weighted average number of common shares outstanding throughout the year of 25,043,863 and 17,149,602, respectively.

  Options Granted

     In January 1994, in connection with an amendment to the Employment Agreement for the President and Chief Executive Officer, the Company issued options to purchase 250,000 shares of common stock at $.407 per share, 110% of the market value at the effective date (see Note 9). The options are for a term of five years. At December 31, 1997, none of the options had been exercised.

     On October 4, 1994, the Company engaged a consultant to assist the Company in public relations and marketing of certain products and services. In consideration for these services, the consultant received options to purchase 100,005 shares of the Company's common stock at $.31 per share. During 1997, the option price was amended to $.06 per share and all options were exercised.

     On February  26,  1996,  the Company  granted  options to purchase  687,000 shares of common stock to a consultant in consideration for assistance in developing new markets in Latin America in healthcare services targeted to ethnic markets. During 1996, 400,000 options were exercised. At December 31, 1997, 287,000 options remained outstanding. On February 28, 1998, all outstanding options expired.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - Shareholders' Equity (Continued)

     On August 1, 1997, the Company entered into a consulting agreement for promoting and marketing of PCI's products and services in the state of Connecticut. As consideration, the Company granted an option to purchase 500,000 shares of common stock at $.095 per share. The term of the option was one year. On September 30, 1997, all 500,000 options were exercised.

     On July 21, 1997, the Company entered into an agreement to receive public relations and communication services to develop, implement and maintain a program to increase the investing community's awareness of the Company's activities. In addition to receiving a monthly fee, the Company granted an option to purchase 2,500,000 shares of common stock at an exercise price of $.06 per share. The options were issued for a term through July 21, 2002. On October 1, 1997, all options were exercised.

     In accordance wth an amendment to the employment agreement of the President of PCI, the Company issued options to purchase 800,000 shares of the Company's common stock at $.075 per share in consideration to forego receipt of 368,320 shares of common stock issuable pursuant to the terms of his original agreement. Additionally, this key employee is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 1,180,000 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as certain annual gross revenue thresholds are achieved during the term of his employment agreement. The exercise price of these options will be equal to the fair market value of the shares on each date such options vest.

Warrants and Convertible Preferred Stock

     On May 1, 1997, the Company's  Class A Warrants  expired.

     Each of the Company's Class B Warrants entitle the holder to purchase, at any time through May 1, 1998, one share of Common Stock at a price of $5.00 per share. The Company's Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value, thereafter. Further, each share of the Preferred Stock is convertible at the holder's option into two shares of Common Stock. Holders of warrants are protected against dilution upon the occurrence of certain events. Holders of warrants do not have voting power and are not entitled to any dividends. The Company, upon not less than 30 days prior written notice and providing the average closing price for the common stock for 10 consecutive trading days exceeds $2.50 or higher, may redeem all of the warrants for $.05 per warrant. At December 31, 1997, 198,000 Class B Warrants were outstanding.

     At December 31, 1997, 235,900 shares of Convertible Preferred Stock were outstanding. Pending effectiveness of a post-effective amendment to the Company's registration statement, the outstanding Preferred Stock, Class B Warrants cannot be converted or exercised.

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

  Convertible Debt

     During July and August of 1997, the Company issued a series of 12% Secured Convertible Promissory Notes which, in the aggregate, amounted to $100,000 (see
Note 4). The notes are secured by the Company's Film Licenses, as well as the personal guarantee, as to payment, of the President and Chief Executive Officer. The notes are convertible after 90 days from the date issued into 2,000,000 shares of the Company's common stock (conversion price of $.05 per share).

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - Related Parties

     The Company paid rent under two sub-leases during 1997 and 1996, to companies affiliated with the Chief Executive Officer. The rents paid and terms under the subleases are substantially the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1997, and 1996 was approximately $75,000 and $95,000, respectively (see Note
8). In prior years, the Company made advances to or received advances from the affiliates for working capital requirements. As a result, at December 31, 1997, the balances due to one affiliate was approximately $2,800 and the balance due from the second affiliate was approximately $4,800.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a ten year license period, which expires on June 5, 1998. The Company is obligated to pay the affiliated producers fees at the contract rate. Such payments will be charged against earnings. In 1997 and 1996, no payments were made to the affiliate, and no revenue was recognized.

     The Company owns distribution rights to two films which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by the unaffiliated entities. The Company has received no revenue relating to these films during 1997 and 1996.


     As of December 31, 1997 and 1996, the balance due from a company affiliated with the Chief Executive Officer of the Company was $13,805 and $55,205, respectively. This balance is a result of advances made, from time to time, to the affiliated company through December 31, 1992. Based upon the affiliates inability to repay these amounts, $41,400 of the outstanding balance has been written-off during 1997.

     Throughout 1997, the Company's principal shareholder and officer made loans to, and payments on behalf of the Company and received payments from the Company from time to time. The largest net balance due from the officer was $34,250. The net outstanding balance due to the officer at December 31, 1997, was $68,662.

     One of the Company's directors was a partner in a law firm engaged by the Company as general counsel. As consideration for his efforts on behalf of the Company, the Board Member received 200,000 Shares, valued at $6,000. During 1997, the law firm billed nothing in fees, and at December 31, 1997, the outstanding balance due the firm was approximately $100,000.

     The Company's President and Chief Executive Officer (see Note 6), was issued 2,522,569 shares of common stock, valued at $57,713, (of which, 200,000 shares valued at $6,000, was for services as a member of the Board of Directors). Further, the Company issued 400,000 shares valued at $12,000 to other outside directors.

NOTE 8 - Commitments and Contingencies

  Leases

     The Company leased its New York office facilities under a sublease. The Florida office lease expired on November 30, 1997. The rent is currently being paid on a month to month basis. The New York lease expires in May 2002 (see Note
7). Future minimum annual base rental commitments as of December 31, 1997 are as follows:

                1998                       59,936
                1999                       61,962
                2000                       63,988
                2001                       66,014
                2002                       27,013
                                         --------
                                         $278,913
                                         ========

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

  Employment Agreements

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

     Additionally, if the employment agreement is terminated by the Company after a change in control (as defined by the agreement), the officer is entitled to a lump sum cash payment equal to approximately three times his base salary.

     Due to a working capital deficit, the Company was not able to pay salary in cash to Mr. Hreljanovic pursuant to his employment agreement. Further, additional amounts have accrued to Mr. Hreljanovic for achieving certain performance benchmarks for obtaining new hospital contracts. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept and the Board of Directors has approved the issuance of shares of the Company's common stock as payment for unpaid salary. The Company issued 6,091,006 shares of common stock to Mr. Hreljanovic in 1998 to liquidate the amount owed to him for his salary and the additional compensation.

     Mr. Vazquez has an employment agreement, as amended, with PCI which expires on June 30, 1998 and provides for his employment as President of PCI with annual compensation of $135,000. In accordance with an amendment to Mr. Vazquez's employment agreement, in 1998 he received options to purchase 800,000 shares of the Company's common stock at $.075 per share in consideration to forego receipt of 368,320 shares of common stock. Additionally, Mr. Vazquez is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 1,180,000 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as Mr.
Vazquez achieves certain annual gross revenue thresholds, ranging from $1,000,000 to $5,000,000 during the term of his employment agreement.

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

Litigation

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

Going Concern

As shown in the accompanying financial statements, the Company's:

* Revenue decreased to $1,387,000 in 1997, from $2,503,000 in 1996;
* Net loss increased to ($1,122,000) in 1997, from ($690,000) in 1996;
* Working capital decreased from a negative $360,000 at December 31, 1996, to a negative $765,000 at December 31, 1997.

     Additionally, the Company has, over the past several years, worked closely with a healthcare professional to bring the Company both health insurance company group plan customers, as well as, professional healthcare providers and networks. The healthcare professional has assisted in arranging the relationships between the Company, the Guardian, and the network of providers previously under contract with the Company. Effective December 17, 1997, the Company no longer has any contractual arrangement with the healthcare provider or the Guardian. The loss of this business has been temporarily replaced with a settlement agreement between the Company and a healthcare professional with whom the Guardian is conducting similar business. The loss of the contract with the Guardian will have a material adverse effect on the operations of the Company after 1998.

     The fact that the Company continued to sustain losses in 1997; has negative working capital at December 31, 1997; still requires additional sources of outside cash to sustain operations, and has lost a material contract, continues to create uncertainty about the Company's ability to continue as a going concern.

     Management of the Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 1998 through public or private sales of securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - Incentive Compensation Plans (Continued)

     During 1997, the Board of Directors authorized the issuance of 252,500 shares of restricted common stock, under the incentive compensation plans to employees. These shares were valued at $7,575 (see Note 6).

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

1996 Stock Option Plan

     On February 12 , 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan, which allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company, authorizes the grant of 5,000,000 shares of common stock. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value.

Statement of Financial Accounting Standards No. 123

     At December 31, 1997, the Company had one stock-based compensation plan, which is described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation costs for these options been determined, based on the fair market value at the grant dates consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1997         1996
                                                       ----         ----
Net income (loss) ................ As reported    $(1,121,803)   $(690,160)
                                   Pro forma      $(1,456,507)   $(988,824)

Earnings (loss) per share          As reported    $    (0.05)    $  (0.04)
                                   Pro forma      $    (0.06)    $  (0.06)

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 10 - Income Taxes

     For the years ended December 31, 1997 and 1996, no provision was made for Federal and state income taxes due to the losses incured during these periods. As a result of losses incurred through December 31, 1997, the Company has net operating loss carryforwards of approximately $4,741,000. These carryforwards expire as follows:


                         2006           $  510,000
                         2007            1,451,000
                         2008              165,000
                         2009              716,000
                         2010              231,000
                         2011              568,000
                         2012            1,100,000
                                         ---------
                                        $4,741,000
                                        ==========


     In accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $1,944,000, at December 31, 1997. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $1,944,000. Deferred tax assets at December 31, 1997 primarily reflect the tax effect of net operating loss carryforwards.

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

       Financial information by business segment is as follows:

                                1997           1996
                                ----           ----
Revenue:
      Healthcare ........   $ 1,366,666    $ 2,388,538
      Entertainment .....        20,000        114,650
                            -----------    -----------
                            $ 1,386,666    $ 2,503,188
                            ===========    ===========

 Operating Income (Loss):
      Healthcare ........   $  (246,006)   $   321,401
      Entertainment......       (90,790)     (186,974)
      Corporate .........      (785,007)     (824,587)
                            -----------    -----------
                            $(1,121,803)   $ (690,160)
                            ===========    ===========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - Business Segment Information (Continued)

                               1997         1996
                               ----         ----
Identifiable Assets:
     Healthcare .........   $  315,038   $  690,361
     Entertainment ......    3,157,157    3,262,841
     Corporate ..........      133,660      127,140
                            ----------   ----------
                            $3,605,855   $4,080,342
                            ==========   ==========

    Depreciation:
     Healthcare .........   $    7,383   $   11,850
     Corporate .                30,284       30,916
                            ----------   ----------
                            $   37,667   $   42,766
                            ==========   ==========

    Capital Expenditures:
     Healthcare .........   $    4,145   $    3,182
     Corporate ..........       17,696       31,619
                            ----------   ----------
                            $   21,841   $   34,801
                            ==========   ==========

NOTE 12 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 1997 and 1996:

1997                                     First         Second          Third         Fourth

Revenue ..........................   $   496,089    $   302,493    $   311,654    $   276,430
Gross profit .....................       319,124        178,379        138,464        144,659
                                         -------        -------        -------        -------

Net income (loss) ................   $   (99,180)   $  (265,497)   $  (372,726)   $  (384,401)
                                         =======       ========       ========       ========
Net income (loss) per common share   $      (.01)   $      (.01)   $      (.02)   $      (.01)
                                            ====           ====           ====           ====

1996
Revenue ..........................   $   667,522    $   486,202    $   597,452    $   752,011
Gross profit .....................       255,754        190,197        285,266        453,428
                                         -------        -------        -------        -------
Net income (loss) ................   $   (69,705)   $  (140,519)   $  (162,415)   $  (317,521)
                                         =======         ======        =======       ========

Net income (loss)
   per common share ..............   $     (0.01)   $    (0.01)    $     (0.02)   $     (0.04)
                                           =====          =====          =====          =====

NOTE 13 - Subsequent Events

     From January 1, 1998 to March 16, 1998, 4,878,790 shares of the Company's common stock were sold for $157,000 through offerings under Regulation S of the Securities Act of 1933, as amended, and other private placements. Additionally, on March 27, 1998, the Company sold $250,000 of convertible debentures.

     In January 1998, the Company's President and Chief Executive Officer received approximately $44,000 of the balance owed to him (approximately $69,000) at December 31, 1997, which was used specifically for the acquisition of an automobile. As inducement to the Company for the repayment to him, the officer has agreed to forego an auto allowance for the next twelve months to which he is entitled under his employment agreement.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: March 30, 1998                        JUNIPER GROUP, INC.



                                            By: /s/ Vlado Paul Hreljanovic
                                                --------------------------
                                                  Vlado Paul Hreljanovic
                                                  President and
                                                  Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                             Titles                       Date


By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
   --------------------------      President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)       March 30, 1998


By: /s/ Harold A. Horowitz          Director                    March 30, 1998
   -----------------------
   Harold A. Horowitz


By:/s/Peter W. Feldman              Director                    March 30, 1998
   -------------------
   Peter W. Feldman

                                EXHIBIT INDEX



Exhibit                            Description


21.1  Susidiaries

23.1  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule