Form 10QSB
period 1998-03-31
JUNIPER GROUP INC
filed 1998-05-15
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended March 31, 1998
                             ---------------------------------------------

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




     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, May 6, 1998, was 51,979,513 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                        March        December
        Assets                                         31, 1998      31, 1997
                                                     -----------    -----------
Current Assets
  Cash ...........................................   $   185,912    $    30,187
  Accounts receivable - trade ....................       403,173        363,480
  Due from affiliates ............................        11,466         15,570
  Prepaid expenses and other current assets ......       149,014        141,098
  Due from officer ...............................       121,000           -
                                                     -----------    -----------
      Total current assets .......................       870,565        550,335
  Film licenses ..................................     2,954,562      2,954,562
  Property and equipment net of accumulated
    depreciation of $73,526 and $127,382
    respectively .................................        62,476         98,911
  Other assets ...................................           183          2,049
                                                     -----------    -----------
                                                     $ 3,887,786   $  3,605,857
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $   796,957   $    835,427

  Notes payable - current ........................       562,075        342,571
  Due to producers - current .....................        62,086         62,086
  Due to officer .................................          -            68,662
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,428,118      1,315,746
Due to producers - long term .....................        87,406         93,814
                                                     -----------    -----------
       Total liabilities .........................     1,515,524      1,409,560
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at March 31, 1998, and
   December 31, 1997: aggregate liquidation
   preference, $471,800 at March 31, 1998
   and December 31, 1997 .........................        23,590         23,590
  Common Stock - $.001 par value, 300,000,000
   shares authorized, 51,121,139 and 37,995,083
   issued and outstanding at March 31, 1998
   and December 31, 1997 respectively  ...........        51,121         37,995
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     8,331,186      7,934,744
  Retained earnings (deficit) ....................    (6,243,938)    (6,010,335)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,372,262      2,196,297
                                                     -----------    -----------
                                                     $ 3,887,786    $ 3,605,857
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   March 31,         March 31,
                                                     1998              1997
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    208,435       $    496,089
     Entertainment ...........................         -                   -
                                                ------------       ------------
                                                     208,435            496,089
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        21,775            176,964
     Entertainment ...........................         -                   -
Selling, general and administrative expenses .       420,263            418,305
                                                ------------       ------------
                                                     442,038            595,269
                                                ------------       ------------

Net income (loss) ............................  $   (233,603)      $    (99,180)
                                                ============       ============

Weighted average number of shares outstanding     47,385,792         19,027,516
                                                ============       ============
Net income (loss) per common share              $      (0.01)      $      (0.01)
                                                ============       ============































                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                   March 31,         March 31,
                                                     1998              1997
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $(233,603)           $ (99,180)
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization expense.........................        --                     88
 Depreciation expense ........................      10,211               10,416
 Gain on disposition of assets ...............      (6,362)                --
 Payment of officer's compensation with equity     209,724                8,592
 Payment of various liabilities with equity ..       3,950               35,840
 Payment of employees compensation with equity        --                 16,250
Changes in assets and liabilities:
 Accounts receivable .........................     (39,693)             (17,802)
 Prepaid expenses and other current assets ...      (7,916)             (25,666)
 Due to/from officers ........................    (189,662)             (10,932)
 Due from affiliates .........................       4,104                  490
 Accounts payable and accrued expenses .......     (38,470)              55,007
                                                 ---------            ---------
 Net cash provided from (used for)
   operating activities ......................    (287,717)             (26,897)
                                                 ---------            ---------

Investing activities:
 Sale (purchase) of equipment ................      (5,250)               --
                                                  ---------           ---------

Financing activities:
 Reduction in borrowings .....................     (90,794)             (37,046)
 Proceeds from borrowings ....................     400,000               75,000
 Payments to and on behalf of producers ......      (6,408)             (25,398)
 Proceeds from private placements ............     145,894                --
                                                 ---------            ---------
 Net cash provided from (used for)
   financing activities ......................     448,692               12,556
                                                 ---------            ---------
 Net increase (decrease in cash) .............     155,725              (14,341)
 Cash at beginning of period .................      30,187               14,593
                                                 ---------            ---------
 Cash at end of period .......................   $ 185,912            $     252
                                                 =========            =========


Supplemental cash flow information:
  Interest paid ..............................   $   6,340            $   1,082
                                                 ---------            ---------










                 See Notes to Consolidated Financial Statements

                              JUNIPER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - Basis of Presentation:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1997 included in the Company's Form 10-KSB filed with SEC.

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

Item 2  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the Company's historical lack of profitability, the Company's need for additional financing, competition in the managed health care industry, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW
--------

     Juniper Group, Inc. (the "Company")is a Nevada Corporation. Its principal businesses are composed of two segments, healthcare and entertainment: (i) the healthcare operations are conducted through two subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company: (a) PartnerCare, Inc. ("PCI"), a managed care revenue enhancement company providing various types of services such as: Physician Practice Management, Managed Care Revenue Enhancement, Comprehensive Pricing Reviews, MSOs and Liability Assessment Programs to newly evolving integrated hospital and physician markets and (b) Juniper Healthcare Containment Systems, Inc. ("Containment"), which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.; and (ii) the entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. The Company's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

RESULTS OF OPERATIONS
---------------------

Three  Months  Ended  March 31, 1998 vs Three  Months  Ended March 31, 1997
---------------------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $208,000 in the first quarter of 1998 from $496,000 in the first quarter of 1997, representing a 58% decrease. The decrease in revenue during the first quarter of 1998 was predominately attributed to Containment, which had revenue of approximately $108,000 in the first quarter of 1998, compared to approximately $284,000 in the first quarter of 1997, a 62% decrease. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company. The loss of this business has been temporarily replaced with a settlement agreement which will generate revenue with no corresponding expense throughout 1998. PCI's revenue decreased to $100,000 in 1998, from $212,000 in 1997. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     The entertainment segment recognized no revenue in the first quarter of 1998, or the first quarter of 1997. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1997. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

     Healthcare operating costs decreased to $22,000 in the first quarter of 1998 from $177,000 in the first quarter of 1997, a 88% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 11% in the first quarter of 1998 from 36% in the first quarter of 1997. The decrease is due to the fact that operating costs for Containment were lower because of the new Joint Venture.

     Selling, general and administrative expenses increased to $420,000 in the first quarter of 1998 from $418,000 in the first quarter of 1997, a 1% increase. This increase is primarily due to increases in bad debt expense of $70,000(due to a more conservative evaluation of the Company's accounts receivable) and public relations expense of $31,000, offset by a reduction of employee medical benefits of $28,000, costs associated with the 1997 annual meeting and issuance of proxy statements of $30,000, office related expenses of $16,000, salaries and related taxes of $13,000 and information system expenses of $12,000. Most of these decreases were related to the management changes in PCI during 1997 and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of the new information systems.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital deficiency at March 31, 1998 was $558,000, compared to working capital deficiency of $765,000 at December 31, 1997. The ratio of current assets to current liabilities was .61:1 at March 31, 1998 and .42.1 at December 31, 1997. Cash flow used in operations during the first quarter of 1998 was $288,000, compared to cash flow used in operations during the first quarter of 1997, of $27,000.

     Accounts receivable - trade increased to $403,000 from $363,000 at December 31, 1997.

     Accounts payable decreased to $797,000 from $835,000 at December 31, 1997.

     Although the Company plans to continue to expand its healthcare business to the extent that resources are available, the Company has no firm material commitments for capital expenditures in other areas of its business and has no plans to acquire additional films.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 1998. The Company will require additional financing. There can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

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

(b)  N/A

(c) Common Stock, $0.001 par value, sold in the first quarter of 1998 were as follows:


       Date              Purchaser          Amount (#)         Amt. Paid ($)       Description         Exemption
-------------------- ------------------ ------------------- ------------------  ------------------- -----------------
     3/31/98           Officers            6,990,802            209,724                (1)               4(2)
     3/31/98           Vendors               56,461              3,950                 (2)               4(2)
     3/31/98            Reg S              6,078,793            195,894                (3)              Reg. S


_______________________

(1) The President and CEO of the Company accepted common stock in lieu of accrued salary.

(2)  Vendors accepted common stock in lieu of unpaid fees.

(3) A non-U.S. consultant accepted common stock in lieu of consulting fees relating to public relations services provided to the Company.


Item 3.  Defaults Upon Senior Securities
         -------------------------------
     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995 and in 1997 and the payment due on March 1, 1998 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends is $326,000.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a) Exhibits

Exhibit                  Description

 3.1  Certificate of Incorporation of the Registrant, as amended (1)

 3.2 Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1998 (2)

 3.3 Certificate of Incorporation of Juniper Group, Inc., a Nevada corporation.(3)

 3.4  By-Laws of the Registrant (1)

 3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1998 (3)

 3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (3)

27.1  Financial Data Schedule
----  -----------------------

     (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995

     (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997

     (3) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held in February 1998


(b)      Reports on Form 8-K.

         NONE

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date: May 14, 1998



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