Form 10QSB
period 1998-06-30
JUNIPER GROUP INC
filed 1998-08-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended June 30, 1998
                             ---------------------------------------------

                             Commission file number    0-19170


                              JUNIPER GROUP, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      Nevada                                               11-2866771
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




     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, August 11, 1998, was 1,840,471 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                        June          December
       Assets                                        30, 1998        31, 1997
                                                    -----------    -----------
Current Assets
  Cash ...........................................   $    21,601    $    30,187
 Accounts receivable - trade ....................        450,506        363,480
  Due from affiliates ............................        10,261         15,570
  Prepaid expenses and other current assets ......       143,362        141,098
  Due from officer ...............................        95,895           -
                                                     -----------    -----------
      Total current assets .......................       721,625        550,335
  Film licenses ..................................     2,954,562      2,954,562
  Property and equipment net of accumulated
    depreciation of $69,271 and $127,382
    respectively .................................        66,732         98,911
  Other assets ...................................         1,788          2,049
                                                     -----------    -----------
                                                     $ 3,744,707    $ 3,605,857
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $   817,835    $   835,427
  Notes payable - current ........................       742,305        342,571
  Due to producers - current .....................        39,586         62,086
  Due to officer .................................          -            68,662
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,606,726     1,315,746
Due to producers - long term .....................        62,496         93,814
                                                     -----------    -----------
       Total liabilities .........................     1,669,222      1,409,560
                                                     -----------    -----------
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at June 30, 1998, and
   December 31, 1997: aggregate liquidation
   preference, $471,800 at June 30, 1998
   and December 31, 1997 .........................        23,590         23,590
  Common Stock - $.001 par value, 6,000,000
   shares authorized, 1,300,698 and 759,915
   issued and outstanding at June 30, 1998
   and December 31, 1997 respectively  ...........         1,301            760
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     8,568,688      7,971,979
  Retained earnings (deficit) ....................    (6,728,397)    (6,010,335)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,075,485      2,196,297
                                                     -----------    -----------
                                                     $ 3,744,707    $ 3,605,857
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   June 30,           June 30,
                                                     1998              1997
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    284,144       $    302,492
     Entertainment ...........................        10,000               -
                                                ------------       ------------
                                                     294,144            302,492
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        34,683            124,115
     Entertainment ...........................         2,293               -
Selling, general and administrative expenses .       474,391            443,874
Settlement Expense                                   267,236               -
                                                ------------       ------------
                                                     778,603            567,989
                                                ------------       ------------

Net income (loss) ............................  $   (484,459)          (265,497)
                                                ============       ============
Weighted average number of shares outstanding      1,052,235            433,548
                                                ============       ============
Net income (loss) per common share              $      (0.47)      $      (0.65)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                        Six Months Ended
                                                   June 30,           June 30,
                                                     1998              1997
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    492,579       $    798,581
     Entertainment ...........................        10,000               -
                                                ------------       ------------
                                                     502,579            798,581
Operating Costs:
     Healthcare ..............................        56,458            301,079
     Entertainment ...........................         2,293               -
Selling, general and administrative expenses .       894,654            862,179
Settlement Expense                                   267,236               -
                                                 ------------       ------------
                                                   1,220,641          1,163,258

Net income (loss) ............................  $   (718,062)          (364,677)
                                                ============       ============
Weighted average number of shares outstanding      1,000,273            407,199
                                                ============       ============
Net income (loss) per common share              $      (0.75)      $      (0.97)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                    June 30,         June 30,
                                                     1998              1997
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $   (718,062)     $   (364,677)
 Adjustments to reconcile net cash provided
  by operating activities:
 Amortization expense.........................           -                 -
 Depreciation expense ........................          5,955            20,479
 Settlement Expense                                   267,236              -
 Gain on disposition of assets ...............         (6,362)             -
 Payment of officer's compensation with equity        209,724            28,093
 Payment of officer's deffered compensation salary       -               23,620
 Payment of various liabilities with equity ..        112,275            67,740
 Payment of directors compenations with equity         35,250            18,000
 Payment of employees compensation with equity                           32,500
Changes in assets and liabilities:
 Accounts receivable .........................        (87,026)           30,464
 Prepaid expenses and other current assets ...         (2,264)          (19,217)
 Other assets                                          (1,605)              158
 Due to/from officers ........................       (164,557)            4,650
 Due from affiliates .........................          5,309             2,567
Accounts payable and accrued expenses .......         (17,591)           92,006
                                                 ------------         ---------
 Net cash provided from (used for)                   (361,718)          (63,617)
   operating activities ......................
                                                 ------------         ---------

Investing activities:
 Sale (purchase) of equipment ................        (5,250)              -
                                                 ------------         ---------
Financing activities:
 Reduction in borrowings .....................      (187,800)           (48,477)
 Proceeds from borrowings ....................       450,000            125,000
 Payments to and on behalf of producers ......       (53,818)           (38,101)
 Proceeds from private placements ............       150,000             11,000
                                                 -----------          ---------
 Net cash provided from (used for)
   financing activities ......................       358,382             49,422
                                                 -----------          ---------
 Net increase (decrease in cash) .............        (8,586)           (14,195)
 Cash at beginning of period .................        30,187             14,593
                                                 -----------          ---------
 Cash at end of period .......................   $    21,601          $     398
                                                 ===========          =========

Supplemental cash flow information:
  Interest paid ..............................   $    14,196          $   4,763
                                                 -----------          ---------









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

Item 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS
---------------------

Three  Months  Ended June 30,  1998 vs Three  Months  Ended  June 30,  1997
---------------------------------------------------------------------------
Revenue related to the Healthcare segment decreased to $284,000 in the second quarter of 1998 from $302,000 in the second quarter of 1997, representing a 6% decrease. The decrease in revenue during the second quarter of 1998 was predominately attributed to Containment, which had revenue of approximately $53,000 in the second quarter of 1998, compared to approximately $184,000 in the second quarter of 1997, a 71% decrease. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company. The loss of this business has been temporarily replaced with a settlement agreement involving the joint venture, which will generate revenue with no corresponding expense throughout 1998. PCI's revenue increased to $231,000 in 1998, from $119,000 in 1997. This was the result of PCI's success in marketing its new Managed Care Revenue Enhancement Program, resulting in a growing number of hospital clients.

The entertainment segment recognized revenue of 10,000 in the second quarter of 1998, and none in the second quarter of 1997. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1997. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

Healthcare operating costs decreased to $35,000 in the second quarter of 1998 from $124,000 in the second quarter of 1997, a 72% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 12% in the second quarter of 1998 from 41% in the second quarter of 1997. The decrease is due to the fact that operating costs for Containment were lower because of the new Settlement Agreement.

Selling, general and administrative expenses increased to $474,000 in the second quarter of 1998 from $444,000 in the second quarter of 1997, a 7% increase. This change is primarily due to increases in consulting fees of $23,000, Director's Compensation of $17,000, insurance of $13,000, Interest of $13,000 and travel expenses of $12,000, offset by a reduction of salaries and related taxes of $56,000. Most of the decrease was related to the management changes in PCI during 1997 and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of the new information systems.


RESULTS OF OPERATIONS
---------------------

Six  Months  Ended  June  30,  1998  vs Six  Months  Ended  June  30,  1997
---------------------------------------------------------------------------
Revenue related to the Healthcare segment decreased to $493,000 through the second quarter of 1998 from $799,000 through the second quarter of 1997, representing a 38% decrease. The decrease in revenue through the second quarter of 1998 was predominately attributed to Containment, which had revenue of approximately $162,000 through the second quarter of 1998, compared to approximately $468,000 in the second quarter of 1997, a 65% decrease. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company. The loss of this business has been temporarily replaced with a settlement agreement involving the joint venture, which will generate revenue with no corresponding expense throughout 1998. PCI's revenue in 1998 was $331,000, unchanged from 1997. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

The entertainment segment recognized $10,000 in revenue through the second quarter of 1998, and none through the second quarter of 1997. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1997. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

Healthcare operating costs decreased to $56,000 through the second quarter of 1998 from $301,000 in the second quarter of 1997, a 81% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 11% through the second quarter of 1998 from 38% through the second quarter of 1997. The decrease is due to the fact that operating costs for Containment were lower because of the new Settlement Agreement.

Selling, general and administrative expenses increased to $895,000 through the second quarter of 1998 from $862,000 through the second quarter of 1997, a 4% increase. This change is primarily due to increases in bad debt expense of $69,000(due to a more conservative evaluation of the Company's accounts receivable), Director's Compensation expense of $16,000 and consulting fees of $19,000, offset by a reduction of salaries and related taxes of $68,000. Most of this decrease was related to the management changes in PCI during 1997 and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of the new information systems.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital deficiency at June 30, 1998 was $885,000, compared to working capital deficiency of $765,000 at December 31, 1997. The ratio of current assets to current liabilities was .45:1 at June 30, 1998 and .42.1 at December 31, 1997. Cash flow used in operations during the second quarter of 1998 was $362,000, compared to cash flow used in operations during the second quarter of 1997, of $64,000.

     Accounts receivable - trade increased to $451,000 from $363,000 at December 31, 1997.

     Accounts payable decreased to $818,000 from $835,000 at December 31, 1997.

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

PART II:   OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     On  April  17,  1998,  Juniper  Group,  Inc.,  a  Nevada  corporation  (the
"Registrant"), entered into a Stipulation of Settlement (the "Settlement") to settle a lawsuit (the "Action") by Ordinary Guy, Inc. and Crow Productions, Inc. (the "Plaintiffs") against the Registrant, Juniper Pictures, Inc., Juniper Entertainment, Inc., and Vlado P. Hreljanovic that was pending in the United States District Court for the Eastern District of New York, Case No.: 96 Civ. 2542 (the "Lawsuit"). Under the terms of the Settlement, Registrant agreed to pay a total of $310,000 to the plaintiffs as follows: $50,000 in cash, payable on or before April 20, 1998; $10,000 in cash, payable on or before May 20, 1998; and $250,000 by a promissory note, secured and funded by 93,320 shares of the Registrant's common stock, $.001 par value, to be held in escrow jointly by counsel for the parties, providing for three equal payments of $83,333.33 due on April 21, 1999, April 21, 2000 and April 21, 2001 (The "Payment Dates").

     Payments under the Note shall be funded by 93,320 shares of the Registrant's common stock, $001 par value (the "Juniper Shares"), to be held in escrow jointly by counsel for the parties. On each successive Payment Date, one third of the Juniper Shares shall be released from the escrow and sold in order to make the payment then due. Any proceeds from such sale in excess of $83,333.33 shall be applied to the next payment due under the Note. In the event that the Note is satisfied in full prior to April 21, 2001, the remaining Juniper shares in escrow shall be released to and retained by Plaintiffs. In the event that the proceeds from such sale are insufficient to make a payment when due, registrant shall be responsible for paying any deficiency. Upon full satisfaction of the payment provisions of the Settlement, the Action will be dismissed with prejudice and each of the defendants will be released by Plaintiffs from any claims or liabilities that were or could have been asserted in the Action.

Item  2.  Changes  in  Securities
          -----------------------

(a)  N/A

(b)  N/A

(c) Common Stock, $0.001 par value, sold through the second quarter of 1998 were as follows:


       Date              Purchaser          Amount (#)         Amt. Paid ($)       Description         Exemption
-------------------- ------------------ ------------------- ------------------  ------------------- -----------------
     6/30/98           Officers            139,818              209,724                (1)               4(2)
     6/30/98           Vendors             205,244              112,275                (2)               4(2)
     6/30/98            Reg S              148,721              240,000                (3)              Reg. S
     6/30/98           Directors            47,000               35,250                (4)               4(2)

_______________________

(1) The President and CEO of the Company accepted common stock in lieu of accrued salary.

(2)  Vendors accepted common stock in lieu of unpaid fees.

(3) A non-U.S. consultant accepted common stock in lieu of consulting fees relating to public relations services provided to the Company.

(4)  The Board of Directors accepted common stock in lieu of cash compensation.

Item 3.  Defaults  Upon Senior  Securities
         ---------------------------------

Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997 and the payments due on March 1, and June 1, 1998 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends is $340,000.

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

 3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1998 (3)

 3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (3)

27.1  Financial Data Schedule
----  -----------------------

     (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995

     (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997

     (3) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held in February 1998

(b)      Reports on Form 8-K.

     (1) The Company filed a Form 8-K on April 1, 1998, relating to the sale of equity pursuant to Regulation S.

     (2) The Company filed a Form 8-K on April 28, 1998, relating to the the Stipulation of Settlement, Ordinary Guy, Inc. and Crow Productions, Inc. against the Registrant.

     (3) The Company filed a Form 8-K on May 18, 1998, relating to a one-for-fifty reverse stock split, effective at the close of business on May 18, 1998.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date:           , 1998



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