Form 10QSB
period 1998-09-30
JUNIPER GROUP INC
filed 1998-11-13
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended September 30, 1998
                             ---------------------------------------------

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




     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, November 10, 1998, was 2,177,824 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                     September       December
       Assets                                         30, 1998       31, 1997
                                                    -----------    -----------
Current Assets
  Cash ...........................................   $    19,083    $    30,187
  Accounts receivable - trade ....................       779,016        363,480
  Due from affiliates ............................         9,180         15,570
  Due from officer ...............................        93,602           -
  Prepaid expenses and other current assets ......       216,311        141,098
                                                     -----------    -----------
      Total current assets .......................     1,117,192        550,335
  Film licenses ..................................     2,939,792      2,954,562
  Property and equipment net of accumulated
    depreciation of $71,692 and $127,382
    respectively .................................        64,310         98,911
  Other assets ...................................       168,540          2,049
                                                     -----------    -----------
                                                     $ 4,289,834    $ 3,605,857
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $ 1,039,747    $   835,427
  Notes payable - current ........................       444,005        342,571
  Due to producers - current .....................        29,586         62,086
  Due to officer .................................        16,398         68,662
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,520,338     1,315,746
Due to producers - long term .....................        62,496         93,814
                                                     -----------    -----------
       Total liabilities .........................     1,582,834      1,409,560
                                                     -----------    -----------
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 235,900 shares issued
   and outstanding at September 30, 1998, and
   December 31, 1997: aggregate liquidation
   preference, $471,800 at September 30, 1998
   and December 31, 1997 .........................        23,590         23,590
  Common Stock - $.001 par value, 6,000,000
   shares authorized, 2,081,526 and 759,915
   issued and outstanding at September 30, 1998
   and December 31, 1997, respectively ...........         2,082            760
  Capital contributions in excess of par:
   Attributed to preferred stock .................       210,303        210,303
   Attributed to common stock ....................     9,231,189      7,971,979
  Retained earnings (deficit) ....................    (6,760,164)    (6,010,335)
                                                     -----------    -----------
   Total shareholders' equity ....................     2,707,000      2,196,297
                                                     -----------    -----------
                                                     $ 4,289,834    $ 3,605,857
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                September 30,      September 30,
                                                     1998              1997
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    457,342       $    291,655
     Entertainment ...........................        36,000             20,000
                                                ------------       ------------
                                                     493,342            311,655
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        45,759            164,306
     Entertainment ...........................        15,670              8,883
Selling, general and administrative expenses .       432,403            511,192
                                                ------------       ------------
                                                     493,832            684,381
                                                ------------       ------------

Net income (loss) before income (expense)
  from minority interest......................          (490)          (372,726)
Income (expense) from minority interest.......       (31,277)              -
                                               -------------       ------------
Net income (loss) ............................  $   ( 31,767)          (372,726)
                                                ============       ============
Weighted average number of shares outstanding      1,812,035            493,324
                                                ============       ============
Net income (loss) per common share              $      (0.03)      $      (0.78)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                        Nine Months Ended
                                                September 30,      September 30,
                                                     1998              1997
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    949,921       $  1,090,236
     Entertainment ...........................        46,000             20,000
                                                ------------       ------------
                                                     995,921          1,110,236
Operating Costs:
     Healthcare ..............................       102,217            465,385
     Entertainment ...........................        17,963              8,883
Selling, general and administrative expenses .     1,327,057          1,373,371
Settlement Expense                                   267,236               -
                                                 ------------       ------------
                                                   1,714,473          1,847,639

Net income (loss) before income (expense)
  from minority interest......................      (718,522)          (737,403)
Income (expense) from minority interest.......       (31,277)              -
                                               -------------       ------------
Net income (loss) ............................  $   (749,829)      $   (737,403)
                                                ============       ============
Weighted average number of shares outstanding      1,273,834            436,013
                                                ============       ============
Net income (loss) per common share              $      (0.62)      $      (1.79)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     1998              1997
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $   (749,829)     $   (737,403)
 Adjustments to reconcile net cash provided
  by operating activities:
 Amortization expense.........................         14,770             8,883
 Depreciation expense ........................          8,377            30,342
 Settlement Expense ..........................        267,236              -
 Gain on disposition of assets ...............         (6,362)             -
 Expense from minority interest                        31,277              -
 Payment of officer's compensation with equity        236,718            51,713
 Payment of various liabilities with equity ..        182,263           112,815
 Payment of directors compenations with equity         35,250            18,000
 Payment of employees compensation with equity                           48,750
Changes in assets and liabilities:
 Accounts receivable .........................       (415,536)           24,804
 Prepaid expenses and other current assets ...          8,120           (12,962)
 Other assets ................................         (1,690)              245
 Due to/from officers and shareholders........        (52,264)           38,112
 Due from affiliates .........................        (24,887)           17,717
 Accounts payable and accrued expenses .......         94,321           282,755
                                                 ------------         ---------
 Net cash provided from (used for)
  operating activities .......................       (372,236)         (116,229)
                                                 ------------         ---------

Investing activities:
 Sale (purchase) of equipment ................        (5,250)              -
                                                 ------------         ---------
Financing activities:
 Reduction in borrowings .....................      (204,800)          (110,320)
 Proceeds from borrowings ....................       485,000            262,500
 Payments to and on behalf of producers ......       (63,818)           (89,856)
 Proceeds from exercise of options ...........          -                54,850
 Proceeds from private placements ............       150,000             88,600
                                                 -----------          ---------
 Net cash provided from (used for)
   financing activities ......................       366,382            205,774
                                                 -----------          ---------
 Net increase (decrease) in cash .............       (11,104)            89,545
 Cash at beginning of period .................        30,187             14,593
                                                 -----------          ---------
 Cash at end of period .......................   $    19,083          $ 104,138
                                                 ===========          =========

Supplemental cash flow information:
  Interest paid ..............................   $    18,928          $   6,909
                                                 -----------          ---------









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

As part of its services to physician groups, JMSI is developing a new business that will seek to offer physicians the capability to provide advanced nuclear cardiac testing in the convenience of their office. This business, Nuclear
Cardiac Imaging, Inc. ("NCI"), is owned 49% by JMSI and is reflected as a minority interest in the Company's financial statements.

Year 2000
---------

the Company has completed the process of becoming year 2000 compliant. All of the Company's systems have been updated so that none of its systems will be affected by the Year 2000. This process cost the Company less than $5,000.

the Company is in the process of identifying and contacting the hospitals it services to determine the extent to which the Company's business may be affected by those third parties failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by March 31, 1999. The company does not currently have any formal information concerning the Year 2000 compliance status of the hospitals it services but has received indications that most of the hospitals are working on Year 2000 compliance. In the event that any of the significant hospitals that the Company services do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

RESULTS OF OPERATIONS
---------------------

Three Months Ended  September 30, 1998 vs Three Months Ended  September 30, 1997
--------------------------------------------------------------------------------
Revenue related to the Healthcare segment increased to $457,000 in the third quarter of 1998 from $292,000 in the third quarter of 1997, representing a 57% increase. The increase in revenue during the third quarter of 1998 was predominately attributed to PCI. PCI's revenue increased to $399,000 in 1998, from $101,000 in 1997. This was the result of PCI's success in marketing its new Managed Care Revenue Enhancement Program, resulting in a growing number of hospital clients. Revenue from Containment decreased to $58,000 in the third quarter of 1998, compared to approximately $190,000 in the third quarter of 1997, a 69% decrease. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement, and the joint ventures arrangements with the Guardian Insurance Company. The loss of this business has been temporarily replaced with a settlement agreement involving the joint venture, which will generate revenue with no corresponding expense throughout 1998.

The entertainment segment recognized revenue of $36,000 in the third quarter of 1998, and $20,000 in the third quarter of 1997. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing significant resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1997. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

Healthcare operating costs decreased to $46,000 in the third quarter of 1998 from $164,000 in the third quarter of 1997, a 72% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 10% in the third quarter of 1998 from 56% in the third quarter of 1997. The decrease is due to the fact that operating costs for Containment were lower because of the new Settlement Agreement in connection with the discontinued joint venture arrangement.

Selling, general and administrative expenses decreased to $432,000 in the third quarter of 1998 from $511,000 in the third quarter of 1997, a 15% decrease. This change is primarily due to increases in consulting fees of $20,000, salaries and related taxes of $7,000, legal expense of $10,000, interest of $10,000, commissions of $37,000, other office expense of $3,000, offset by a reduction of travel expenses of $7,000, public relations expense of $87,000, bad debt expense of $30,000, insurance of $20,000 and depreciation and amortization of $22,000. Most of the increase was related to the management changes in PCI during 1997 and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of the new information systems.

RESULTS OF OPERATIONS
---------------------

Nine Months Ended  September  30, 1998 vs Nine Months Ended  September  30, 1997
--------------------------------------------------------------------------------
Revenue related to the Healthcare segment decreased to $950,000 through the third quarter of 1998 from $1,090,000 through the third quarter of 1997, representing a 13% decrease. The decrease in revenue through the third quarter of 1998 was predominately attributed to Containment, which had revenue of approximately $220,000 through the third quarter of 1998, compared to approximately $658,000 in the third quarter of 1997, a 67% decrease. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement, and the joint ventures arrangements with the Guardian Insurance Company. The loss of this business has been temporarily replaced with a settlement agreement involving the joint venture, which will generate revenue with no corresponding expense throughout 1998. PCI's revenue increased to $730,000 in 1998, from $432,000 in 1997, a 69% increase. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

The entertainment segment recognized $46,000 in revenue through the third quarter of 1998, and $20,000 through the third quarter of 1997. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. the Company is currently utilizing significant resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1997. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

Healthcare operating costs decreased to $102,000 through the third quarter of 1998 from $465,000 in the third quarter of 1997, a 78% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 11% through the third quarter of 1998 from 43% through the third quarter of 1997. The decrease is due to the fact that operating costs for Containment were lower because of the new Settlement Agreement in connection with the discontinued joint venture arrangement.

Selling, general and administrative expenses decreased to $1,327,000 through the third quarter of 1998 from $1,373,000 through the third quarter of 1997, a 3% decrease. This change is primarily due to increases in bad debt expense of $40,000(due to a more conservative evaluation of the Company's accounts receivable), Director's Compensation expense of $16,000, consulting fees of $39,000, commissions of $37,000, interest of $26,000, and rent of $11,000, offset by a reduction of public relations expenses of $75,000, insurance of $20,000, depreciation of $22,000, office expense of $13,000, telephone expense of $15,000, salaries of $52,000 and SEC costs of $18,000 . Most of this decrease was related to the management changes in PCI during 1997 and the corresponding redirection of time and resources of management initiatives to re-engineer and diversify product lines through the development of the new information systems.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital deficiency at September 30, 1998 was $403,000, compared to working capital deficiency of $765,000 at December 31, 1997. The ratio of current assets to current liabilities was .73:1 at September 30, 1998 and .42:1 at December 31, 1997. Cash flow used in operations during the third quarter of 1998 was $372,000, compared to cash flow used in operations during the third quarter of 1997, of $116,000.

Accounts receivable - trade increased to $799,000 from $363,000 at December 31, 1997.

Accounts payable increased to $1,040,000 from $835,000 at December 31, 1997.

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

At the Company's annual meeting held on February 12, 1997, management eliminated shareholders' pre-emptive rights, which previously existed under New York law. Notwithstanding these rights, the Company has on a number of occasions, prior to the elimination of those pre-emptive rights, issued shares without affording shareholders the opportunity to exercise pre-emptive rights and without procuring waivers of such rights. No shareholder has alleged any damage resulting to him as a result of the sale of shares by the Company without offering pre-emptive rights. The amount of damages incurred by shareholders by reason of the failure of the Company to offer pre-emptive rights, if any, is not ascertainable with any degree of accuracy. Management believes that if claims were asserted alleging damages, the Company may have valid defenses.

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

Payments under the Note shall be funded by 93,320 shares of the Registrant's common stock, $.001 par value (the "Juniper Shares"), to be held in escrow jointly by counsel for the parties. On each successive Payment Date, one third of the Juniper Shares shall be released from the escrow and sold in order to make the payment then due. Any proceeds from such sale in excess of $83,333.33 shall be applied to the next payment due under the Note. In the event that the
Note is satisfied in full prior to April 21, 2001, the remaining Juniper shares in escrow shall be released to and retained by Plaintiffs. In the event that the proceeds from such sale are insufficient to make a payment when due, registrant shall be responsible for paying any deficiency. Upon full satisfaction of the payment provisions of the Settlement, the Action will be dismissed with prejudice and each of the defendants will be released by Plaintiffs from any claims or liabilities that were or could have been asserted in the Action.

Item  2.  Changes  in  Securities
          -----------------------

(a)  N/A

(b)  N/A

(c) Common Stock, $0.001 par value, sold and or issued through the third quarter of 1998 were as follows:


       Date              Purchaser                Amount (#)         Amt. Paid ($)       Description         Exemption
-------------------- ------------------      ------------------- ------------------  ------------------- -----------------
     1/1-9/30/98       Officers                   204,606              236,718              (1)               4(2)
     3/1-9/30/98       Vendors                    284,889              182,263              (2)               4(2)
     1/1-4/3/98         Reg S                     148,721              806,300              (3)              Reg. S
     6/30/98           Directors                   47,000               35,250              (4)               4(2)
     7/23-9/11/98      Debenture                  522,667              306,300              (5)               4(2)
     7/1/98            Settlement of Lawsuit       93,320              250,000          (See Item 1 above)    4(2)


_______________________

(1) The President and CEO of the Company accepted common stock in lieu of cash compensation for salary and bonuses.

(2)  Vendors accepted common stock in lieu of unpaid fees.

(3) Non-U.S. consultants accepted common stock in lieu of consulting fees relating to public relations services provided to the Company.

(4)  The Board of Directors accepted common stock in lieu of cash compensation.

(5) Three Debenture Offerings: one for $250,000, one for $50,000 and one for $6,300.

Item 3.  Defaults  Upon Senior  Securities
         ---------------------------------

Preferred Stockholders are entitled to receive from assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997 and the payments due on March 1, June 1, and September 1, 1998 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. the Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends is $354,000.

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