Form 10KSB40
period 1998-12-31
JUNIPER GROUP INC
filed 1999-04-01
CIK 864921

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                        Commission File Number: 0-19170

                               JUNIPER GROUP, INC.
                 (Name of small business issuer in Its Charter)

           Nevada                                   11-2866771
-------------------------------------------------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)


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
      12% Non-Voting Convertible Redeemable Preferred Stock $.10 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                  --   --

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year. - $1,420,871.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $5,806,551 based upon the $2.44 average bid price of these shares on the NASDAQ Stock Market for the period March 1, 1999 through March 16, 1999.

     As of March 16, 1999, there were 2,379,734 outstanding shares of Common Stock, $.001 par value per share.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two (2) segments, healthcare and entertainment.

     Healthcare: The healthcare operations are conducted through two wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

     (a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Physician Practice Management, Managed Care Revenue Enhancement, Comprehensive Pricing Reviews, MSOs, Receivable Financing (through a subsidiary of PCI, PartnerCare Funding, Inc.) to newly evolving integrated hospital and physician markets, and Write-off Review, appeals of any third party rejections denials of accounts and recovery of any third party bad debt accounts, including commercial insurance, managed care, MediCare, Medicaid, Champus, etc.

     (b) Juniper Healthcare Containment Systems, Inc. ("Containment") is a company which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.

     In addition, the Company holds a 49% interest in Nuclear Cardiac Imaging, Inc.("NCI"), a New Jersey corporation. NCI is a newly formed company developing the business of providing cardiac Spect Imaging to cardiologists at their offices without charge to the doctor. NCI charges the insurance carrier or managed care company directly.

     Entertainment: The entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

     The Company was incorporated in July 1987 under the name Juniper Features, Ltd. as a New York corporation, and commenced entertainment operations in January 1988. In late 1991, the Company recognized an opportunity to expand into healthcare and formed JMSI in September, 1991. In December 1991, JMSI, acquired all of the outstanding capital stock of PCI. Containment commenced operations in September 1992. Containment and PCI operate their business from the Company's Great Neck location.

     In February 1997, at the Company's annual meeting of shareholders (The "Annual Meeting"), the shareholders approved a proposal to change the Company's state of incorporation from New York to Nevada. Reincorporation in Nevada allowed the Company to take advantage of certain provisions of the corporate law of Nevada but did not result in any change in the business, management, assets, liabilities or net worth of the Company.

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

Business of Issuer

         (i)  Healthcare Cost Containment Services and Revenue Enhancement

                  (a)  Managed Care Revenue Enhancement Program ("MCREP")

     During the last few years, the country has experienced an explosive growth of managed care markets. The Company's new direction into the managed care arena parallels the evolving growth within these markets. The New York Times reported that managed care plans enrolled 85% of employees in 1997, which is substantially higher than the 48% enrollment just five years ago. PartnerCare is riding a wave of new opportunities, especially those arising from the plethora of contracts executed between hospitals, physicians and managed care companies.

     PCI has developed a comprehensive program that addresses the entire spectrum of business and revenue issues pertaining to the hospital's managed care relationships. PCI ensures that hospitals obtain all the dollars that they are entitled to under their managed care agreements.

     PCI's program also includes the profiling of managed care contracts and the performance bench marking of these agreements. PCI validates whether or not the projected financial value anticipated from these arrangements can be obtained. PCI's assessments include line item audits of claims generated through these relationships, as well as trending reviews to identify, and document "Silent PPO" activity. PCI also identifies managed care claims that have not been properly paid, or have been written-off. PCI then actively pursues payors to expedite payments to the hospital for rebilled claims.

     These programs have given the Company an opportunity to service the growing number of hospitals and integrated networks that are facing the complexities associated with managed care contracts. These relationships result in payment errors on claims and non-compliance issues that foster sizable revenue losses to hospitals. PCI's new product lines target these problems and provides services which recapture lost revenue.

     PCI's MCREP business consists of the essential ingredients needed to assist hospitals in maximizing the business value of their managed care contracts. The components of this Program are as follows:

*        Managed Care Contract Compliance

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

*        Line Item Reviews and Administration

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

*        Regulatory Compliance

     With the growth of managed care companies and the increasing dependence of hospitals and physicians on such companies for payment, the scrutiny of the managed care contracts between the hospitals and physicians and the managed care companies for proper compliance becomes critically important.

     During 1998, PCI has reviewed managed care contracts for hospitals and physicians to ensure compliance and proper reimbursement. It has, through this process, identified unreimbursed claims on behalf of its clients. For one major hospital system, PCI has identified over $1.5 million in unreimbursed claims.

*        Silent PPO Reviews

     In the present era of managed care, hospitals often contract with a PPO for the PPO to bring patients to the hospital in exchange for a discount on the hospital's fees. A practice has arisen whereby a PPO may sell or lease the discounts that it has with a hospital to another PPO (with whom the hospital has no agreement to provide discounted fees) and, unknown to the hospital, the patients of the second PPO receive substantial discounts even though the hospital never agreed to such an arrangement. This is referred to as a "Silent PPO". This causes the hospital to lose substantial fees because it is discounting fees that it never agreed to.

     PCI performs reviews for hospitals and hospital groups to identify Silent PPOs and thus save substantial revenues for its clients.

*         Receivable Financing

     In May 1998 PCI formed PartnerCare Funding, Inc. ("PCFI"). PCFI, in conjunction with PCI, arranges loan financing based upon the receivables of hospitals and physician groups, thus allowing such groups to have a more flexible cash flow. As of December 31, 1998, PCFI has arrangements with two integrated systems in New York. An integrated system is a grouping of hospitals and physicians.

                  (b) PartnerCare Synergy

     In March 1999, the Company formed a joint venture called PartnerCare Synergy ("PCS") with Synergy, Inc., a Texas corporation. PCS will provide professional quality services to the healthcare industry by specializing in the recovery of denied third party insurance claim to hospitals and physicians. PCS also provides services for retrospective audits of paid-out (zero balance) managed care accounts for contract compliance and payment accuracy.

                  (c)  Healthcare Cost Containment Services

     Although revenues from previously existing contracts were recognized during 1998, new arrangements ceased as of December 17, 1997. As of December 31, 1998, the Company is not providing such services to providers or networks.

     Containment is a provider of healthcare cost containment services for third party healthcare payors. Containment provides its clients with savings on hospital expenditures through a geographically tailored network of high-quality, cost-effective healthcare providers. In addition, Containment provides its clients with timely, informative data claims analysis and reporting. Containment assists third party healthcare payors, including group health insurance companies, in reducing their costs associated with the delivery of health services. Containment arranges with networks of healthcare providers and facilities (preferred provider organizations, "PPOs") to discount their charges in return for prompt payment and access to a higher volume of patients. Group health insurance companies agree to channel their enrollees to a preferred provider organization network, resulting in lower insurance premiums to their clients. Containment provides supervision through sub-contractors to ensure that the appropriate and necessary medical services are provided to the patient in a cost effective manner. Containment also provides health network coverage to its insurance clients and their enrollees.

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

     Although its MCREP services are different from those offered by other hospital consulting services, the Company competes for consulting business primarily with revenue-optimization services companies. The Company competes for its MCREP clients by distinguishing its services from those provided by revenue optimization service companies, which generally do not use benchmark performance levels of managed care agreements or target "Silent PPO" practices as does the Company. Numerous companies of varying size offer revenue-optimization services that may be considered competitive with the Company. The Company does not believe that any single company commands significant market share. Larger, more established consulting firms have an enhanced competitive position, due in part to established name recognition and direct access to hospital clients through the provision of other services. Small firms, although not necessarily offering those particular services comparable to those of the Company, compete on the basis of price.

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

Sales and Marketing

     The Company's 1998 growth initiative has also driven new sales and marketing strategies, resulting in a growing interest in PCI's new product lines which capture unrecovered dollars that hospitals are entitled to under their managed care agreements. The initiatives have also been received well by national hospital chains, regional hospital networks, and larger hospitals that have numerous managed care contracts. The result has been a growing portfolio of hospital contracts in the New York Metropolitan area. Efforts have been underway to address these requirements which, when completed, will foster greater sales opportunities.

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

     As of December 31, 1998, PCI had five contracts for its MCREP business, a decrease from fourteen at December 31, 1997. Revenue to PCI is contingent upon generating revenue for each hospital under contract. For each contract in place, based upon PCI's experience, each contract may be expected to average revenue on an annualized basis of approximately $110,000. The annual revenue for each contract fluctuates significantly depending upon many factors including, but not limited to, the number of managed care agreements the hospital had entered, the capacity of the hospital's information system, the nature of the work under contract and the length of the period under contract.

Major Customers

     In 1998, New York Hospital accounted for 51% of the total revenue of the Company. In 1997, New York Hospital accounted for 7% of the total revenue of the Company. Throughout the year the Company performed two distinct types of services for New York Hospital and is arranging to add a third type of service in 1999.

     In 1998, Guardian accounted for 19% of the total revenue of the Company. In 1997, Guardian accounted for 62% of the total revenue of the Company. Effective December 17, 1997, the Company no longer has any contractual arrangement with the Guardian. The loss of this business was replaced with a settlement agreement between the Company and a healthcare professional with whom the Guardian is doing similar business. The loss of the contract with Guardian will have a material adverse effect on the operations of the Company after 1998. However, the Company is pursuing contracts with other insurance companies and other healthcare providers, such as the New York Hospital contract which, if successful, may reduce the impact of the loss of Guardian's business.

     The Company does not have any other customers the loss of which would have a materially adverse effect upon the Company.

         (ii)     Entertainment

     Pictures is engaged in the distribution of films through licensing to home video, pay-per-view, pay-cable, and commercial television broadcast media domestically as well as in foreign markets. Pictures has exclusive distribution rights to eighty-one (81) films in various media within various international markets.

     During 1998 and 1997, the Company significantly curtailed its efforts in the distribution of film licenses to commit and focus its resources on the growth of the healthcare segment, which during that time was, and currently is, the most efficient and cost effective strategy for the Company to maximize revenue. In 1998, the Company began directing efforts toward reestablishing a foothold in the film industry. The Company expects to begin recognizing growth in revenues from the sale of film licenses in 1999.

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

Employees

     As of March 17, 1999, the Company had 7 full-time employees and 5 part-time employees and independent contractors. Of the full-time employees, all 7 work at the Company's offices, some of whom spend portions of their time at clients.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive, healthcare and film distribution offices are located at 111 Great Neck Road, Suite 604, Great Neck, New York 11021. This property consists of 2,026 square feet of offices and is subleased from Entertainment Financing Inc.("EFI"), an entity affiliated with the Chief Executive Officer of the Company, currently at approximately $6,000 per month. EFI's lease, and the Company's sublease on this space expires on May 31, 2002. EFI has agreed that for the term of the sub-lease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. In addition, in January 1995, the Company opened an office in Boca Raton, Florida. In September 1998, this office was closed. This property consisted of 1900 square feet of offices and was sub-leased from EFI Funding, Ltd. ("Funding"), an entity affiliated with the Chief Executive Officer of the Company, currently at $1,150 per month. Funding's lease and the Company's sublease on this space expired on November 30, 1997, and was being leased on a month to month basis. Funding agreed that for the term of the sub-lease the rent paid to it was substantially the same rent that it paid under its master lease to the landlord. Minor additional charges are made by EFI and Funding to the Company to cover administrative costs.

     In September 1998, NCI which is 49% owned by the Company, opened an office in New Jersey. The property consists approximately 950 square feet of offices, currently at $1,400 per month. NCI's lease expires in September 2000.

ITEM 3. LEGAL PROCEEDINGS

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, its CEO and an affiliate of the CEO in the United States District Court for the Eastern District of New York seeking damages in the amount of $464,470.50, plus interest alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. It is alleged that the Company was formed in 1989 as a successor to Releasing and that the Company and others transferred assets out of Releasing to avoid the payment of Releasing's creditors. This matter was settled in April 1998 for a payment of $310,000 which is paid out over three years ending April 20, 2001. The payment is secured by 93,320 shares of the Company's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on December 30, 1998. The following resolutions were proposed and the vote tally was as set forth next to each resolution:

(1) The foregoing nominees for election to the Board of Directors received the number of votes for their election set forth opposite their respective names:

                                 VOTES CAST
                                ------------

                           FOR              WITHHELD
NOMINEES                 ELECTION           AUTHORITY

Vlado Paul Hreljanovic   1,568,816            10,420
Harold Horowitz          1,568,816            10,420
Marvin Rostolder         1,568,816            10,420

(2) Proposal 2 proposed that the Company's certificate of incorporation be amended to increase the number of authorized shares from 6,000,000 to 75,000,000. The following number of shares were voted by proxy or by ballot for and against the proposal to amend the Certificate of Incorporation to increase the total amount of authorized shares of Common Stock from 6,000,000 to 75,000,000.

         FOR  1,567,926           AGAINST 11,290          ABSTAIN     20
              ---------                   ------                     ----

(3) Proposal 3 asked for approval of the Company's 1998 Stock Option Plan. The following number of shares were voted by proxy or by ballot for and against the ratification of the Company=s 1998 Stock Option Plan.

          FOR  1,567,726           AGAINST 11,510        ABSTAIN      0
               ---------                   ------                   ----

(4) Proposal 4 sought ratification of the appointment of the auditors of the Company for the fiscal year ended December 31, 1997. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended December 31, 1997.

          FOR  1,579,036          AGAINST     0          ABSTAIN     200
               ---------                     ---                    -----

(5) Proposal 5 was a proposal requested by a shareowner of the Company and sought to remove the Chairman of the Company. The following number of shares were voted by proxy or by ballot for and against the share owner proposal.

          FOR   11,187           AGAINST   1,567,589     ABSTAIN    460
               -------                     ---------                ---

(6) Proposal 6 pertained to the ratification of the appointment of the Company's auditors for the fiscal year ended December 31, 1998. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended December 31, 1998.

          FOR 1,579,036          AGAINST     0           ABSTAIN     200
              ---------                     ---                      ----

There were no broker non-votes.


                BALANCE OF PAGE HAS BEEN LEFT BLANK INTENTIONALLY

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "JUNI". The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-Counter Market on the NASD OTC Bulletin Board. The Company's Class A Warrants expired on May 1, 1997 and the Company's Class B Warrants expired on May 1, 1998. The following constitutes the high and low sales prices for the common stock, the Class A Warrants and the Class B Warrants as reported by NASDAQ for each of the quarters of 1998 and 1997. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         1998                          HIGH                      LOW
         ----                          ----                      ---
FIRST QUARTER
Common Stock ...............(2)        9.38                      3.15
Class B Warrants ...........            (1)                       (1)

SECOND QUARTER
Common Stock ...............(2)        6.25                      1.10
Class B Warrants ...........            (1)                       (1)

THIRD QUARTER
Common Stock ...............           1.56                      0.75

FOURTH QUARTER
Common Stock ...............           1.44                      0.75

         1997                         HIGH                       LOW
         ----                         ----                       ---
FIRST QUARTER
Common Stock ...............(2)       10.95                     3.15
Class A Warrants ...........           (1)                       (1)
Class B Warrants ...........           (1)                       (1)

SECOND QUARTER
Common Stock ...............(2)        7.80                     3.15
Class A Warrants ...........           (1)                       (1)
Class B Warrants ...........          0.031                    0.031

THIRD QUARTER
Common Stock ...............(2)       14.05                     3.15
Class B Warrants ...........          0.063                    0.031

FOURTH QUARTER
Common Stock ...............(2)        8.60                     3.15
Class B Warrants ...........          0.219                    0.094

(1) Issue did not trade
(2) Prices have been adjusted to reflect a post 50 to 1 reverse stock split

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, and the payment due on March 1, 1999 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     On March 16, 1999, the Company made a selftender for all of the 233,900 outstanding shares of 12% Non-Voting Convertible Redeemable Preferred Stock (the "12% Preferred") for 400,489 shares of the Company's Common Stock. The election period for the holders of the 12% Preferred expires April 16, 1999. The 12% Preferred that are the subject of this tender offer constitutes all of the 12% Preferred that is issued and outstanding. The exchange will be computed as follows: each holder will be issued the number of shares that he would be entitled to upon conversion under the Company's existing Certificate of Incorporation, or an aggregate of 9,436 shares of Common Stock if all of the holders of the 12% Preferred tender all of their shares. In addition, each holder will be issued an amount of shares of Common Stock equal to the result of dividing (a) the accrued dividend on the 12% Preferred share by (b) $0.9688, the closing price for the Company's Common Stock on December 31, 1998. The 12% Preferred presently entitle the holder to convert to 0.04 shares of Common Stock, par value $.001, of the Company, and the accrued dividend, before conversion, of 12% per annum, payable, when declared by the Board of Directors, in cash or stock at the Company's option, per share of 12% Preferred. This tender is conditioned upon the tender of at least 60% of the outstanding shares of the 12% Preferred or it will be withdrawn. Shares tendered during the election period will be held in escrow until the minimum condition is reached. Any shareholders not tendering their 12% Preferred will continue to have the rights set forth in the Company's Certificate of Incorporation. The total cash value of the arrearage of unpaid dividends as of December 31, 1998 is $364,884.

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

     As of March 16, 1999, there were 229 shareholders of record of the Company's common stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

     From January through April of 1998, the Company sold 90,775 shares of the Company's common stock issued to non-US persons in offerings under Regulation S, under the Securities Act of 1933, as amended, for $150,000, at prices from $1.62 to $2.25 per share.

     In 1998, the Company sold $625,000 of convertible debentures. In 1997, the Company sold $100,000 of convertible debentures. During 1998, $631,000 of debentures were converted to 1,016,000 shares of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1998 vs Fiscal Year 1997

     The Company's revenues increased to $1,421,000 in 1998 from $1,387,000 in 1997, representing a 2% increase.

     Revenue related to the Healthcare segment increased to $1,375,000 in 1998, from $1,367,000 in 1997, representing a 1% increase. The increase in revenue during 1998 was predominately attributed to PCI whose revenue increased to $1,105,000 in 1998, from $513,000 in 1997. This was the result of PCI's change in direction from a DRG audit company to a Managed Care Revenue Enhancement company.

     Revenue related to entertainment increased to $46,000 in 1998 from $20,000 in 1997.

     Operating costs decreased to $154,000 in 1998 from $606,000 in 1997, a 75% decrease. The Healthcare operating costs decreased to $136,000 in 1998 from $599,000 in 1997, a 77% decrease. As a percentage of revenue, operating costs for the Healthcare segment decreased to 10% in 1998 from 44% in 1997. This is the result of the joint venture arrangement which replaced Containment's previous business and resulted in lower gross revenue but substantially greater gross profit margins.

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

     Selling, general and administrative expenses decreased to $1,709,000 in 1998 from $1,902,000 in 1997, a 10% decrease. The decreases in selling, general and administrative expenses were primarily attributable to the following: Public Relations expenses of $129,000; Salaries of $69,000; office expense of $56,000 and Legal Expenses of $23,000; offset by increases in Commissions of $67,000 and Interest of $32,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $69,000 at December 31, 1998. The ratio of current assets to current liabilities was 1.06:1 at December 31, 1998. Cash flow used by operating activities during 1998 was $358,000.

     The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits, however, the Company plans to enhance its information system capabilities to more efficiently and effectively provide its healthcare services and to acquire additional films during 1999.

     Between January and April 1998, the Company raised an aggregate of $150,000 through the private sales of the Company's stock, pursuant to Section 4(2) and Regulation S, prior to the most recent amendments to that regulation, under the Securities Act of 1933, as amended (the "Act"). Additionally, during 1998, the Company sold convertible debentures aggregating $625,000 and borrowed $185,000 from private lenders.

     The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. From January 1, 1999 through March 16, 1999, the Company raised $100,000 from the sale of convertible debentures through offerings under private placements. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 1999 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or stop planned expansion, or possibly scale back operations. The Company currently does not have any lines of credit.

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

     During 1998 and 1997, the Company focused its resources on the growth of the healthcare segment, which, during that time, was and currently is the most efficient and cost-effective strategy for the Company to maximize revenue. Although resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 1999.

Healthcare
----------
     The transition of PCI from a DRG audit company offering limited services and markets, to a full service Managed Care Revenue Enhancement company has required a major investment of time, manpower and Company resources. This engendered a period of the phasing out old services, while at the same time committing increased resources to non-revenue producing, but nevertheless critical development activities.

     The transition to a Managed Care Revenue Enhancement company has also required a retooling of the Company's infrastructure as well as the development of new marketing strategies and materials. The Company incurred approximately $2,750 and $9,000 for this retooling and development in 1998 and 1997, respectively. New contracts which clearly define PCI's new services have been developed. In addition, these contracts create payment terms which expedite the collection process of PCI revenue from its new business.

     This also required new staffing  including the  recruitment  of experienced personnel from the insurance and managed care industry. Infrastructure initiatives, especially those associated with information systems capabilities, are continuing to be addressed through investments in new hardware, software, staffing and technical support, and the Company incurred approximately $88,000 and $31,000 on these initiatives in 1998 and 1997, respectively.

     PCI will also need to invest in the upgrading of its communication resources, since telemarketing and sales initiatives associated with national companies require improvement in the number and quality of communications equipment. These additional costs have also been factored into PCI's expansion into the national managed care arena. Fax capabilities, electronic mailing and other considerations to improve connectivity between PCI and its clients have been actively reviewed and addressed.

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

Entertainment
-------------
     Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 1999.

     In 1999, the Company will consider searching for full time sales personnel and utilizing outside sales representatives. Initially, the Company will begin promoting its film library in the domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate film markets.

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

                                    POSITIONS
NAME                       AGE      W/COMPANY                  DIRECTOR SINCE

Vlado Paul Hreljanovic     51       Chairman of the Board,          1987
                                    President, CEO and
                                    acting CFO

Harold A. Horowitz         48       Director                        1991

Marvin Rostolder           56       Director                        1998

Yvonne T. Paultre          60       Secretary                        ---

Richard O. Vazquez         46       President-PCI                    ---

DIRECTORS
---------
     Vlado Paul Hreljanovic has been the President, Chief Executive Officer and Chairman of the Board since 1987. Upon graduation from Fordham University, he joined KPMG (formerly Peat Marwick Mitchell & Co.) as an accountant. Mr. Hreljanovic is and has been the sole shareholder, officer and director of Entertainment Financing, Inc., which only business is as lessee of the Company's offices in Great Neck, New York, and the sub-lessor of such premises to the Company.

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

     Marvin Rostolder was elected to the Board of Directors of the Company on May 18, 1998. Mr. Rostolder is the Chairman of the Board of Directors and Chief Executive Officer of JM Marketing, Inc., the licensee of SmallFrye Footwear. He has served in that capacity since March 1998. Mr. Rostolder has served as independent consultant to various companies including MedTech Co., BioImaging Technology, Inc., Amba Sciences, Inc. and T.M. Marketing, Inc. From 1985 through 1998, Mr. Rostolder served in various capacities with North American Transfer Co., a registered Stock Transfer Agent and Registrar. Mr. Rostolder is a graduate of the City University of New York and holds a Masters degree from Long Island University in healthcare administration.

OTHER OFFICER
-------------
     Yvonne T. Paultre has been Secretary since 1991. Ms. Paultre has supervisory responsibilities for the Company's employees, customer relations and office policies. She is also responsible for operations of the Company's television syndication area.

KEY EMPLOYEE
------------
     Richard O. Vazquez was formerly Vice President for Integrated Networks at MultiPlan, Inc. During his tenure he was responsible for developing and marketing all integrated strategies for MultiPlan. This included network contracting throughout the USA, Latin America and the Caribbean. Prior to that he was the Associate Executive Director of Elmhurst Hospital and Medical Center, responsible for all capital programs, including a $230 million major modernization project. He has been a speaker and guest lecturer at numerous managed care conferences and forums, as well as being published on healthcare issues. He is a National Urban Fellow, having attained an MPA from Baruch College and a BA from New York University.

         Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, the Company's officers, directors, and 10% shareholders complied with all applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 1998, 1997 and 1996. No other executive officer received salary and bonus in excess of $100,000 in any such year.

SUMMARY COMPENSATION TABLE
                                                                                                          Long Term
                                                                                                         Compensation
                                           Annual                                                         Securities
                                        Compensation                                  Other Annual        Underlying
Name and Principal Position                 Year        Salary            Bonus       Compensation        Options (#)
---------------------------                 ----        ------            -----       ------------        -----------
Vlado Paul Hreljanovic                      1998        $175,460        $86,191 (1)     $31,200 (2)           -
Chairman of the Board and
Chief Executive Officer                     1997        $172,757        $19,500 (3)     $52,900 (4)           -

                                            1996        $267,774        $45,931 (6)     $56,800 (5)           -


(1) Paid in 57,461 shares of the Company's unregistered common stock, valued at $86,191 issued on January 1, 1998, in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

(2) Other compensation for Mr. Hreljanovic in 1998 was primarily comprised of, among other things, automobile repairs and insurance of $12,900, and health and life insurance of $18,200.

(3) Paid in 13,000 shares of the Company's unregistered common stock, valued at $19,500 issued on June 18, 1997, in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

(4) Other compensation for Mr. Hreljanovic in 1997 was primarily comprised of, among other things, automobile payments, including lease, maintenance and insurance of $30,600, and health and life insurance of $22,300.

(5) Other compensation for Mr. Hreljanovic in 1996 was primarily comprised of, among other things, automobile payments, including lease, maintenance, and insurance of $29,300, and health and life insurance of $27,500.

(6) Paid in 13,400 shares of the Company's unregistered common stock valued at $45,931, which were issued to Mr. Hreljanovic on July 1, 1996 (11,200 shares), and December 24, 1996 (2,200 shares), in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

Aggregate Option Exercises in Last Fiscal Year and Year-End Options

                                                                        Number of
                                                                        Securities         Value of
                                                                        Underlying        Unexercised
                                                                       Unexercised       In-the-Money
                                           Shares                       Options at        Options at
                                          Acquired                     Year-end (#)      Year-end ($)
                                             On            Value       Exercisable        Exercisable
Name and Principal Position               Exercise       Realized     Unexercisable      Unexercisable
----------------------------              --------       --------     -------------      -------------
Vlado Paul Hreljanovic                     -               -           384,880/0         $206,000/$0
Chairman of the Board and
Chief Executive Officer


     Compensation of Directors: In 1998, Mr. Horowitz, Mr. Rostolder and Mr. Feldman were issued 15,000 Shares each of the Company's unregistered common stock, valued at $5,625 each, in recognition of efforts exerted on behalf of the Company as Board Members during 1998. Mr. Horowitz and Mr. Rostolder received options to purchase 100,000 and 110,000 shares of common stock at $.48, per share, respectively, as additional compensation as a member of the Board of Directors.

     Non-employee directors are entitled to five hundred ($500.00) dollars for each meeting attended and to reimbursement for their out-of-pocket expenses in attending such meetings.

     Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 1998 was approximately $175,000. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay the entire salary in cash to Mr. Hreljanovic pursuant to his employment agreement. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept and the Board of Directors has approved the issuance of shares of the Company's common stock as payment for the unpaid salary of 1998 and 1997. The Company issued 187,636 shares of common stock to Mr. Hreljanovic in 1998 to liquidate the amount owed to him for his 1998 and 1997 salary and 57,461 shares of common stock as additional compensation for achieving certain performance benchmarks for obtaining new hospital contracts.

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

     Mr. Vazquez has an employment agreement, as amended, with PCI which expires on June 30, 1999 and provides for his employment as President of PCI with annual compensation of $135,000. Unless terminated under the agreement, the employment agreement automatically extends to June 30, 2000. In accordance with an amendment to Mr. Vazquez's employment agreement, in 1998 he received options to purchase 16,000 shares of the Company's common stock at $3.75 per share in consideration to forego receipt of 7,366 shares of common stock. Additionally, Mr. Vazquez is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 23,600 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as Mr. Vazquez achieves certain annual gross revenue thresholds, ranging from $1,000,000 to $5,000,000 during the term of his employment agreement.

 STOCK OPTION PLANS

 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan

     On December 7, 1989, a restricted stock, non-qualified and incentive stock option plan was adopted. The Company has authorized 7,500 shares of common stock to be reserved for issuance thereunder. Under the terms of this plan, restricted stock awards are authorized for employees. Additionally, non-qualified options may be granted to employees directors, consultants and others who render services to the Company. 5,392 shares of restricted stock have been issued to employees, pursuant to the plans. In addition, 5,000 options have been issued to the Chief Executive Officer under the Plan. The Company intends to increase the number of shares authorized under this Plan. Under the terms of the restricted stock awards, restricted stock may be issued to employees in consideration of
(i) cash in an amount not less than the par value thereof or such greater amount as may be determined by the Compensation Committee of the Board of Directors and
(ii) the continued employment of the employees during the restricted period, which will in no event be less than one year.

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

 1996 Stock Option Plan

     On February 12, 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 100,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. An option to purchase 16,000 shares of common stock was granted to Mr. Vazquez under the plan. No other options have been granted as of the date of this report.

 1998 Stock Option Plan

     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 5,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. No options have been granted under the Plan.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 16, 1999: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

 NAME AND                           BENEFICIAL                PERCENT OF COMMON
 ADDRESS                            OWNERSHIP                 STOCK OUTSTANDING

 Vlado Paul Hreljanovic              340,837                       14.3%
 111 Great Neck Road
 Suite 604
 Great Neck, NY 11021

 Harold A. Horowitz                   28,000                        1.2%
 111 Great Neck Road
 Suite 604
 Great Neck, NY 11021

 Peter W. Feldman                     19,650                        0.8%
 777 Yamato Road
 Suite 135
 Boca Raton, FL  33134

 Marvin Rostolder                     15,000                        0.6%
 Hoffstat Lane
 Sands Point, Port Washington 11050

 Bluffdale Corporation               525,168                       22.1%
 c/o Harris Organization
 P.O. Box 0832-0858
 Panama City, Panama

 Officers and Directors as a
  group (5 Persons)                  411,177                       17.3%

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid rent under two subleases during 1998 to companies affiliated with the Chief Executive Officer of the Company. The rents paid and terms under the subleases are the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1998, 1997, and 1996 was $77,000, $75,000 and $95,000, respectively. In prior years, the Company made advances to or received advances from one of those companies for working capital requirements. As a result, at December 31, 1998, the balances due from the affiliates were approximately $4,800 and $900, respectively. Amounts payable under those leases in 1999 and subsequent years are set forth below:

                                    1999            -   $61,962
                                    2000            -   $63,988
                                    2001 and
                                    thereafter      -   $93,027

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company, for a ten-year license period, which expires on June 5, 2003. The Company is obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 1998 and 1997, no payments were made to such company, and no revenue was recognized from such films.

     During 1998, the Company's Chief Executive Officer made loans directly to the Company, made payments to unaffiliated parties on behalf of the Company, incurred travel expenses while conducting business for the Company, and received repayments of loans and reimbursement of certain expenses during the year. With regard to loans to the Company, interest accrues at 12% per annum. The Company also made advances to its Chief Executive Officer for business expenses anticipated to be incurred by him during 1998. At December 31, 1998, the net balance due from the Chief Executive Officer for all activities above was $102,000.

     In 1998, the Company's President and Chief Executive Officer was issued 57,461 shares of Common Stock, valued at $86,191 as additional compensation for services performed in 1998, and 17,000 shares valued at $6,375 as directors' compensation. Further, the Company issued 30,000 shares valued at an aggregate of $11,250 to non-employee directors as directors' compensation.

 ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

 (a) Exhibits

 Exhibit  Description:

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

3.3  Certificate   of   Incorporation   of  Juniper   Group,   Inc.,   a  Nevada
     corporation.(2)

3.4  By-Laws of the Registrant (1)

3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1997 (2)

3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (2)

4.1  1998 Stock Option Plan (2)

10.1 Admendment to Employment Agreement between the Registrant and V. Paul Hreljanovic, dated February 11, 1998

10.3 Consulting Agreement between Juniper Medical Systems, Inc. and Jeffrey Mann dated June 6, 1998

10.4 Consulting Agreement between Registrant and Global Financial Group, Inc. dated November 24, 1998

10.5 Employment Agreement between PCI, Inc. and Richard O. Vazquez, dated June 7, 1996 (3)

10.6 Agreement between PartnerCare, Inc.and Synergy Business Services dated December 7, 1997

21.1 Subsidiaries

23.1 Consent of Independent Certified Public Accountants

27.1 Financial Data Schedule
 ____________________________

(1) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996

(2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 30, 1998

(3) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997

(b)      Reports on Form 8-K.

     The Company filed a Form 8-K on April 1, 1998, relating to the sale of 4,544,444 (prior to the fifty to one reverse stock split on May 18, 1998) shares of the Company's common stock at offering prices of between $.045 and $.32 per share in accordance with Regulation S under the Securities Act of 1933, as amended.

     The Company filed a Form 8-K on April 28, 1998, relating to the settlement of a litigation.

     The Company filed a Form 8-K on May 19, 1998, relating to the fifty to one reverse stock split of the Company's common stock.










                    BALANCE OF PAGE LEFT BLANK INTENTIONALLY

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                      Page

Report of Independent Certified Public Accountants..................  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997........  F-3

Consolidated Statements of Income
for the two years ended December 31, 1998...........................  F-4

Consolidated Statements of Cash Flows
for the two years ended December 31, 1998...........................  F-5

Consolidated Statements of Shareholders'
Equity for the two years ended December 31, 1998....................  F-6

Notes to Consolidated Financial Statements..........................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
JUNIPER GROUP, INC.


    We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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




                           /s/GOLDSTEIN & GANZ, CPA's, P.C.







Great Neck, New York
March 30, 1999

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


                                                       December      December
                   ASSETS                              31, 1998      31, 1997
                                                       ---------    -----------
Current Assets
  Cash ...........................................   $   48,925     $   30,187
  Accounts receivable - trade ....................      788,410        363,480
  Due from affiliates ............................        8,085         15,570
  Investment in NCI                                     152,879           --
  Prepaid expenses and other current assets ......      215,764        141,098
  Due from officer ...............................      101,755           --
                                                      ----------     ----------
      Total current assets .......................    1,315,818        550,335

  Film licenses ..................................    2,939,960      2,954,562
  Property and equipment net of accumulated
    depreciation of $85,554 and $127,382,
    respectively .................................      141,677         98,911
  Other assets ...................................      167,540          2,049
                                                     -----------    ----------
                                                     $4,564,995    $ 3,605,857
                                                     ===========   ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $1,023,541    $   835,427
  Notes payable - current ........................      168,725        342,571
  Due to producers - current .....................       47,178         62,086
  Due to officer .................................         -            68,662
  Due to shareholders ............................        7,000          7,000
                                                     -----------   -----------
       Total current liabilities .................    1,246,444      1,315,746

Notes payable - long term ........................      166,667         --
Due to producers - long term .....................       17,692         93,814
                                                     -----------     ---------
       Total liabilities .........................    1,430,803      1,409,560
                                                     -----------    ----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 233,900 and 235,900 shares
   issued and outstanding at December 31, 1998,
   and December 31, 1997: aggregate liquidation
   preference, $467,800 and $471,800 at December
   31, 1998 and December 31, 1997.................       23,390          23,590
  Common Stock - $.001 par value,75,000,000
   shares authorized, 3,072,204 and 759,915
   issued and outstanding at December 31, 1998
   and December 31, 1997, respectively ...........        3,072             760
  Capital contributions in excess of par:
   Attributed to preferred stock .................      208,523         210,303
   Attributed to common stock ....................    9,855,404       7,971,979
  Retained earnings (deficit) ....................   (6,956,197)     (6,010,335)
                                                     -----------    -----------
       Total shareholders' equity ................    3,134,192       2,196,297
                                                     -----------    -----------
                                                     $4,564,995     $ 3,605,857
                                                     ===========    ===========

                See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                 Year Ended December 31,
                                                  1998            1997
                                              ------------    ------------
Revenues:
     Healthcare ..........................   $  1,374,871     $  1,366,666
     Entertainment .......................         46,000           20,000
                                              ------------    ------------
                                                1,420,871        1,386,666
                                              ------------    ------------

Operating Costs:
     Healthcare ..........................        136,095          598,702
     Entertainment .......................         17,795            7,338
Selling, general and administrative expenses    1,708,874        1,902,429
Settlement expense .......................        310,828             -
                                              ------------    ------------
                                                2,173,592        2,508,469
                                              ------------    ------------
Net income (loss) before income (loss)
  from minority interest..................   $   (752,721)    $ (1,121,803)
Income (loss) from minority interest......       (193,141)           -
                                              -----------      -----------
Net income (loss) .........................      (945,862)      (1,121,803)
                                              ============     ===========
Weighted average number of shares outstanding   1,500,511          500,886
                                              ============    ============
Net income (loss) per common share .......... $      (.67)    $      (2.35)
                                              ============    ============



































                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                       1998         1997
                                                     ---------    ---------
Operating Activities
Net income (loss) ................................  $(945,862)  $(1,121,803)
Adjustments to reconcile net cash provided
  by operating activities:
 Settlement expense...............................    310,828          -
 Amortization of film licenses ...................     14,601         9,167
 Loss from minority interest .....................    193,141          -
 Depreciation expense ............................     22,239        37,668
 Gain on sale of assets                                (6,362)         -
 Payment of various expenses with equity .........    197,954       134,589
 Payment of directors' compensation with equity ..     17,625        18,000
 Payment of employees' compensation with equity ..     11,040        32,208
 Payment of officers' compensation with equity....    253,589          -
Changes in assets and liabilities:
 Accounts receivable .............................   (459,930)      431,611
 Prepaid expenses and other current assets .......      8,667       (35,103)
 Other assets ....................................       (690)        1,470
 Due to/from officers and shareholders ...........    (42,705)       91,980
 Due from affiliates .............................      7,485        43,789
 Accounts payable and accrued expenses ...........     60,403      (342,309)
                                                      ---------   ---------
 Net cash provided from (used for)
   operating activities ..........................   (357,977)     (698,733)
                                                      ---------   ---------
Investing activities:
 Purchase of equipment ............................   (96,479)      (21,841)
 Purchase of film licenses ........................      --            --
                                                      ---------   ---------
 Net cash provided from (used for) investing
   activities .....................................   (96,479)      (21,841)
                                                      ---------   ---------

Financing activities:
 Reduction in borrowings ...........................  (253,414)     (75,815)
 Proceeds from borrowings ..........................   810,000      466,730
 Payments to and on behalf of producers ............   (22,122)     (10,197)
 Proceeds from exercise of options .................      -         203,500
 Proceeds from private placements ..................   150,000      151,950
 Investment in NCI .................................  (211,270)        --
                                                      ---------   ---------
 Net cash provided from (used for)
   financing activities ............................   473,194      736,168
                                                      ---------   ---------
 Net increase (decrease ) in cash ..................    18,738       15,594
 Cash at beginning of period .......................    30,187       14,593
                                                      ---------   ---------
 Cash at end of period ............................. $  48,925   $   30,187
                                                      =========   =========


















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Preferred Stock               Common Stock
                                   ---------------------------     ----------------------------
                                                    Capital                           Capital
                                                 Contributions                    Contributions   Retained
                                   Par Value       in excess       Par Value        in excess     Earnings
                                   at $.10          of par         at $.001           of par      (Deficit)           Total

Balance, December 31, 1996         $ 23,590        $210,303        $   381          $7,178,911   $(4,888,532)      $2,524,653

Proceeds from private
  placements                             -               -              69             151,881           -            151,950
Shares issued as payment for
  various expenses                       -               -              60             134,529           -            134,589
Shares issued as compensation
  to employees                           -               -              49              32,159           -             32,208
Shares issued to members of
  the Board of Directors                 -               -              12              17,988           -             18,000
Shares issued from exercise of
  stock options                                                         62             203,438           -            203,500
Shares issued to convert debt
  to equity                                                            127             253,073           -            253,200
Net loss for the year ended
  December 31, 1997                      -               -               -                -       (1,121,803)      (1,121,803)
                                   _______         ________        _______          __________   ___________       __________
Balance, December 31, 1997          23,590          210,303            760           7,971,979    (6,010,335)       2,196,297


Proceeds from private
  placements                             -               -              91             149,909           -            150,000
Shares issued as payment for
  various expenses                       -               -             416             332,287           -            332,703
Shares issued as compensation
  to officer                             -               -             245             253,344           -            253,589
Shares issued as compensation
  to employees                           -               -              23              11,017           -             11,040
Shares issued to members of
  the Board of Directors                 -               -              47              17,578           -             17,625
Shares issued to convert debt
  to equity                                                          1,490           1,117,310           -          1,118,800
Preferred stock conversion            (200)          (1,780)           -                 1,980           -               -
Net loss for the year ended
  December 31, 1998                      -               -             -                  -         (945,862)        (945,862)
                                   _______         ________        _______          __________   ___________       __________
Balance, December 31, 1998         $23,390         $208,523        $ 3,072          $9,855,404  $ (6,956,197)      $3,134,192
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

  Supplemental Cash Flow Information

     Cash paid for interest totaled $24,985 and $12,237 in 1998 and 1997, respectively.

     During 1998, the following transactions occurred which did not require the use of cash, but instead were paid by the issuance of the Company's common stock: payments to producers amounting to $112,500; officers compensation of $253,589; directors compensation of $17,625; payment of corporate debt amounting to $1,006,300; certain corporate expenses amounting to $332,703; and employee compensation amounting to $11,040.

     During 1997, the following transactions occurred which did not require the use of cash but instead were paid by the issuance of the Company's common stock: payments to producers amounting to $98,200; director's compensation of $18,000; employee compensation of $32,208; payment of corporate debt amounting to $155,000; certain corporate expenses amounting to $134,589.

  Accounts Receivable

     The Company estimates an allowance for doubtful accounts, which allowance amounted to approximately $436,000 and $108,000 at December 31, 1998 and 1997, respectively.

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     The Company maintains distribution rights to eight films for which it has no financial obligations unless and until the rights are sold to third parties. The value of such distribution rights has not been reflected in the balance sheet. The Company was able to acquire these film rights without guaranteed minimum financial commitments as a result of its ability to place such films in various markets.

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

 Recognition of Revenue from License Agreements

     Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the Statement of Financial Accounting Standards No.53.

  Operating Costs

     Operating costs include costs directly associated with earning revenue. PCI's operating costs include salary or fees and travel expenses of the individuals performing the services, and sales commissions. Containment's revenue was associated with the settlement of a joint venture arrangement and, therefore, had no operating costs associated with it. Pictures operating costs include film amortization and producer's royalties.

  Major Customers

     In 1998 and 1997, New York Hospital accounted for 51% and 7%, respectively, of the total revenue of the Company. Throughout the year the Company performed two distinct types of services for New York Hospital and is arranging to add a third type of service in 1999 expecting to further increase its fees.

     During 1998 and 1997, the Company had revenues from The Guardian Life Insurance Company ("Guardian"), that represented 19% and 62% of total revenue, respectively. Effective December 17, 1997, the Company no longer had any contractual arrangement with the Guardian. The loss of this business was replaced with a settlement agreement between the Company and a healthcare professional with whom the Guardian is conducting similiar business. The loss of the contract with Guardian will have a material adverse effect on the operations of the Company after 1998. However, the Company is pursuing contracts with other healthcare providers and payors, which if successful, may reduce the impact of the loss of the Guardian's business, and the dependence upon New York Hospital.

  Recapitalization

     On May 18, 1998, the Board of Directors autorized a reverse stock split of the Company's common shares at the rate of one share for each fifty outstanding shares. All amounts from prior years have been restated after giving effect to this fifty to one reverse split.

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

  Reclassifications

     Certain amounts in the 1997 financial statements were reclassified to conform to the 1998 presentation.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Accounts Payable and Accrued Expenses

     At December 31, 1998 and 1997, accounts payable and accrued expenses consisted primarily of legal fees of $360,000 and $325,000, respectively, commissions of $56,000 and $51,000, respectively, payroll taxes of $342,000 and $167,000, respectively, and the cost of Sub-contractors of nothing and $40,000, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 3 - Film Licenses

     At December 31, 1998 and 1997 film licenses amounted to $2,939,959 and $2,954,562, respectively. These reflect the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses. Such amortization amounted to $319,139 and $304,536 at December 31, 1998 and 1997, respectively.

     The Company has directed predominantly all its time and efforts toward building the healthcare segment of the business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. Growth in revenues from the sale of film licenses is expected in 1999.

     Initially, the Company began promoting its film library in the domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate foreign markets, subject to the Company capital resources.

     Based upon the Company's estimates of future revenue as of December 31, 1998, approximately 25% of the amortized film licenses will be amortized during the three years ended December 31, 2001. Management expects that greater than 60% of the film licenses applicable to related television and films will be amortized by 2003.

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

NOTE 4 - Notes Payable

     The composition of Notes Payable at December 31, 1998 and 1997, were as follows:

                                                          1998             1997
                                                          ----             ----
Demand Notes bearing interest at varying rate
of up to 2% per month                                  $ 58,387        $125,000
12% Convertible Secured Promisory Notes
 maturing at June 30, 1999
 (see Note 6)                                            68,700         100,000

Settlement agreements and arbitration awards
 maturing at April 2001                                 207,236          76,800

Capital equipment loans maturing January 1999
 bearing interest at varying rates to 9.0%                1,069          40,771
                                                       --------        --------
                                                        335,392         342,571

Less current portion .........................          168,725         342,571
                                                       --------        --------
Long term portion ............................         $166,667        $   -
                                                       ========        ========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - Producer's Minimum Guarantees and Participations

     Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees, producer's participations and settlements with producers were $64,870 at December 31, 1998. During 1998, the Company reduced its obligations to producers by $135,000.

     The following schedule summarizes the maturities of the balances at December 31, 1998:

                      1999                   $ 47,178
                      2000                      4,020
                      2001                      7,929
                      2002                        870
                      2003                      4,873
                                             --------
                                             $ 64,870
                                             ========


NOTE 6 - Shareholders' Equity

     Throughout 1998, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $150,000 for 90,775 shares, and $355,450 for 130,786 shares of common stock in 1998 and 1997, respectively.

     In connection with payments to creditors for notes payable and indebtedness to producers (including for the acquisition of films), the Company issued 1,490,096 and 127,553 shares, valued at $1,118,800 and $253,200, in 1998 and
1997, respectively. In connection with payables for operating activities, the Company issued 416,241 shares, valued at $332,704, and 59,684 shares valued at $134,589 in 1998 and 1997, respectively. During the year, as compensation to its Board of Directors, the Company issued 47,000 shares of common stock, valued at $17,625, and 12,000 shares valued at $18,000 in 1998 and 1997, respectively.

     Also, in 1998 and 1997, the Company issued 23,000 shares and 49,336 shares to employees as compensation, valued at $11,040 and $32,208, respectively.

     All shares issued in 1998 and 1997, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

     Net income (loss) per common share for 1998 and 1997 has been computed by dividing net income (loss), after preferred stock dividend requirements of $56,136 in 1998 and $56,520 in 1997, by the weighted average number of common shares outstanding throughout the year of 1,500,511 and 500,886, respectively.

  Options Granted

     In January 1994, in connection with an amendment to the Employment Agreement for the President and Chief Executive Officer, the Company issued options to purchase 5,000 shares of common stock at $20.35 per share, 110% of the market value at the effective date (see Note 9). The options are for a term of five years. At December 31, 1998, none of the options had been exercised.

     On October 4, 1994, the Company engaged a consultant to assist the Company in public relations and marketing of certain products and services. In consideration for these services, the consultant received options to purchase 2,000 shares of the Company's common stock at $15.50 per share. During 1997, the option price was amended to $3.00 per share and all options were exercised.

     On February 26, 1996, the Company granted options to purchase 13,740 shares of common stock to a consultant in consideration for assistance in developing new markets in Latin America in healthcare services targeted to ethnic markets. During 1996, 8,000 options were exercised. On February 28, 1998, all remaining outstanding options expired.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - Shareholders' Equity (Continued)

     On August 1, 1997, the Company entered into a consulting agreement for promoting and marketing of PCI's products and services in the state of Connecticut. As consideration, the Company granted an option to purchase 10,000 shares of common stock at $4.75 per share. The term of the option was one year. On September 30, 1997, all 10,000 options were exercised.

     On July 21, 1997, the Company entered into an agreement to receive public relations and communication services to develop, implement and maintain a program to increase the investing community's awareness of the Company's activities. In addition to receiving a monthly fee, the Company granted an option to purchase 50,000 shares of common stock at an exercise price of $3.00 per share. The options were issued for a term through July 21, 2002. On October 1, 1997, all options were exercised.

     In accordance wth an amendment to the employment agreement of the President of PCI, the Company issued options to purchase 16,000 shares of the Company's common stock at $3.75 per share in consideration to forego receipt of 7,366 shares of common stock issuable pursuant to the terms of his original agreement. Additionally, this key employee is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 23,600 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as certain annual gross revenue thresholds are achieved during the term of his employment agreement. The exercise price of these options will be equal to the fair market value of the shares on each date such options vest.

     On December 30, 1998, the Company issued to the members of the Board of Directors and officers of the Company, options to purchase 465,000 shares of the Company's common stock for $.375 per share. The term of the options are five years. Additionally, on December 30, 1998, the Company issued options to purchase 180,000 shares of the Company's common stock to three consultants (60,000 to each) for $.48 per share for services performed for the Company. The term of the options are five years. Further, on December 30, 1998, the Company issued to the Chairman of the Board and President options to purchase 189,880 shares of the Company's common stock for $.48 per share in recognition of his success in raising funds for the Company during 1998. The term of these options are five years. At December 31, 1998, none of the options were exercised.

Convertible Preferred Stock

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

     At December 31, 1998, 233,900 shares of Convertible Preferred Stock were outstanding. Pending effectiveness of a post-effective amendment to the Company's registration statement, the outstanding Preferred Stock cannot be converted.

     On March 16, 1999, the Company made a selftender for all of the 233,900 outstanding shares of 12% Non-Voting Convertible Redeemable Preferred Stock (the "12% Preferred") for 400,489 shares of the Company's Common Stock. The election period for the holders of the 12% Preferred expires April 16, 1999. The 12% Preferred that are the subject of this tender offer constitutes all of the 12% Preferred that is issued and outstanding. The exchange will be computed as follows: each holder will be issued the number of shares that he would be entitled to upon conversion under the Company's existing Certificate of Incorporation, or an aggregate of 9,436 shares of Common Stock if all of the holders of the 12% Preferred tender all of their shares. In addition, each holder will be issued an amount of shares of Common Stock equal to the result of dividing (a) the accrued dividend on the 12% Preferred share by (b) $0.9688, the closing price for the Company's Common Stock on December 31, 1998. The 12% Preferred presently entitle the holder to convert to 0.04 shares of Common Stock, par value $.001, of the Company, and the accrued dividend, before conversion, of 12% per annum, payable, when declared by the Board of Directors, in cash or stock at the Company's option, per share of 12% Preferred. This tender is conditioned upon the tender of at least 60% of the outstanding shares of the 12% Preferred or it will be withdrawn. Shares tendered during the election period will be held in escrow until the minimum condition is reached. Any shareholders not tendering their 12% Preferred will continue to have the rights set forth in the Company's Certificate of Incorporation. The total cash value of the arrearage of unpaid dividends as of December 31, 1998 is $367,944.

Warrants

     On May 1, 1997, the Company's Class A Warrants expired. On May 1, 1998, the Company's Class B Warrants expired.

     On May 31, 1995, the Company entered into an investment banking agreement for a five year period. In consideration, the Company issued warrants to purchase 11,350 shares of the Company's common stock at an exercise price of $6.75 per share. The warrants are exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. At December 31, 1998, all warrants were outstanding. In connection with the investment banking agreement and the services provided to complete that agreement, the Company issued to a consultant, warrants to purchase 1,135 shares of the Company's common stock at an exercise price of $6.75 per share. These warrants are exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. At December 31, 1998, all warrants were outstanding.

     On November 24, 1998, the Company entered into a consulting agreement whereby the consultant will perform corporate finance, provide due diligence on mergers and acquisition candidates, and assist the Company on internal structuring and the placement of new debt and equity issues. In consideration, the Company granted warrants to purchase 300,000 shares of the Company's common stock at $.05 per share. The warrants became available 50% immediately and 50% after 90 days from the date of the agreement. The term of the warrants are three years. At December 31, 1998, none of the warrants were exercised.

Convertible Debt

     During July and August of 1997, the Company issued a series of 12% Secured Convertible Promissory Notes which, in the aggregate, amounted to $100,000 (see
Note 4). The notes are secured by the Company's Film Licenses, as well as the personal guarantee, as to payment, of the President and Chief Executive Officer. During 1998, $31,300 of the Notes were paid. At December 31, 1998 the Company has loans remaining of $68,700. The notes are convertible through June 30, 1999 into 49,964 shares of the Company's common stock (conversion price of $1.375 or 70% of the closing price of the Company's common stock, whichever is less).

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - Related Parties

     The Company paid rent under two sub-leases during 1998 and 1997, to companies affiliated with the Chief Executive Officer. The rents paid and terms under the subleases were substantially the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1998, and 1997 was approximately $77,000 and $75,000, respectively (see Note
8). In prior years, the Company made advances to or received advances from the affiliates for working capital requirements. As a result, at December 31, 1998, the balances from one affiliate was approximately $900 and the balance due from the second affiliate was approximately $4,800.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a ten year license period, which expires on June 5, 2003. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 1998 and 1997, no payments were made to the affiliate, and no revenue was recognized.

     The Company owns distribution rights to two films which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company has received no revenue relating to these films during 1998 and 1997.

     At December 31, 1997, the balance due from a company affiliated with the Chief Executive Officer was $13,805. This balance was the result of advances made, from time to time, to the affiliated company during 1991 and 1992. Based upon the affiliates inability to repay these amounts since 1992, the outstanding balance of $13,805 was written-off during 1998.

     Throughout 1998, the Company's principal shareholder and officer made loans to, and payments on behalf of the Company and received payments from the Company from time to time. The largest net balance due from the officer was $121,000. The net outstanding balance due from the officer at December 31, 1998, was $102,000.

     One of the Company's directors was a partner in a law firm engaged by the Company as general counsel in years prior to 1997. The Board member is no longer affiliated with the law firm. During 1998, as consideration for his efforts on behalf of the Company, the Board Member received 15,000 Shares, valued at $5,625. During 1998 and 1997, the law firm billed nothing in fees, and at December 31, 1998, the outstanding balance due the firm was approximately $100,000.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer (see Note 6), was issued 262,097 shares of common stock, valued at $259,964, (of which, 17,000 shares valued at $6,375 was for services as a member of the Board of Directors). Further, the Company issued 30,000 shares valued at $11,250 to other non-employee directors.

NOTE 8 - Commitments and Contingencies

  Year 2000

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

  Leases

     The Company leased its New York office facilities under a sublease. The Florida office lease expired on November 30, 1997 and was paid on a month to month basis through September 1998 when it was closed. The New York lease expires in May 2002 (see Note 7). Future minimum annual base rental commitments as of December 31, 1998 are as follows:

                1999                     $ 61,962
                2000                       63,988
                2001                       66,014
                2002                       27,013
                                         --------
                                         $218,977
                                         ========

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

  Employment Agreements

     Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 1998 was approximately $175,000. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay the entire salary in cash to Mr. Hreljanovic pursuant to his employment agreement. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept and the Board of Directors has approved the issuance of shares of the Company's common stock as payment for the unpaid salary of 1998 and 1997. The Company issued 187,636 shares of common stock to Mr. Hreljanovic in 1998 to liquidate the amount owed to him for his 1998 and 1997 salary and 57,641 shares of common stock as additional compensation for achieving certain performance benchmarks for obtaining new hospital contracts.

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

     Mr. Vazquez has an employment agreement, as amended, with PCI which expires on June 30, 1999 and provides for his employment as President of PCI with annual compensation of $135,000. Unless terminated under the agreement, the employment agreement automatically extends to June 30, 2000. In accordance with an amendment to Mr. Vazquez's employment agreement, in 1998 he received options to purchase 16,000 shares of the Company's common stock at $3.75 per share in consideration to forego receipt of 7,366 shares of common stock. Additionally, Mr. Vazquez is entitled to an annual bonus to be determined by the Board of Directors of the Company and options to purchase 23,600 shares of the Company's Common Stock under the Company's 1996 Incentive Stock Option Plan. Such options will vest as Mr. Vazquez achieves certain annual gross revenue thresholds, ranging from $1,000,000 to $5,000,000 during the term of his employment agreement.

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - Commitments and Contingencies (Continued)

Litigation

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, its CEO and an affiliate of the CEO in the United States District Court for the Eastern District of New York seeking damages in the amount of $464,470.50, plus interest alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. It is alleged that the Company was formed in 1989 as a successor to Releasing and that the Company and others transferred assets out of Releasing to avoid the payment of Releasing's creditors. This matter was settled in April 1998 for a payment of $310,000 which is paid out over four years ending April 20, 2001. The payment is secured by 93,320 shares of the Company's common stock.

Going Concern

As shown in the accompanying financial statements, the Company's:

*    Revenue increased  slightly to $1,421,000 in 1998, from $1,387,000 in 1997;
*    Net loss was  ($946,000)  in 1998,  and  ($1,122,000)  in 1997;
* Working capital was $69,000 at December 31, 1998 and was a negative ($765,000) at December 31, 1997.

     Additionally, the Company has, over the past several years, worked closely with a healthcare professional to bring the Company both health insurance company group plan customers, as well as, professional healthcare providers and networks. The healthcare professional has assisted in arranging the relationships between the Company, the Guardian, and the network of providers previously under contract with the Company. Effective December 17, 1997, the Company no longer has any contractual arrangement with the healthcare provider or the Guardian. The loss of this business was temporarily replaced with a settlement agreement during 1998 between the Company and a healthcare professional with whom the Guardian is conducting similar business. The loss of the contract with the Guardian will have a material adverse effect on the operations of the Company after 1998.

     The fact that the Company continued to sustain losses in 1998; has minimal working capital at December 31, 1998; still requires additional sources of outside cash to sustain operations, and has lost a material contract, continues to create uncertainty about the Company's ability to continue as a going concern.

     Management of the Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 1999 through public or private sales of securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - Incentive Compensation Plans

1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan

     On December 7, 1989, a restricted stock, non-qualified and incentive stock option plan was adopted. The Company has authorized 7,500 shares of common stock to be reserved for issuance thereunder. Under the terms of this plan, restricted stock awards are authorized for employees. Additionally, non-qualified options may be granted to employees, directors, consultants and others who render services to the Company. Under the terms of the restricted stock awards, restricted stock may be issued to employees in consideration of
(i) cash in an amount not less than the par value thereof or such greater amount as may be determined by the Compensation Committee of the Board of Directors and
(ii) the continued employment of the employees during the restricted period. The Compensation Committee sets the terms of the restricted period, which will in no event be less than one year. Pursuant to the plan, during 1995, 5,000 options were issued to the President (see Note 6).

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - Incentive Compensation Plans (Continued)

     During 1998, the Board of Directors authorized the issuance of 23,000 shares of restricted common stock, under the incentive compensation plans to employees. These shares were valued at $11,040 (see Note 6).

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

1996 Stock Option Plan

     On February 12 , 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan, which allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company, authorizes the grant of 100,000 shares of common stock. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value.

1998 Stock Option Plan

     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 5,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. No options have been granted under the Plan.

Statement of Financial Accounting Standards No. 123

     At December 31, 1998, the Company had one stock-based compensation plan, which is described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation costs for these options been determined, based on the fair market value at the grant dates consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                       1998         1997
                                                       ----         ----
Net income (loss) ................  As reported    $  (945,862)     $(1,121,803)
                                    Pro forma      $(1,285,075)     $(1,456,507)

Net income (loss) per common share  As reported    $     (0.67)    $      (0.05)
                                    Pro forma      $     (0.89)    $      (0.06)

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 10 - Income Taxes

     For the years ended December 31, 1998 and 1997, no provision was made for Federal and state income taxes due to the losses incured during these periods. As a result of losses incurred through December 31, 1998, the Company has net operating loss carryforwards of approximately $5,685,000. These carryforwards expire as follows:


                         2006           $  490,000
                         2007            1,451,000
                         2008              165,000
                         2009              717,000
                         2010              231,000
                         2011              568,000
                         2012            1,107,000
                         2013              956,000
                                         ---------
                                        $5,685,000
                                        ==========


     In accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $2,331,000, at December 31, 1998. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $2,331,000. Deferred tax assets at December 31, 1998 primarily reflect the tax effect of net operating loss carryforwards.

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

       Financial information by business segment is as follows:

                                1998           1997
                                ----           ----
Revenue:
      Healthcare ........   $ 1,374,871    $ 1,366,666
      Entertainment .....        46,000         20,000
                            -----------    -----------
                            $ 1,420,871   $  1,386,666
                            ===========    ===========

 Operating Income (Loss):
      Healthcare ........   $    99,998   $   (246,006)
      Entertainment......       (93,930)       (90,790)
      Corporate .........      (951,930)      (785,007)
                            -----------    -----------
                            $  (945,862)   $(1,121,803)
                            ===========    ===========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - Business Segment Information (Continued)

                               1998          1997
                               ----          ----
Identifiable Assets:
     Healthcare .........   $  674,416   $  315,038
     Entertainment ......    3,130,078    3,157,157
     Corporate ..........      760,501      133,660
                            ----------   ----------
                            $4,564,995   $3,605,855
                            ==========   ==========

    Depreciation:
     Healthcare .........   $   16,036   $    7,383
     Corporate ..........        6,203       30,284
                            ----------   ----------
                            $   22,239   $   37,667
                            ==========   ==========

    Capital Expenditures:
     Healthcare .........   $   96,479   $    4,145
     Corporate ..........         -          17,696
                            ----------   ----------
                            $   96,479   $   21,841
                            ==========   ==========

NOTE 12 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 1998 and 1997:

1998                                     First         Second          Third         Fourth

Revenue ..........................   $   208,435    $   294,144    $   493,342    $   424,950
Gross profit .....................       186,661        257,167        431,912        391,242
                                         -------        -------        -------        -------

Net income (loss) ................   $  (233,603)   $  (484,459)   $   (31,768)   $  (196,032)
                                         =======       ========       ========       ========
Net income (loss) per common share   $      (.26)   $      (.47)   $      (.03)   $      (.09)
                                            ====           ====           ====           ====

1997
Revenue ..........................   $   496,089    $   302,493    $   311,654    $   276,430
Gross profit .....................       319,124        178,379        138,464        144,659
                                         -------        -------        -------        -------
Net income (loss) ................   $   (99,180)   $  (265,497)   $  (372,726)   $  (384,401)
                                         =======         ======        =======       ========

Net income (loss) per common share   $     (0.30)   $     (0.65)   $     (0.78)   $     (0.58)
                                           =====          =====          =====          =====

NOTE 13 - Subsequent Events

     From January 1, 1999 to March 16, 1999, the Company sold $100,000 of convertible debentures which were converted to 133,333 shares of the Company's common stock.

     On March 16, 1999, the Company made a selftender for all of the 233,900 oustanding shares of the Company's 12% Non-voting Convertible Redeemable Preferred Stock (see Note 6).

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: March 31, 1999                        JUNIPER GROUP, INC.



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


Signatures                             Titles                       Date


By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
   --------------------------      President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)       March 31, 1999


By: /s/ Harold A. Horowitz          Director                    March 31, 1999
   -----------------------
   Harold A. Horowitz


By:/s/Peter W. Feldman              Director                    March 31, 1999
   -------------------
   Peter W. Feldman

                                EXHIBIT INDEX



Exhibit                            Description

10.1 Admendment to Employment Agreement between the Registrant and V. Paul Hreljanovic, dated February 11, 1998.

10.3 Consulting Agreement between Juniper Medical Systems, Inc. and Jeffrey Mann dated June 6, 1998.

10.4 Consulting Agreement between Registrant and Global Financial Group, Inc. dated November 24, 1998.

10.5 Employment Agreement between PCI, Inc. and Richard O. Vazquez, dated June 7, 1996 (3)

10.6 Agreement between PartnerCare, Inc.and Synergy Business Services dated December 7, 1997

21.1  Susidiaries

23.1  Consent of Independent Certified Public Accountants

27.1  Financial Data Schedule