Form 10QSB
period 1999-03-31
JUNIPER GROUP INC
filed 1999-05-17
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended March 31, 1999
                             ---------------------------------------------

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




     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, May 14, 1999, was 3,197,720 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                        March        December
        Assets                                         31, 1999      31, 1998
                                                     -----------    -----------
Current Assets
  Cash ...........................................   $     6,769    $    48,925
  Accounts receivable - trade ....................       705,942        788,410
  Due from affiliates ............................         7,305         8,085
  Investment in Nuclear Cardiac Imaging ..........       228,296        152,879
  Prepaid expenses and other current assets ......       217,704        215,764
  Due from officer ...............................       124,194        101,755
                                                     -----------    -----------
      Total current assets .......................     1,290,210      1,315,818
  Film licenses ..................................     2,939,960      2,939,960
  Property and equipment net of accumulated
    depreciation of $92,564 and $85,554
    respectively .................................       137,053        141,677
  Other assets ...................................       166,935        167,540
                                                     -----------    -----------
                                                     $ 4,534,158    $ 4,564,995
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $ 1,086,660   $  1,023,541

  Notes payable - current ........................       146,407        168,725
  Due to producers - current .....................        15,780         47,178
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,255,847      1,246,444
Notes payable - long term                                166,667        166,667
Due to producers - long term .....................        11,094         17,692
                                                     -----------    -----------
       Total liabilities .........................     1,433,608      1,430,803
                                                     -----------    -----------

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 233,900 shares issued
   and outstanding at March 31, 1999, and
   December 31, 1998: aggregate liquidation
   preference, $467,800 at March 31, 1999
   and December 31, 1998 .........................        23,390         23,390
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 3,525,293 and 3,072,204
   issued and outstanding at March 31, 1999
   and December 31, 1998 respectively  ...........         3,525          3,072
  Capital contributions in excess of par:
   Attributed to preferred stock .................       208,523        208,523
   Attributed to common stock ....................    10,092,004      9,855,404
  Retained earnings (deficit) ....................    (7,226,892)    (6,956,197)
                                                     -----------    -----------
   Total shareholders' equity ....................     3,100,550      3,134,192
                                                     -----------    -----------
                                                     $ 4,534,158    $ 4,564,995
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   March 31,         March 31,
                                                     1999              1998
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    153,929       $    208,435
     Entertainment ...........................          --                 -
                                                ------------       ------------
                                                     153,929            208,435
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        31,886             21,775
     Entertainment ...........................         -                   -
Selling, general and administrative expenses .       324,307            420,263
                                                ------------       ------------
                                                     356,193            442,038
                                                ------------       ------------

Net income (loss) before income (loss)from
 minority interest...........................       (202,264)          (233,603)

Income (loss) from minority interest.........        (68,431)              -
                                                ------------       ------------
Net income (loss)............................   $   (270,695)      $   (233,603)
Weighted average number of shares outstanding      3,368,323            947,733
                                                ============       ============

Net income (loss) per common share...........   $      (0.08)      $      (0.26)
                                                ============       ============



























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                   March 31,         March 31,
                                                     1999              1998
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $ (270,695)          $(233,603)
Adjustments to reconcile net cash provided
  by operating activities:
 Amortization expense.........................
 Depreciation expense ........................        7,010              10,211
 Gain on disposition of assets ...............        --                 (6,362)
 Expense from minority interest...............       68,431                  --
 Payment of officer's compensation with equity       34,563             209,724
 Payment of various liabilities with equity ..       38,627               3,950
 Payment of employees compensation with equity       19,000                --
Changes in assets and liabilities:
 Accounts receivable .........................       82,468             (39,693)
 Prepaid expenses and other current assets ...       (1,940)             (7,916)
 Other assets ................................          605                --
 Due to/from officers ........................      (22,439)           (189,662)
 Due from affiliates .........................          780               4,104
 Accounts payable and accrued expenses .......       63,119             (38,470)
                                                 ----------           ---------
 Net cash provided from (used for)
   operating activities ......................       19,529            (287,717)
                                                 ----------           ---------

Investing activities:
 Sale (purchase) of equipment ................       (2,386)             (5,250)
                                                  ---------           ---------

Financing activities:
 Investment in Nuclear Cardiac Imaging........     (125,686)               --
 Reduction in borrowings .....................      (22,317)            (90,794)
 Proceeds from borrowings ....................      100,000             400,000
 Payments to and on behalf of producers ......      (11,296)             (6,408)
 Proceeds from private placements ............         --               145,894
                                                 ----------           ---------
 Net cash provided from (used for)
   financing activities ......................      (59,299)            448,692
                                                 ----------           ---------
 Net increase (decrease in cash) .............      (42,156)            155,725
 Cash at beginning of period .................       48,925              30,187
                                                 ----------           ---------
 Cash at end of period .......................   $    6,769           $ 185,912
                                                 ==========           =========


Supplemental cash flow information:
  Interest paid ..............................   $    5,830           $   6,340
                                                 ----------           ---------










                 See Notes to Consolidated Financial Statements

                              JUNIPER GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - Basis of Presentation:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1998 included in the Company's Form 10-KSB filed with SEC.

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

OVERVIEW
--------

     Juniper Group, Inc. (the "Company")is a Nevada Corporation. Its principal businesses are composed of two segments, healthcare and entertainment: (i) the healthcare operations are conducted through two subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company: (a) PartnerCare, Inc. ("PCI"), a managed care revenue enhancement company providing various types of services such as: Accounts Receivable Management, Regulatory reimbursement compliance, charge-off reviews, revenue collections, hospital and physician accounts receivable financing and other related business office outsourcing services to newly evolved integrated hospital and physician markets; and (b) Juniper Healthcare Containment Systems, Inc. ("Containment"), which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.; and (ii) the entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. The Company's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

RESULTS OF OPERATIONS
---------------------

Three  Months  Ended  March 31, 1999 vs Three  Months  Ended March 31, 1998
---------------------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $154,000 in the first quarter of 1999 from $208,000 in the first quarter of 1998, representing a 26% decrease. The decrease in revenue during the first quarter of 1999 was predominately attributed to Containment, which had no revenue in 1999, compared to approximately $108,000 in the first quarter of 1998. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company ("The Guardian"). The loss of this business was temporarily replaced with a settlement agreement which generated revenue with no corresponding expense throughout 1998. Since revenue from the Guardian's business diminished largely to the increase in managed care penetration in the North East U.S. region, the business with The Guardian decreased and the relationship with the Joint Venture terminated. PCI's revenue increased to $154,000 in 1998, from $100,000 in 1998. This was the result of an increase in market penetration and a wider array of managed care clients.

     The entertainment segment recognized no revenue in the first quarter of 1999, or the first quarter of 1998. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1999. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

     Healthcare operating costs increased to $32,000 in the first quarter of 1999 from $22,000 in the first quarter of 1998, a 45% increase. As a percentage of revenue, operating costs of the healthcare operations increased to 21% in the first quarter of 1999 from 11% in the first quarter of 1998. The increase is due to the fact that Containment reflected no revenue in 1999, while it reflected revenue in 1998 with no related operating costs.

     Selling, general and administrative expenses decreased to $324,000 in the first quarter of 1999 from $420,000 in the first quarter of 1998, a 23% decrease. This decrease is primarily due to decreases in salaries of $66,000, bad debt expenses of $42,000 and public relations expenses of $31,000, offset by increases in legal expenses of $40,000. The decrease in salaries (as well as other overhead expenses to a lesser extent), was attributable to the allocation of cerain expenses to NCI during its start up and organizational period. Such allocations are charged to NCI as part the Company's investment in that entity. The Company reflects its proportionate share of these expenses in the income statement as losses from minority interests. The decrease in bad debt expense was due to a change in 1998 to a more conservative evaluation than in previous periods of the Company's accounts receivable. This conservative evaluation has continued in 1999 causing the Company to record a greater allowance for certain types of accounts receivable related to its heathcare business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at March 31, 1999 was $34,000, compared to working capital of $69,000 at December 31, 1998. The ratio of current assets to current liabilities was 1.03:1 at March 31, 1999 and 1.06:1 at December 31, 1998. Cash flow provided from operations during the first quarter of 1999 was $20,000, compared to cash flow used for operations during the first quarter of 1998, of $288,000.

     Accounts receivable - trade decreased to $706,000 at March 31, 1999 from $788,000 at December 31, 1998.

     Accounts payable increased to $1,087,000 at March 31, 1999 from $1,024,000 at December 31, 1998.

     Although the Company plans to continue to expand its healthcare business to the extent that resources are available, the Company has no firm material commitments for capital expenditures in other areas of its business and has no plans to acquire additional films.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 1999. The Company will require additional financing. There can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     The Company currently does not have any bank lines of credit.

PART II:   OTHER INFORMATION

Item  2.  Changes  in  Securities
          -----------------------

(a) The information disclosed in Item 4 below is incorporated herein by reference.

(b)  N/A

(c) Shares of Common Stock, $0.001 par value, sold in the first quarter of 1999 were as follows:


       Date              Purchaser          No. of Shares             Consideration                   Exemption
-------------------- ------------------ ------------------- --------------------------------------    ---------
     3/31/99           Officers              142,835        The President and CEO of the Company
                                                            accepted common stock in lieu of accrued
                                                            salary and other amounts owed to him in
                                                            the amount of $53,563.                       4(2)

     3/31/99           Vendors               126,254        Vendors accepted common stock in lieu of     4(2)
                                                            unpaid fees in the amount of $64,489.

     3/31/99           Employees              50,667        An employee accepted common stock in lieu    4(2)
                                                            of accrued salary in the amount of $19,000.

     3/31/99           Debentures            133,333        A debenture for $100,000 was converted to    4(2)
                                                            common stock

_______________________

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998 and the payment due on March 1, 1999 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends at March 31, 1999, was $378,918.

     During the first quarter of 1999, the Company made an offer to holders of Preferred Stock to tender their shares. The offer provided for 1.65 shares of common stock in exchange for each share of preferred stock tendered.
Accordingly, the rights to the unpaid dividends of the holders of preferred stock will be eliminated. On May 10, 1999, the offer was terminated and approximately 191,153 of the 233,900 shares were tendered. Accordingly, 42,747 shares of Preferred Stock remain outstanding. The arrearage of unpaid dividends for these shares is $69,250 at March 31, 1999.

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



Date: May 17, 1999



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