Form 10QSB
period 1999-06-30
JUNIPER GROUP INC
filed 1999-08-13
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended June 30, 1999
                             ---------------------------------------------

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, August 11, 1999, was 5,104,430 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                        June          December
       Assets                                        30, 1999        31, 1998
                                                    -----------    -----------
Current Assets
  Cash ...........................................   $    3,928     $    48,925
  Accounts receivable - trade ....................      728,418         788,410
  Due from affiliates ............................        8,594           8,085
  Investment in NCI ..............................         -            152,879
  Prepaid expenses and other current assets ......      191,487         215,764
  Due from officer ...............................      142,765         101,755
                                                     -----------    -----------
      Total current assets .......................    1,075,192       1,315,818
  Film licenses ..................................    2,939,960       2,939,960
  Property and equipment net of accumulated
    depreciation of $99,692 and $85,554
    respectively .................................      129,925         141,677
  Goodwill .......................................      409,886            -
  Other assets ...................................      180,867         167,540
                                                     -----------    -----------
                                                     $4,735,830     $ 4,564,995
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $1,204,224     $ 1,023,541
  Notes payable - current ........................       79,553         168,725
  Due to producers - current .....................        1,984          47,178
  Due to shareholders ............................        7,000           7,000
                                                     -----------    -----------
       Total current liabilities .................    1,292,761       1,246,444
Due to producers - long term .....................        5,194          17,692
Notes payable - long term ........................      166,667         166,667
                                                     ----------     -----------
       Total liabilities .........................    1,464,622       1,430,803

Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 42,747 and 233,900 shares
   issued and outstanding at June 30, 1999,
   and December 31, 1998, respectively: aggregate
   liquidation preference, $85,494 and $467,800
   at June 30, 1999 and December 31, 1998,
   respectively...................................        4,275          23,390
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 4,975,964 and 3,072,204
   issued and outstanding at June 30, 1999
   and December 31, 1998, respectively  ...........       4,976           3,072
  Capital contributions in excess of par:
   Attributed to preferred stock .................       38,109         208,523
   Attributed to common stock ....................   10,737,115       9,855,404
  Retained earnings (deficit) ....................   (7,513,267)     (6,956,197)
                                                     -----------    -----------
   Total shareholders' equity ....................    3,271,208       3,134,192
                                                     -----------    -----------
                                                     $4,735,830     $ 4,564,995
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   June 30,           June 30,
                                                     1999              1998
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $   141,097        $    284,144
     Entertainment ...........................        --                 10,000
                                                ------------       ------------
                                                    141,097             294,144
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................       29,189              34,683
     Entertainment ...........................        4,650               2,293
Selling, general and administrative expenses .      362,516             474,391
Settlement Expense............................         -                267,236
                                                ------------       ------------
                                                    396,355             778,603
                                                ------------       ------------

Net income (loss)before income (loss)from
  minority interest...........................     (255,258)          (484,459)

Income (loss) from minority interest .........      (31,117)              -
                                                -----------        ------------
Net invome (loss).............................  $  (286,375)       $  (484,459)
Weighted average number of shares outstanding     4,060,460          1,052,235
                                                ============       ============
Net income (loss) per common share              $     (0.07)      $      (0.46)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                        Six Months Ended
                                                   June 30,           June 30,
                                                     1999              1998
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    295,026       $    492,579
     Entertainment ...........................         --                10,000
                                                ------------       ------------
                                                     295,026            502,579
Operating Costs:
     Healthcare ..............................        61,075             56,458
     Entertainment ...........................         4,650              2,293
Selling, general and administrative expenses .       686,823            894,654
Settlement Expense............................         --               267,236
                                                 ------------       -----------
                                                     752,548          1,220,641
                                                 ------------       -----------

Net income (loss) before income (loss)from
 minority interest ...........................      (457,522)          (718,062)

Income (loss) from minority interest .........       (99,548)              -
                                                ------------       ------------
Net income (loss) ............................  $   (557,070)      $   (718,062)
Weighted average number of shares outstanding      3,716,304          1,000,273
                                                ============       ============
Net income (loss) per common share              $      (0.15)      $      (0.72)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                    June 30,         June 30,
                                                     1999              1998
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $   (557,070)     $   (718,062)
 Adjustments to reconcile net cash provided
  by operating activities:
 Settlement expense ..........................           -              267,236
 Depreciation expense ........................         14,138             5,955
 Gain on disposition of assets ...............           -               (6,362)
 Loss from minority interest..................         99,548              -
 Payment of officer's compensation with equity         64,189           209,724
 Payment of various liabilities with equity ..         57,551           112,275
 Payment of directors compenation with equity.           -               35,250
 Payment of employees compensation with equity         20,384              -
Changes in assets and liabilities:
 Accounts receivable .........................         59,992           (87,026)
 Prepaid expenses and other current assets ...         (1,440)           (2,264)
 Other assets ................................        (13,327)           (1,605)
 Due to/from officers ........................        (41,010)         (164,557)
 Due from affiliates .........................           (509)            5,309
 Accounts payable and accrued expenses .......        180,683           (17,591)
                                                 ------------         ---------
 Net cash provided from (used for)                   (116,871)         (361,718)
   operating activities ......................   ------------         ---------

Investing activities:
 Sale (purchase) of equipment ................         (2,386)           (5,250)
                                                 ------------         ---------
Financing activities:
 Investment in Nuclear Cardiac Imaging........       (170,893)            --
 Reduction in borrowings .....................       (103,455)         (187,800)
 Proceeds from borrowings ....................        358,700           450,000
 Payments to and on behalf of producers ......        (25,092)          (53,818)
 Proceeds from private placements ............         15,000           150,000
                                                 ------------         ---------
 Net cash provided from (used for)
   financing activities ......................         74,260           358,382
                                                 ------------         ---------
 Net increase (decrease in cash) .............        (44,997)           (8,586)
 Cash at beginning of period .................         48,925            30,187
                                                 ------------         ---------
 Cash at end of period .......................   $      3,928         $  21,601
                                                 ============         =========

Supplemental cash flow information:
  Interest paid ..............................   $     10,358         $  14,196
                                                 ------------         ---------









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

RESULTS OF OPERATIONS
---------------------

Three  Months  Ended  June 30, 1999 vs Three  Months  Ended June 30, 1998
---------------------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $141,000 in the second quarter of 1999 from $284,000 in the second quarter of 1998, representing a 50% decrease. The decrease in revenue during the second quarter of 1999 was predominately attributed to Containment, which had no revenue in 1999, compared to approximately $53,000 in the second quarter of 1998. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company ("The Guardian"). The loss of this business was temporarily replaced with a settlement agreement which generated revenue with no corresponding expense throughout 1998. Since revenue from the Guardian's business diminished largely due to the increase in managed care penetration in the North East U.S. region, the business with The Guardian decreased and the relationship with the Joint Venture terminated. PCI's revenue decreased to $141,000 in 1999, from $231,000 in 1998. This was the result of winding down certain projects at New York Hospital. The revenue from this work began its decline during the first quarter of 1999 and was expected to be replaced with projects at two new hospitals. These two new projects commenced late in the second quarter and will begin generating revenue during the third quarter.

     The entertainment segment recognized no revenue in the second quarter of 1999, and $10,000 in the second quarter of 1998. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1999. However, the Company has begun looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $29,000 in the second quarter of 1999 from $35,000 in the second quarter of 1998, a 17% decrease. As a percentage of revenue, operating costs of the healthcare operations increased to 21% in the second quarter of 1999 from 12% in the second quarter of 1998. The increase is due to the fact that Containment reflected no revenue in 1999, while it reflected revenue in 1998 with no related operating costs.

     Selling, general and administrative expenses decreased to $363,000 in the second quarter of 1999 from $474,000 in the second quarter of 1998, a 23% decrease. This decrease is primarily due to decreases in salaries of $23,000, directors compensation of $35,000, bad debt expenses of $9,000 and interest expenses of $15,000, offset by increases in legal expenses of $35,000. The decrease in salaries (as well as other overhead expenses to a lesser extent), was attributable to the allocation of certain expenses to NCI during its start up and organizational period. Such allocations are charged to NCI as part the Company's investment in that entity. The Company reflects its proportionate share of these expenses in the income statement as losses from minority interests. On May 20, 1999, the Company purchased 51% of NCI at which point it became a wholly owned and consolidated subsidiary. The decrease in bad debt expense was due to a change in 1998 to a more conservative evaluation than in previous periods of the Company's accounts receivable. This conservative evaluation has continued in 1999 causing the Company to record a greater allowance for certain types of accounts receivable related to its healthcare business. The increase in legal expense is primarily attributed to the Company's efforts for growth including potential new business acquisitions.

Six  Months  Ended  June  30,  1999  vs Six  Months  Ended  June  30,  1998
---------------------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $295,000 through the second quarter of 1999 from $493,000 through the second quarter of 1998, representing a 40% decrease. The decrease in revenue through the second quarter of 1999 was predominately attributed to Containment, which had no revenue in 1999, compared to approximately $162,000 through the second quarter of 1998. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company. The loss of this business was temporarily replaced with a settlement agreement which generated revenue with no corresponding expense throughout 1998. Since revenue from the Guardian's business diminished largely to the increase in managed care penetration in the North East U.S. region, the business with Guardian decreased and the relationship with the Joint Venture terminated. PCI's revenue decreased to $295,000 in 1999, from $331,000 in 1998. This was the result of winding down certain projects at New York Hospital. The revenue from this work began its decline during the first quarter of 1999 and was expected to be replaced with projects at two new hospitals. These two new projects commenced late in the second quarter and will begin generating revenue during the third quarter.

The entertainment segment recognized no revenue through the second quarter of 1999, and $10,000 through the second quarter of 1998. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1999. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

Healthcare operating costs increased to $61,000 through the second quarter of 1999 from $56,000 in the second quarter of 1998, a 9% increase. As a percentage of revenue, operating costs of the healthcare operations increased to 21% through the second quarter of 1999 from 11% through the second quarter of 1998. The increase is due to the fact that Containment registered no revenue in 1999, while it reflected revenue in 1998 with no related operating costs.

     Selling, general and administrative expenses decreased to $687,000 through the second quarter of 1999 from $895,000 through the second quarter of 1998, a 23% decrease. This decrease is primarily due to decreases in salaries of $89,000, bad debt expenses of $50,000, directors compensation of $35,000 and public relations expenses of $31,000, offset by increases in legal expenses of $75,000. The decrease in salaries (as well as other overhead expenses to a lesser extent), was attributable to the allocation of cerain expenses to NCI during its start up and organizational period. Such allocations are charged to NCI as part the Company's investment in that entity. The Company reflects its proportionate share of these expenses in the income statement as losses from minority interests. On May 20, 1999, the Company purchased 51% of NCI at which point it became a wholly owned and consolidated subsidiary. The decrease in bad debt expense was due to a change in 1998 to a more conservative evaluation than in previous periods of the Company's accounts receivable. This conservative evaluation has continued in 1999 causing the Company to record a greater allowance for certain types of accounts receivable related to its heathcare business. The increase in legal expense is primarily attributed to the Company's efforts for growth including potential new business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at June 30, 1999 was ($218,000), compared to working capital of $69,000 at December 31, 1998. The ratio of current assets to current liabilities was .83:1 at June 30, 1999 and 1.06:1 at December 31, 1998. Cash flow used for operations during the second quarter of 1999 was $117,000, compared to cash flow used for operations during the second quarter of 1998, of $362,000.

     Accounts receivable - trade decreased to $728,000 at June 30, 1999 from $788,000 at December 31, 1998.

     Accounts payable was $1,204,000 at June 30, 1999 and $1,024,000 at December 31, 1998.

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

(b)  N/A

(c) Shares of Common Stock, $0.001 par value, sold through the second quarter of 1999 were as follows:


       Date              Purchaser          No. of Shares             Consideration                   Exemption
-------------------- ------------------ ------------------- --------------------------------------    ---------

     5/10/99           Owners of Preferred
                            Stock            315,403       Shares of Preferred Stock                    3a(9)

     5/20/99           Cordelle Investments  250,000       Purchase of 51% of Nuclear Cardiac Imaging    4(2)
                            Ltd.

     5/26/99           Warrant Holders       300,000       Conversion of Warrants                        4(2)

     6/30/99           Officers              238,315        The President and CEO of the Company
                                                            accepted common stock in lieu of accrued
                                                            salary and other amounts owed to him in
                                                            the amount of $93,488.                       4(2)

     6/30/99           Vendors               167,734        Vendors accepted common stock in lieu of     4(2)
                                                            unpaid fees in the amount of $90,261.

     6/30/99           Employees              52,885        An employee accepted common stock in lieu    4(2)
                                                            of accrued salary in the amount of $20,384.

     6/30/99           Debentures            579,423       A debenture for $318,700 was converted to     4(2)
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

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends at June 30, 1999, was $71,815.

     During the second quarter of 1999, the Company made an offer to holders of Preferred Stock to tender their shares. The offer provided for 1.65 shares of common stock in exchange for each share of preferred stock tendered.
Accordingly, the rights to the unpaid dividends of the holders of preferred stock will be eliminated. On May 10, 1999, the offer was completed and approximately 191,153 of the 233,900 shares were tendered for 315,403 shares of the Company's common stock. Accordingly, 42,747 shares of Preferred Stock remain outstanding.

Item 5.   Other Information
          -----------------

(a) Through May 20, 1999, the Company held a 49% interest in Nuclear Cardiac Imaging, Inc. On May 20, 1999, the Company issued 250,000 shares of its common stock to acquire the outstanding interest of 51%.

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