Form 10QSB
period 1999-09-30
JUNIPER GROUP INC
filed 1999-11-15
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended September 30, 1999
                             ---------------------------------------------

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, November 11,1999, was 5,492,206 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                     September       December
       Assets                                         30, 1999       31, 1998
                                                    -----------    -----------
Current Assets
  Cash ...........................................   $     3,182    $    48,925
  Accounts receivable - trade ....................       823,974        788,410
  Due from affiliates ............................         8,635          8,085
  Investment in NCI...............................          -           152,879
  Due from officer ...............................        78,791        101,755
  Prepaid expenses and other current assets ......       229,205        215,764
                                                     -----------    -----------
      Total current assets .......................     1,143,787      1,315,818
  Film licenses ..................................     2,939,960      2,939,960
  Property and equipment net of accumulated
    depreciation of $106,352 and $127,382
    respectively .................................       127,463        141,677
  Goodwill .......................................       609,885           -
  Other assets ...................................       120,390        167,540
                                                     -----------    -----------
                                                     $ 4,941,485    $ 4,564,995
                                                     ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $ 1,014,965    $ 1,023,541
  Notes payable - current ........................        71,276        168,725
  Due to producers - current .....................          -            47,178
  Due to shareholders ............................         7,000          7,000
                                                     -----------    -----------
       Total current liabilities .................     1,093,241      1,246,444
  Notes payable - long term ......................       411,283        166,667
  Due to producers - long term ...................        11,637         17,692
                                                     -----------    -----------
       Total liabilities .........................     1,516,161      1,430,803
                                                     -----------    -----------
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 42,747 and 235,900 shares
   issued and outstanding at September 30, 1999,
   and December 31, 1998: aggregate liquidation
   preference, $85,494 and $471,800 at September
   30, 1999 and December 31, 1998, respectively...         4,275         23,390
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 6,167,696 and 3,072,204
   issued and outstanding at September 30, 1999
   and December 31, 1998, respectively ...........         6,168          3,072
  Capital contributions in excess of par:
   Attributed to preferred stock .................        38,109        208,523
   Attributed to common stock ....................    11,194,825      9,855,404
  Retained earnings (deficit) ....................    (7,818,053)    (6,956,197)
                                                     -----------    -----------
   Total shareholders' equity ....................     3,425,324      3,134,192
                                                     -----------    -----------
                                                     $ 4,941,485    $ 4,564,995
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                September 30,      September 30,
                                                     1999              1998
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    276,181       $    457,342
     Entertainment ...........................        12,000             36,000
                                                ------------       ------------
                                                     288,181            493,342
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        29,149             45,759
     Entertainment ...........................          -                15,670
Selling, general and administrative expenses .       563,817            432,403
                                                ------------       ------------
                                                     592,966            493,832
                                                ------------       ------------

Net income (loss) before income (expense)
  from minority interest......................      (304,785)              (490)
Income (expense) from minority interest.......          -               (31,277)
                                               -------------       ------------
Net income (loss) ............................  $   (304,785)           (31,767)
                                                ============       ============
Weighted average number of shares outstanding      5,574,522          1,812,035
                                                ============       ============
Net income (loss) per common share              $      (0.06)      $      (0.02)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                        Nine Months Ended
                                                September 30,      September 30,
                                                     1999              1998
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    571,207       $    949,921
     Entertainment ...........................        12,000             46,000
                                                ------------       ------------
                                                     583,207            995,921
Operating Costs:
     Healthcare ..............................        90,224            102,217
     Entertainment ...........................         4,470             17,963
Selling, general and administrative expenses .     1,250,820          1,327,057
Settlement Expense............................          -               267,236
                                                 ------------       ------------
                                                   1,345,514          1,714,473

Net income (loss) before income (expense)
  from minority interest......................      (762,307)          (718,552)
Income (expense) from minority interest.......       (99,548)           (31,277)
                                               -------------       ------------
Net income (loss) ............................  $   (861,855)       $  (749,829)
                                                ============       ============
Weighted average number of shares outstanding.     4,342,516          1,273,834
                                                ============       ============
Net income (loss) per common share............  $      (0.20)      $      (0.59)
                                                ============       ============






























                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     1999              1998
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $   (861,855)     $   (749,829)
 Adjustments to reconcile net cash provided
  by operating activities:
 Amortization expense.........................           -               14,770
 Depreciation expense ........................         20,798             8,377
 Settlement Expense ..........................           -              267,236
 Gain on disposition of assets ...............           -               (6,362)
 Loss from minority interest .................         99,548            31,277
 Payment of officer's compensation with equity         71,301           236,718
 Payment of various liabilities with equity ..        153,750           182,263
 Payment of directors compensation with equity           -               35,250
 Payment of employees compensation with equity         20,384              -
Changes in assets and liabilities:
 Accounts receivable .........................        (35,564)         (415,536)
 Prepaid expenses and other current assets ...         69,894             8,120
 Other assets ................................        (13,326)           (1,690)
 Due to/from officers and shareholders........         22,964           (52,264)
 Due from affiliates .........................           (551)          (24,887)
 Accounts payable and accrued expenses .......         (8,576)           94,321
                                                 ------------         ---------
 Net cash provided from (used for)
  operating activities .......................       (461,233)         (372,236)
                                                 ------------         ---------

Investing activities:
 Sale (purchase) of equipment ................        (6,584)            (5,250)
                                                 ------------         ---------
Financing activities:
 Investment in Nuclear Cardiac Imaging, Inc...      (170,893)              -
 Investment in NetDIVE, Inc. .................      (200,000)              -
 Reduction in borrowings .....................      (112,140)          (204,800)
 Proceeds from borrowings ....................       870,200            485,000
 Payments to and on behalf of producers ......       (25,092)           (63,818)
 Proceeds from exercise of options ...........        45,000               -
 Proceeds from private placements ............        15,000            150,000
                                                 -----------          ---------
 Net cash provided from (used for)
   financing activities ......................       422,075            366,382
                                                 -----------          ---------
 Net increase (decrease) in cash .............       (45,742)           (11,104)
 Cash at beginning of period .................        48,925             30,187
                                                 -----------          ---------
 Cash at end of period .......................   $     3,183          $  19,083
                                                 ===========          =========

Supplemental cash flow information:
  Interest paid ..............................   $    11,709           $  18,928
                                                 -----------          ---------









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

Item 2  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the Company's historical lack of profitability, the Company's need for additional financing, competition in the managed healthcare and in the entertainment industry, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW
--------
     Juniper Group, Inc. (the "Company")is a Nevada Corporation. Its principal businesses are composed of two segments, healthcare and entertainment: (i) the healthcare operations are conducted through two subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company: (a) PartnerCare, Inc. ("PCI"), a managed care revenue enhancement company providing various types of services such as: Accounts Receivable Management, Regulatory reimbursement compliance, charge-off reviews, revenue collections, hospital and physician accounts receivable financing and other related business office outsourcing services to newly evolved integrated hospital and physician markets;
(b) Juniper Healthcare Containment Systems, Inc. ("Containment"), which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.; and (c) Nuclear Cardiac Imaging, Inc., a new business that will seek to offer physicians the capability to provide advanced nuclear cardiac imaging testing in the convenience of their office; and (ii) the entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. The Company's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

     The Company has completed the process of becoming year 2000 compliant. All of the Company's systems have been updated so that none of its systems will be affected by the year 2000. This process cost the Company less than $5,000.

     The Company is in the process of identifying and contracting the hospitals it services to determine the extent to which the Company's business may be affected by those third parties failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by November 30, 1999. The Company does not have any formal information concerning the Year 2000 compliance status of the hospitals it services but has received indications that most of the hospitals are working on Year 2000 compliance. In the event that any of the significant hospitals that the Company services do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

RESULTS OF OPERATIONS
---------------------

Three Months Ended  September 30, 1999 vs Three Months Ended  September 30, 1998
--------------------------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $276,000 in the third quarter of 1999 from $457,000 in the third quarter of 1998, representing a 40% decrease. The decrease in revenue during the third quarter of 1999 was partially attributed to Containment, which had no revenue in 1999, compared to approximately $58,000 in the third quarter of 1998. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company ("The Guardian"). The loss of this business was temporarily replaced with a settlement agreement which generated revenue with no corresponding expense throughout 1998. Since revenue from the Guardian's business diminished largely due to the increase in managed care penetration in the North East U.S. region, the business with The Guardian decreased and the relationship with the Joint Venture terminated. PCI's revenue decreased to $276,000 in 1999, from $399,000 in 1998. This was the result of winding down certain projects at New York Hospital. The revenue from this work began its decline during the first quarter of 1999 and was expected to be replaced with projects at two new hospitals. These two new projects commenced late in the third quarter and will begin generating revenue during the fourth quarter.

     The entertainment segment increased revenue to $12,000 in the third quarter of 1999, from no revenue in the third quarter of 1998. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1999. However, the Company has begun looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $29,000 in the third quarter of 1999 from $46,000 in the third quarter of 1998, a 37% decrease. As a percentage of revenue, operating costs of the healthcare operations increased to 11% in the third quarter of 1999 from 10% in the third quarter of 1998.

     Selling, general and administrative expenses increased to $564,000 in the third quarter of 1999 from $432,000 in the third quarter of 1998, a 31% increase. This increase is primarily due to increases in commissions of $87,000, consulting of $24,000, and travel expenses of $23,000. The increase in commissions was due to a new relationship with an unaffiliated party with whom the Company outsources its operating activities for PCI. The increase in consulting and travel relate to the increased use of consulting services associated wiht the Company's efforts to identify and negotiate acquisition candidates.

Nine  Months Ended  September 30, 1999 vs Nine Months Ended  September 30, 1998
-------------------------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $571,000 through the third quarter of 1999 from $950,000 through the third quarter of 1998, representing a 40% decrease. The decrease in revenue through the third quarter of 1999 was partially attributed to Containment, which had no revenue in 1999, compared to approximately $220,000 through the third quarter of 1998. This is a result of changes instituted in December 1997, whereby Containment discontinued a joint venture arrangement and its arrangement with the Guardian Insurance Company. The loss of this business was temporarily replaced with a settlement agreement which generated revenue with no corresponding expense throughout 1998. Since revenue from the Guardian's business diminished largely due to the increase in managed care penetration in the North East U.S. region, the business with Guardian decreased and the relationship with the Joint Venture terminated. PCI's revenue decreased to $571,000 in 1999, from $730,000 in 1998. This was the result of winding down certain projects at New York Hospital. The revenue from this work began its decline during the first quarter of 1999 and was expected to be replaced with projects at two new hospitals. These two new projects commenced late in the third quarter and will begin generating revenue during the fourth quarter.

     The entertainment segment increased revenue to $12,000 in the third quarter of 1999, from no revenue through the third quarter of 1998. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the healthcare segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 1999. However, the Company has begun looking for outside salesmen to help market and marchandise the films that are not currently under license.

     Healthcare operating costs decreased to $90,000 through the third quarter of 1999 from $102,000 in the third quarter of 1998, a 12% decrease. As a percentage of revenue, operating costs of the healthcare operations increased to 16% through the third quarter of 1999 from 11% through the third quarter of 1998. The increase is due to the fact that Containment registered no revenue in 1999, while it reflected revenue in 1998 with no related operating costs.

     Selling, general and administrative expenses decreased to $1,251,000 through the third quarter of 1999 from $1,327,000 through the third quarter of 1998, a 6% decrease. This decrease is primarily due to decreases in salaries of $117,000, bad debt expenses of $48,000, directors compensation of $35,000, interest of $16,000 and rent of $16,000, offset by increases in legal expenses of $84,000, and commission expense of $87,000. The decrease in salaries was attributable to the issuance of bonuses in 1998 to the Company's CEO for raising certain funds, and for obtaining certain contracts. The decrease in bad debt expense was due to a change in 1998 to a more conservative evaluation than in previous periods of the Company's accounts receivable. This conservative evaluation has continued in 1999 causing the Company to record a greater allowance for certain types of accounts receivable related to its heathcare business. The increase in commissions was due to a new relationship with an unaffiliated party with whom the Company outsources its operating activities for PCI. The increase in legal expense is primarily attributed to the Company's efforts for growth including potential new business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at September 30, 1999 was $51,000, compared to working capital of $69,000 at December 31, 1998. The ratio of current assets to current liabilities was 1.05:1 at September 30, 1999 and 1.06:1 at December 31, 1998. Cash flow used for operations during the third quarter of 1999 was $461,000, compared to cash flow used for operations during the third quarter of 1998, of $372,000.

     Accounts receivable - trade increased to $824,000 at September 30, 1999 from $788,000 at December 31, 1998.

     Accounts payable was $1,015,000 at September 30, 1999 and $1,024,000 at December 31, 1998.

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

(b)  N/A

(c) Shares of Common Stock, $0.001 par value, sold through the third quarter of 1999 were as follows:


       Date              Purchaser          No. of Shares             Consideration                   Exemption
-------------------- ------------------ ------------------- --------------------------------------    ---------

     7/16/99           Officers               18,966        The President and CEO of the Company
                                                            accepted common stock in lieu of accrued
                                                            salary and other amounts owed to him in
                                                            the amount of $7,112.                        4(2)

     7/20/99           Private Holders       530,909        Debentures for $340,000 were converted to    4(2)
                                                            common stock

     9/30/99           Option Holders         84,808        Conversion of Options for $45,000            4(2)

     9/30/99           Vendors                87,979        Vendors accepted common stock in lieu of     4(2)
                                                            unpaid fees in the amount of $66,790.




_______________________

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998 and the payment due on March 1, June 1, and September 1, 1999 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the
Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends at September 30, 1999, was $74,380.

     During the second quarter of 1999, the Company made an offer to holders of Preferred Stock to tender their shares. The offer provided for 1.65 shares of common stock in exchange for each share of preferred stock tendered.
Accordingly, the rights to the unpaid dividends of the holders of preferred stock would be eliminated. On May 10, 1999, the offer was completed and approximately 191,153 of the 233,900 shares were tendered for 315,403 shares of the Company's common stock. Accordingly, 42,747 shares of Preferred Stock remain outstanding.

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