Form 10-K
period 1999-12-31
JUNIPER GROUP INC
filed 2000-03-31
CIK 864921

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                        Commission File Number: 0-19170

                               JUNIPER GROUP, INC.
                 (Name of small business issuer in Its Charter)

           Nevada                                   11-2866771
-------------------------------------------------------------------------------
 (State or other jurisdiction           (IRS Employer Identification Number)
 of incorporation or organization)


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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year. - $717,630.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $18,301,440 based upon the $2.65 average bid price of these shares on the NASDAQ Stock Market for the period March 1, 2000 through March 22, 2000.

     As of March 22, 2000, there were 6,906,204 outstanding shares of Common Stock, $.001 par value per share.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

A.       General

     The Company was incorporated in July 1987 under the name Juniper Features, Ltd. as a New York corporation, and commenced entertainment operations in January 1988. In late 1991, the Company recognized an opportunity to expand into healthcare and formed JMSI in September, 1991. In December 1991, JMSI, acquired all of the outstanding capital stock of PCI. Containment commenced operations in September 1992. The Company and its subsidiaries operate their business from the Company's Great Neck location.

     In February 1997, at the Company's annual meeting of shareholders (The "Annual Meeting"), the shareholders approved a proposal to change the Company's state of incorporation from New York to Nevada. Re-incorporation in Nevada allowed the Company to take advantage of certain provisions of the corporate law of Nevada but did not result in any change in the business, management, assets, liabilities or net worth of the Company.

     In order to effect the Company's re-incorporation in Nevada, in 1997, the Company was merged into a newly formed, wholly-owned subsidiary of the Company incorporated in Nevada. The Nevada subsidiary, named Juniper Group, Inc., was formed on January 22, 1997.

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two (2) segments, healthcare and entertainment.

     Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

(a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospital, and Write-off Review, appeals of any third party rejections denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc.

(b) Juniper Healthcare Containment Systems, Inc. ("Containment") is a company which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. During 1999 and 1998, no services were performed by this subsidiary.

(c) Nuclear Cardiac Imaging, Inc.("NCI"), a New Jersey corporation. NCI is a company newly formed in 1998 developing the business of providing cardiac Spect Imaging to cardiologists at their offices without charge to the doctor. NCI charges the insurance carrier or managed care company directly.

     Entertainment: The entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

B.       Business of Issuer

           Managed Care Revenue Enhancement and Cost Containment Services

                  Managed Care Revenue Enhancement Program ("MCREP")

     PCI has developed a comprehensive program that addresses the entire spectrum of business and revenue issues pertaining to the hospital's managed care relationships. PCI assists hospitals in obtaining all the dollars that they are entitled to under their managed care agreements.

     PCI's program also includes the profiling of managed care contracts and the performance bench marking of these agreements. PCI validates whether or not the projected financial value anticipated from these arrangements can be obtained. PCI's assessments include line item audits of claims generated through these relationships, as well as trending reviews to identify, and document "Silent PPO" activity. PCI also identifies managed care claims that have not been properly paid, or have been written-off. PCI then actively pursues payors to expedite payments to the hospital for re-billed claims.

     These programs have enabled the Company to offer services to the growing number of hospitals and integrated networks that are facing the complexities associated with managed care contracts

     PCI's MCREP business consists of the essential ingredients needed to assist hospitals in maximizing the business value of their managed care contracts. The components of this Program are as follows:

*    Managed Care Contract Compliance

     PCI identifies all managed care contracts and benchmarks performance requirements for each contract. Its clients are provided with comprehensive, easy to read profiles of the managed care contracts in the hospital's portfolio. PCI evaluates claims generated by each payor for contract compliance. Per diems and percentage discounts taken by payors are validated in accordance with hospital expectations. MCREP provides the hospital with an immediate source of additional revenue from closed accounts. MCREP becomes a second filter of claims adjudication. The quality process results in a correct bill and assures the hospital that all revenue due is properly billed.

     During 1999, PCI has reviewed managed care contracts for sevene hospitals to ensure compliance and proper reimbursement. It has, through this process, identified unreimbursed claims on behalf of its clients.

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

*        Silent PPO Reviews

     In the present era of managed care, hospitals often contract with a PPO for the PPO to bring patients to the hospital in exchange for a discount on the hospital's fees. A practice has arisen whereby a PPO may sell or lease the discounts that it has with a hospital to another PPO (with whom the hospital has no agreement to provide discounted fees) and, unknown to the hospital, the patients of the second PPO receive substantial discounts even though the hospital never agreed to such an arrangement. This is referred to as a "Silent PPO". This causes the hospital to lose substantial fees by discounting fees for which it is not contractually obligated.

     During 1999, PCI has performed Silent PPO reveiws for seven hospitals.

*        Regulatory Compliance

     With the growth of managed care companies and the increasing dependence of hospitals and physicians on such companies for payment, the scrutiny of the managed care contracts between the hospitals and physicians and the managed care companies for proper compliance becomes critically important.

     During 1999, PCI has reviewed managed care contracts for five hospitals to ensure compliance and proper reimbursement. It has, through this process, identified unreimbursed claims on behalf of its clients.

 Healthcare Cost Containment Services

     Although revenues from previously existing contracts were recognized during 1998, new arrangements ceased as of December 17, 1997. Since that date, the Company is not providing such services to providers or networks.

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

     The Company competes for consulting business primarily with multiple service companies. The Company competes for its MCREP clients by distinguishing its services from those provided by multiple service companies, which generally do not use benchmark performance levels of managed care agreements or target "Silent PPO" practices as does the Company. Numerous companies of varying size offer revenue-optimization services that may be considered competitive with the Company. The Company does not believe that any single company commands significant market share. Larger, more established consulting firms have an enhanced competitive position, due in part to established name recognition and direct access to hospital clients through the provision of other services. Small firms, although not necessarily offering those particular services comparable to those of the Company, compete on the basis of price.

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

Sales and Marketing

     The Company's sales and marketing strategies during 1999 and 1998 have resulted in only a minimal number of new clients for PCI's managed care review services. Further, no new contracts have been developed outside the New York Metropolitan area and of the four contracts within the New York area, two represented only marginal revenue potential to PCI. Outside of the New York Metropolitan area, the sales and marketing effort for 1999 specifically targeted New Jersey and Florida hospital chains and has not generated any sales to date for PCI. The former President of PCI, Mr. Richard Vazquez tendered his resignation effective December 1999, having arrived at terms mutually agreeable with the Company for the early termination of his employment contract.

     As of December 31, 1999, PCI had three contracts for its MCREP business, a decrease from five at December 31, 1998. Revenue to PCI is contingent upon generating revenue for each hospital under contract. For each contract in place, based upon PCI's experience, each contract may be expected to average revenue on an annualized basis of approximately $110,000. The annual revenue for each contract fluctuates significantly depending upon many factors including, but not limited to, the number of managed care agreements the hospital had entered, the capacity of the hospital's information system, the nature of the work under contract and the length of the period under contract.

     The Company does not have any other customers the loss of which would have a materially adverse effect upon the Company.

 Entertainment

     Pictures is engaged in the distribution of films through licensing to the Internet, home video, pay-per-view, pay-cable, and commercial television broadcast media domestically as well as in foreign markets. Pictures has exclusive distribution rights to eighty-one (81) films in various media within various international markets.

     During 1999 and 1998, the Company curtailed its efforts in the distribution of film licenses to commit and focus its resources on the growth of the healthcare segment, which during that time was the most efficient and cost effective strategy for the Company to maximize revenue. In 1999, the Company began directing efforts toward reestablishing a foothold in the film industry. As a result, during 1999, the Company entered into two sales contracts totaling $137,000. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 2000.

     Pictures acquires worldwide rights to films which are saleable to various markets. In acquiring the rights to a film, Pictures analyzes the viability of the product for distribution in an effort to target the film's audience appeal. Armed with its analysis, Pictures markets the film, using sales representatives and the efforts of its officers, to the various media in a selective manner. In addition, Pictures aids the media to which it markets its films by producing a strategy for the presentation of the film, with a view to programming/counter-programming against competitive media in the same market and directing a film to the proper demographic population (i.e., female, male, child, teenager and middle age) in order to produce the most favorable outcome regarding ratings and advertising revenue.

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

     Pictures acquires domestic and/or foreign distribution rights to films for a license period that typically spans between 10 and 20 years, during which time Pictures has the right to distribute such films in various media (Internet streaming, video, pay cable, syndication and free TV). Pictures earns a distribution fee, which is based upon a percentage of gross receipts received for the license. In addition, the Company recoups its expenses incurred in making the sale (i.e. market costs, travel and entertainment, advertising, fax, phone, mail, etc.), along with recouping any advances made to producers upon signing or within a fixed period of time thereafter (minimum guarantee) from the gross receipts. The balance of gross receipts after such recoupment is paid to the producer. Any minimum guarantees paid to the producer are payable over a period of 3-8 years.

Competition

     Competition is intense in the motion picture distribution industry. The Company is in competition with other motion pictures distribution companies including many which have greater resources than the Company, both in the acquisition of distribution rights to movie properties and the sales of these properties to the various markets (i.e. Internet, pay, cable and television).

Major Customers

     In 1999 and 1998, New York Hospital accounted for 20% and 51%, respectively, of the total revenue of the Company. No other customer accounted for greater than 10% of the Company's total revenue in 1998. In 1999, Maimonides Hospital and New York Downtown Hospital accounted for 17% and 12% of total revenue, respectively. Additionally, JPI sold film rights to Eyeblast, Inc., which accounted for 17% of total revenue.

Employees

     As of March 22, 2000, the Company had 6 full-time employees and 3 part-time employees and independent contractors. Of the full-time employees, 5 work at the Company's offices, some of whom spend portions of their time at clients.

                               Recent Developments
                               -------------------

     Presently, the Company believes has recruited personnel whose skills and experience bring a focused, operational and team-oriented business strategy. The Company is pursuing a series of initiatives to the Internet and e-commerce marketplace. Potential acquisitions in the computer technology field are being evaluated. The Company believes that this new direction toward providing networks, web hosting and web development will position the Company as a conduit for intellectual materials, such as video and audio streaming for the Internet. During 1999, the Company acquired a 1.8% interest in the common stock of NetDIVE, Inc., a privately held Internet company which provides a platform to corporations for collaborative communication. In addition, during 1999, the Company actively pursued several acquisition candidates in the healthcare and computer technology industries.

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

     NCI maintained an office in New Jersey from September 1998 through April 1999.

ITEM 3. LEGAL PROCEEDINGS

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. This matter was settled in April 1998 for a payment of $310,000, which is being paid out over four years ending April 20, 2001. The payment was secured by 93,320 shares of the Company's common stock .

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on December 27, 1999. The following resolutions were proposed and the vote tally was as set forth next to each resolution:

(1) The foregoing nominees for election to the Board of Directors received the number of votes for their election set forth opposite their respective names:

                                 VOTES CAST
                                ------------
                           FOR              WITHHELD
NOMINEES                 ELECTION           AUTHORITY
Vlado Paul Hreljanovic   3,290,744             889
Harold Horowitz          3,290,744             889
Marvin Rostolder         3,290,744             889

(2) Proposal 2 asked for approval of the Company's 1999 Stock Option Plan. The following number of shares were voted by proxy or by ballot for and against the ratification of the Company's 1999 Stock Option Plan.

          FOR  3,290,250           AGAINST 1,383        ABSTAIN      0
               ---------                   ------                   ----

(3) Proposal 3 sought ratification of the appointment of the auditors of the Company for the fiscal year ended December 31, 1999. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended December 31, 1999.

          FOR  3,290,744          AGAINST    889         ABSTAIN      0
               ---------                     ---                    -----

There were no broker non-votes.

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "JUNI". The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-counter Market on the NASD OTC Bulletin Board. The Company's Class B Warrants expired on May 1, 1998. The following constitutes the high and low sales prices for the common stock, the Class B Warrants as reported by NASDAQ for each of the quarters of 1999 and 1998. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         1999                         HIGH                       LOW
         ----                         ----                       ---
FIRST QUARTER
Common Stock ..................        3.13                     1.00

SECOND QUARTER
Common Stock ..................        2.19                     1.25

THIRD QUARTER
Common Stock ..................        7.88                     1.38

FOURTH QUARTER
Common Stock ..................        4.56                     1.34


         1998                          HIGH                      LOW
         ----                          ----                      ---
FIRST QUARTER
Common Stock ...............(2)        9.38                      3.15
Class B Warrants ...........            (1)                       (1)

SECOND QUARTER
Common Stock ...............(2)        6.25                      1.10
Class B Warrants ...........            (1)                       (1)

THIRD QUARTER
Common Stock ...............           1.56                      0.75

FOURTH QUARTER
Common Stock ...............           1.44                      0.75

(1) Issue did not trade
(2) Prices have been adjusted to reflect a post 50 to 1 reverse stock split

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999, and the payment due on March 1, 2000 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange
Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     On March 16, 1999, the Company made a self-tender for all of the 233,900 outstanding shares of 12% Non-Voting Convertible Redeemable Preferred Stock (the "12% Preferred") for 475,777 shares of the Company's common stock. As a result, 191,153 shares of preferred stock were redeemed for 315,403 shares of the Company's common stock. As a result, there is currently 42,747 shares of Preferred Stock which remain outstanding.

     The 12% Preferred presently entitle the holder to convert to 0.04 shares of common stock, par value $.001, of the Company, and the accrued dividend, before conversion, of 12% per annum, payable, when declared by the Board of Directors, in cash or stock at the Company's option, per share of 12% Preferred. The total cash value of the arrearage of unpaid dividends as of December 1, 1999 is $89,769.

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

     As of March 22, 2000, there were 234 shareholders of record of the Company's common stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

     In 1999, the Company sold $658,700 of convertible debentures. In 1998, the Company sold $625,000 of convertible debentures. During 1999, $358,700 of debentures were converted to 690,000 shares of the Company's common stock.

Changes  in  Securities

(a) The information disclosed in Item 4 below is incorporated herein by reference.
(b)  N/A
(c)  Shares of Common Stock, $0.001 par value, sold during 1999 were as follows:

     Date           Purchaser            No. of Shares            Consideration                    Exemption
-------------    --------------       ------------------    ----------------------------           ----------

   3/31/99         Officers              142,835        The President and CEO of the Company
                                                        accepted common stock in lieu of accrued
                                                        salary and other amounts owed to him in
                                                        the amount of $53,563.                           4(2)

   3/31/99         Vendors               126,254        Vendors accepted common stock in lieu of         4(2)
                                                        unpaid fees in the amount of $64,489.

   3/31/99         Employees              50,667        An employee accepted common stock in lieu        4(2)
                                                        of accrued salary in the amount of $19,000.

   3/31/99         Debentures            133,333        A debenture for $100,000 was converted to        4(2)
                                                        common stock
   5/10/99        Owners of Preferred
                     Stock               315,403        Shares of Preferred Stock                       3a(9)

   5/20/99        Cordelle Investments   250,000        Purchase of 51% of Nuclear                       4(2)
                      Ltd.                              Cardiac Imaging

   5/26/99        Warrant Holders        300,000        Conversion of Warrants                           4(2)

   6/30/99        Officers               238,315        The President and CEO of the
                                                        Company accepted common
                                                        stock in lieu of accrued salary
                                                        and other amounts owed to him
                                                        in the amount of $93,488.                        4(2)

   6/30/99        Vendors                167,734        Vendors accepted common stock
                                                        in lieu of unpaid fees in the amount
                                                        of $90,261.                                      4(2)

   6/30/99        Employees               52,885         An employee accepted common
                                                         stock in lieu of accrued salary in the
                                                         amount of $20,384.                              4(2)

   6/30/99        Debentures             579,423         A debenture for $318,700 was
                                                         converted to common stock                       4(2)

   7/16/99        Officers                18,966        The President and CEO of the
                                                        Company accepted common stock
                                                        in lieu of accrued salary and
                                                        other amounts owed to him in
                                                        the amount of $7,112.                            4(2)

   7/20/99        Private Holders        530,909        Debentures for $340,000 were
                                                        converted to common stock                        4(2)

   9/30/99        Option Holders          84,808        Conversion of Options for $45,000                4(2)

   9/30/99        Vendors                 87,979        Vendors accepted common stock in
                                                        lieu of unpaid fees in the amount
                                                        of $66,790.                                      4(2)

  12/30/99        Employees               35,156        Employment                                       4(2)

10/31-12/31/99    Consultants             120,614        Services Rendered                               4(2)

10/21-12/20/99    Private Holders          95,588        Satisfaction of indebtedness                    4(2)

10/11-11/24/99    Officers                167,887        Services rendered                               4(2)

11/03/99          Former Directors         20,000        Payment in cash                                 4(2)

11/18/99          Directors                87,395        Services rendered                               4(2)

11/18/99          Employees                21,849        Services rendered                               4(2)

12/20/99          Private Holders           8,889        Payment in cash                                 4(2)


During 1999 the following options to purchase the Company's common stock were issued.

                                         No.
     Date          Purchaser          of Options           Consideration                        Exemption
-------------      ---------        ---------------     -------------------                       ---------

5/17-12/30/99      Officer                243,542         Services rendered                            4(2)

5/17/99            Board of Directors     390,000         Services rendered                            4(2)

5/17/99            Employees               25,000         Services rendered                            4(2)

12/30/99           Consultants            120,000         Services rendered                            4(2)


During 1999 the following debentures were issued by the Company.

                                       Value
     Date          Purchaser          of Debentures        Consideration                        Exemption
-------------      ---------        ---------------     -------------------                       ---------
3/29-7/8/99        Private Holders    658,000             Payment in cash

___________________

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1999 vs Fiscal Year 1998

     The Company's revenues decreased to $718,000 in 1999 from $1,421,000 in 1998, representing a 49.5% decrease.

     Revenue related to the Healthcare segment decreased to $581,000 in 1999, from $1,315,000 in 1998, representing a 58% decrease. The decrease in revenue during 1999 was predominately attributed to PCI whose revenue decreased to $581,000 in 1999, from $1,105,000 in 1998. This was the result of PCI's client pool of hospitals decreasing from seven in 1998 to three in 1999. Additionally, the joint venture relationship with Containment ended in 1998, resulting in a $270,000 reduction in gross revenue.

     Revenue related to entertainment increased to $137,000 in 1999 from $46,000 in 1998.

     Operating costs increased to $270,000 in 1999 from $154,000 in 1998, a 75% increase. The Healthcare operating costs increased to $213,000 in 1999 from $136,000 in 1998, a 57% increase. As a percentage of revenue, operating costs for the Healthcare segment increased to 36% in 1999 from 10% in 1998. This is the result of 1) the termination of the joint venture with Containment; and 2) the operating costs of PCI, a portion of which is not directly correlated to the volume of revenue.

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

     Selling, general and administrative expenses increased to $1,984,000 in 1999 from $1,709,000 in 1998, a 16% increase. Included in selling, general and administrative expenses are uncollectible receivables of $643,000, depreciation of $28,000 and other expenses which did not require use of the Company's cash in 1999 totaling approximately $500,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had negative working capital of $312,000 at December 31, 1999. The ratio of current assets to current liabilities was 0.64:1 at December 31, 1999. Cash flow used by operating activities during 1999 was $577,212.

     The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits, however, the Company plans to enhance its information system capabilities to more efficiently and effectively provide its healthcare services and to acquire additional films during 1999.

     During 1999, the Company raised approximately $1,200,000 for working capital, acquisition of its interest in NetDIVE, Inc. and payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock).

     The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. From January 1, 2000 through March 22, 2000, the Company raised $178,000 from the sale of convertible debentures and through offerings under private placements. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2000 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or stop planned expansion, or possibly scale back operations.

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

     During 1999 and 1998, the Company focused its resources on the growth of the healthcare segment, which, during that time, was the most efficient and cost-effective strategy for the Company to maximize revenue. Although resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 2000.

Healthcare

     During 1999 and 1998, the Company was unsuccessful in developing a quality, comprehensive national marketing effort. This was primarily due to the restricted cash flow which was not available to support such a national campaign needed to succeed fully into today's ever changing healthcare environment. The marketing methods used previously did not succeed and a more technologically drive plan is currently being developed. This period of change will require increased investment in new and better technology infrastructures that should make it more cost effective to serve PCI clients.

     New contracts which clearly define PCI's services have been developed. In addition, these contracts create payment terms which should expedite the collection process of PCI revenue from its new business.

     This also required new staffing  including the  recruitment  of experienced personnel from the insurance and managed care industry. Infrastructure initiatives, especially those associated with information systems capabilities, are continuing to be addressed through investments in new hardware, software, staffing and technical support. The Company incurred approximately $98,000 and $88,000 on these initiatives in 1999 and 1998, respectively.

Entertainment

     Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. As a result, the Company obtained two sales contracts for film licenses totaling $137,000 in 1999. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 1999.

     In 2000, the Company will consider searching for full time sales personnel and utilizing outside sales representatives. Further, the Company is evaluating opportunities in the Internet and audio streaming industry and in e-commerce technology. If cash flow permits, the Company plans to enhance its information system capabilities to actively host web sites and create a conduit for video and audio streaming of entertainment products to the Internet. Additionally, the Company will consider seeking alliances with other e-commerce companies and utilizing outside sales representatives. Initially, the Company will begin promoting its film library in the Internet markets.

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

                                     POSITIONS
NAME                       AGE       W/COMPANY                  DIRECTOR SINCE

Vlado Paul Hreljanovic     52       Chairman of the Board,          1987
                                    President, CEO and
                                    acting CFO

Harold A. Horowitz         49       Director                        1991

Marvin Rostolder           57       Director                        1998

Yvonne T. Paultre          61       Secretary                       ---

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

     Harold A. Horowitz has been a Director of the Company since January 1991. Since October 1, 1995, he has been a principal and Chairman of the Board of In-Stock Business Forms and Paper Products, Ltd., and an independent consultant to various public and private companies. Until October 1, 1995, Mr. Horowitz was a Partner of the law firm of Finkelstein, Bruckman, Wohl, Most and Rothman, which firm was securities counsel to the Company. Mr. Horowitz is an adjunct professor of economics at Yeshiva University. Mr. Horowitz received his JD degree in 1976 from Columbia University School of Law and masters degree in economics from Columbia University in 1973. He received his BA degree from Yeshiva University in 1971.

     Marvin Rostolder was elected to the Board of Directors of the Company on May 18, 1998. Mr. Rostolder is the Chairman of the Board of Directors and Chief Executive Officer of JM Marketing, Inc., the licensee of SmallFrye Footwear. He has served in that capacity since March 1998. Mr. Rostolder has served as independent consultant to various companies including MedTech Co., BioImaging Technology, Inc., Amba Sciences, Inc. and T.M. Marketing, Inc. From 1985 through 1998, Mr. Rostolder served in various capacities with North American Transfer Co., a registered Stock Transfer Agent and Registrar, which is the Company's Transfer Agent. Mr. Rostolder is a graduate of the City University of New York and holds a Masters degree from Long Island University in healthcare administration.

OTHER OFFICER
-------------
     Yvonne T. Paultre has been Secretary since 1991. Ms. Paultre has supervisory responsibilities for the Company's employees, customer relations and office policies. She is also responsible for operations of the Company's television syndication area.

KEY EMPLOYEE
------------

     Richard O. Vazquez resigned December 14, 1999, effective March 15, 2000. Mr. Vazquez was formerly Vice President for Integrated Networks at MultiPlan, Inc. Prior to that he was the Associate Executive Director of Elmhurst Hospital and Medical Center. Mr. Vazquez has attained an MPA from Baruch College and a BA from New York University.

         Section 16(a) Beneficial Ownership Reporting Compliance

     To the best of the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, the Company's officers, directors, and 10% shareholders complied with all applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 1999, 1998 and 1997. No other executive officer received salary and bonus in excess of $100,000 in any such year.

SUMMARY COMPENSATION TABLE

                                                                                                    Long Term
                                                                                                    Compensation
                                      Annual                                                        Securities
                                    Compensation                                    Other Annual   Underlying
Name and Principal Position            Year           Salary           Bonus       Compensation     Options (#)
---------------------------        ----------         ------       -------------   -----------     ------------

Vlado Paul Hreljanovic                1999           $178,377           -    (1)     $40,400 (2)        -
Chairman of the Board and             1998           $175,460        $86,191 (3)     $31,200 (4)        -
Chief Executive Officer               1997           $172,757        $19,500 (5)     $52,900 (6)        -


(1) Throughout 1999, Mr. Hreljanovic received 383,542 options with a cashless exercise feature to purchase shares of the Company's common stock. Such options were issued in recognition of efforts exerted on behalf of the Company and its subsidiaries. The exercise prices of the options ranged from $.48 to $.68. As of December 31, 1999, 220,000 options remained unexercised.

(2) Other compensation for Mr. Hreljanovic in 1999 was primarily comprised of, among other things, automobile repairs and insurance of $13,000, and health and life insurance of $27,400.

(3) Paid in 57,461 shares of the Company's unregistered common stock, valued at $86,191 issued on January 1, 1998, in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.


(4) Other compensation for Mr. Hreljanovic in 1998 was primarily comprised of, among other things, automobile repairs and insurance of $12,900, and health and life insurance of $18,200.

(5) Paid in 13,000 shares of the Company's unregistered common stock, valued at $19,500 issued on June 18, 1997, in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.

(6) Other compensation for Mr. Hreljanovic in 1997 was primarily comprised of, among other things, automobile payments, including lease, maintenance and insurance of $30,600, and health and life insurance of $22,300.

Aggregate Option Exercises in Last Fiscal Year and Year-end Options

                                                                Number of
                                                                Securities             Value of
                                                                Underlying            Unexercised
                                                               Unexercised           In-the-Money
                                  Shares                        Options at            Options at
                                 Acquired                       Year-end (#)          Year-end ($)
                                    On        Value             Exercisable            Exercisable
Name and Principal Position      Exercise    Realized          Unexercisable          Unexercisable
----------------------------     --------    ----------       ---------------      -----------------

Vlado Paul Hreljanovic            528,773     $2,836,064      220,000/0            $407,000/$0
Chairman of the Board and
Chief Executive Officer

Harold A. Horowitz                 87,395     $  185,714      160,000/0            $312,000/$0
Director

Marvin Rostolder                    -             -           190,000/0            $395,000/$0
Director

Yvonne T. Paultre                  21,849     $  46,427        25,000/0            $ 51,000/$0
Secretary


1)       As of December 31, 1999, the closing price was $2.53.

     Compensation of Directors: In 1999, Mr. Horowitz and Mr. Rostolder received options to purchase 160,000 and 80,000 shares of common stock at exercise prices from $.48 to $.68, per share, respectively, as additional compensation as a member of the Board of Directors.

     Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 1999 was approximately $178,000. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay the entire salary in cash to Mr. Hreljanovic pursuant to his employment agreement. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept and the Board of Directors has approved the issuance of shares of the Company's common stock as payment for the unpaid salary of 1999 and 1998. In 1999, the Company issued options to purchase 383,542 shares of common stock at prices ranging from $.48 to $.68. In 1998, the Company issued 187,636 shares of common stock to Mr. Hreljanovic to liquidate the amount owed to him for his 1998 and 1997 salary and 57,461 shares of common stock as additional compensation for achieving certain performance benchmarks for obtaining new hospital contracts.

     Under the terms of this employment agreement, the Chief Executive Officer of the Company is entitled to receive a cash bonus of a percentage of the Company's pre-tax profits if the Company's pre-tax profit exceeds $100,000.

     Additionally, if the employment agreement is terminated early by the Company after a change in control (as defined by the agreement), the officer is entitled to a lump sum cash payment equal to approximately three times his base salary.

     Mr. Vazquez, President of PCI, had an employment agreement which terminated on June 30, 2000. Under the terms of his agreement, as amended, Mr. Vazquez received options to purchase shares of the Company's common stock. Effective December 1999, Mr. Vazquez and the Company agreed to an early termination of the Agreement. Accordingly, Mr. Vazquez surrendered all options previously issued to him and agreed to forego any stock or options to which he was entitled.

 STOCK OPTION PLANS

1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan

     On December 7, 1999, the 1989 restricted stock, non-qualified and incentive stock option plan terminated in accordance with the provisions of the Plan.

 1996 Stock Option Plan

     On February 12, 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 100,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. All the options under the Plan have been granted as of the date of this report.

 1998 Stock Option Plan

     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996 Stock Option Plan.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 1,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. All the options under the Plan have been granted as of the date of this report.

 1999 Stock Option Plan

     On December 27, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996 and 1998 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 1,500,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. No options have been granted under the Plan. At December 31, 1999, 605,000 options were granted under the Plan and 895,000 options remain unissued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 22, 2000: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

                                      BENEFICIAL              PERCENT OF COMMON
 NAME AND ADDRESS                   OWNERSHIP (1)             STOCK OUTSTANDING

 Vlado Paul Hreljanovic             1,145,284                       15.3%
 111 Great Neck Road
 Suite 604
 Great Neck, NY 11021

 Harold A. Horowitz                   210,000                        2.8%
 111 Great Neck Road
 Suite 604
 Great Neck, NY 11021

 Marvin Rostolder                     205,000                        2.7%
 Hoffstat Lane
 Sands Point, Port Washington 11050

 Bluffdale Corporation               525,168                         7.3%
 c/o Harris Organization
 P.O. Box 0832-0858
 Panama City, Panama

 Officers and Directors as a
  group (5 Persons)                1,669,116                        22.3%

     (1) Includes  options of 220,000,  160,000,  190,000 and 25,000 to purchase the Company's common stock for each of the officers and directors above, respectively.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid rent under one sublease 1999 and two subleases during 1998 to companies affiliated with the Chief Executive Officer of the Company. The rents paid and terms under the subleases are the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1999 and 1998 was $72,400 and $77,000, respectively. In prior years, the Company made advances to or received advances from one of these affiliated companies for working capital requirements. As a result, at December 31, 1999 and 1998, the balances due from the affiliates were approximately $4,800 and $900, respectively. Amounts payable under the remaining leases in 2000 and subsequent years are set forth below:

                                    2000             -        $63,988
                                    2001             -        $66,014
                                    2002 and
                                    thereafter       -        $27,013

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company, for a ten-year license period, which expires on June 5, 2003. The Company is obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 1999 and 1998, no payments were made to such company, and no revenue was recognized from such films.


     During 1999, the Company's Chief Executive Officer made loans directly to the Company, made payments to unaffiliated parties on behalf of the Company, incurred travel expenses while conducting business for the Company, and received repayments of loans and reimbursement of certain expenses during the year. With regard to loans to the Company, interest accrues at 12% per annum. The Company also made advances to its Chief Executive Officer for business expenses anticipated to be incurred by him during 1999. At December 31, 1999, the net balance due from the Chief Executive Officer for all activities above was $3,900.

     In 1999, the Company's President and Chief Executive Officer was issued options to purchase 383,542 shares of the Company's common stock with exercise prices ranging from $.48 to $.68 as additional compensation for services performed in 1999, including options for 140,000 shares as directors'
compensation. Further, the Company issued options for 250,000 shares to non-employee directors as directors' compensation.

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

3.3  Certificate   of   Incorporation   of  Juniper   Group,   Inc.,   a  Nevada
     corporation.(2)

3.4  By-Laws of the Registrant (1)

3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1997 (2)

3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (2)

4.1  1998 Stock Option Plan (2)

4.2      1999 Stock Option Plan (4)

10.1 Amendment to Employment Agreement between the Registrant and Vlado P. Hreljanovic, dated February 11, 1998

10.3 Consulting Agreement between Juniper Medical Systems, Inc. and Jeffrey Mann dated June 6, 1998

10.4 Consulting Agreement between Registrant and Global Financial Group, Inc. dated November 24, 1998

10.5 Employment Agreement between PCI, Inc. and Richard O. Vazquez, dated June 7, 1996 (3)

10.6 Agreement between PartnerCare, Inc. and Synergy Business Services dated December 7, 1997

21.1 Subsidiaries

23.1 Consent of Independent Certified Public Accountants

27.1 Financial Data Schedule
 ____________________________

(1) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996

(2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 30, 1998

(3) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997

(4) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 27, 1999

(b)  Reports on Form 8-K.
         NONE



                   BALANCE OF PAGE LEFT BLANK INTENTIONALLY

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                      Page

Report of Independent Certified Public Accountants..................  F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998........  F-3

Consolidated Statements of Income
for the two years ended December 31, 1999...........................  F-4

Consolidated Statements of Cash Flows
for the two years ended December 31, 1999...........................  F-5

Consolidated Statements of Shareholders'
Equity for the two years ended December 31, 1999....................  F-6

Notes to Consolidated Financial Statements..........................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
JUNIPER GROUP, INC.


     We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                           /s/GOLDSTEIN & GANZ, CPA's, P.C.







Great Neck, New York
March 29, 2000

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                       December       December
                   ASSETS                              31, 1999       31, 1998

Current Assets
  Cash ...........................................   $    3,290     $   48,925
  Accounts receivable - trade (net of allowance)..      329,875        788,410
  Due from affiliates ............................           44          8,085
  Investment in NCI ..............................         -           152,879
  Prepaid expenses and other current assets ......      206,514        215,764
  Due from officer ...............................        3,857        101,755
Total current assets ....................               543,580      1,315,818
  Film licenses ..................................    2,887,267      2,939,960
  Property and equipment net of accumulated
    depreciation of $123,354 and $85,554,
    respectively .................................      110,462        141,677
  Investment in NetDIVE, Inc. ....................      200,000           -
  Goodwill........................................      409,886                -
  Other assets ...................................       82,620        167,540
                                                     $4,233,815    $ 4,564,995

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $  796,104    $ 1,023,541
  Notes payable - current ........................       52,910        168,725
  Due to producers - current .....................         -            47,178
  Due to shareholders ............................        7,000          7,000
Total current liabilities ........................      856,014      1,246,444
Notes payable - long term ........................      400,606        166,667
Due to producers - long term .....................       11,958         17,692
Total liabilities ................................    1,268,578       ,430,803
                                                      ---------      ---------
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 42,747 and 233,900 shares
   issued and outstanding at December 31, 1999,
   and December 31, 1998: aggregate liquidation
   preference, $85,494 and $467,800 at December
   31, 1999 and December 31, 1998.................        4,275          23,390
  Common Stock - $.001 par value,75,000,000
   shares authorized, 6,741,618 and 3,072,204
   issued and outstanding at December 31, 1999
   and December 31, 1998, respectively ...........        6,742           3,072
  Capital contributions in excess of par:
   Attributed to preferred stock .................       38,109         208,523
   Attributed to common stock ....................   11,409,017       9,855,404
  Retained earnings (deficit) ....................   (8,492,906)     (6,956,197)
       Total shareholders' equity ................    2,965,237       3,134,192
                                                     ----------       ---------
                                                     $4,233,815     $ 4,564,995
                                                     ==========     ===========


                See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                 Year Ended December 31,
                                                  1999            1998
                                              ------------    ------------
Revenues:
     Healthcare ..........................   $    580,594     $  1,374,871
     Entertainment .......................        137,036           46,000
                                              ------------    ------------
                                                  717,630        1,420,871
                                              ------------    ------------

Operating Costs:
     Healthcare ..........................        113,148          136,095
     Entertainment .......................         57,475           17,795
Selling, general and administrative expenses    1,984,168        1,708,874
Settlement expense .......................           -             310,828
                                              ------------    ------------
                                                2,154,791        2,173,592
                                              ------------    ------------
Net (loss) before (loss) from
  from minority interest..................     (1,437,161)        (752,721)
(Loss) from minority interest.............        (99,548)        (193,141)
                                              -----------      -----------
Net (Loss) ...............................   $ (1,536,709)     $  (945,862)
                                              ============     ===========
Weighted average number of shares outstanding   4,883,783        1,500,511
                                              ============    ============
Net (loss) per common share ..............   $     (0.32)    $      (0.67)
                                              ============    ============

















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                       1999         1998
                                                     ---------    ---------
Operating Activities
Net loss ......................................... $(1,536,709)  $  (945,862)
Adjustments to reconcile net cash provided by
   operating activities:
 Amortization of film licenses ...................      52,693        14,601
 Settlement expense...............................        -          310,828
 Depreciation expense ............................      37,800        22,239
 Gain on sale of assets                                   -           (6,362)
 Expense from minority interest ..................      99,548       193,141
 Payment of officers' compensation with equity....      71,301       253,589
 Payment of various liabilities with equity ......     294,741       197,954
 Payment of directors' compensation with equity ..        -           17,625
 Payment of employees' compensation with equity ..      55,540        11,040

Changes in assets and liabilities:
 Accounts receivable .............................     458,535      (459,930)
 Prepaid expenses and other current assets .......       9,250         8,667
 Other assets ....................................       1,587          (690)
 Due to/from officers and shareholders ...........      97,898       (42,705)
 Due from affiliates .............................       8,041         7,485
 Accounts payable and accrued expenses ...........    (227,437)       60,403
                                                      ---------   ----------
 Net cash (used for) operating activities ........    (577,212)     (357,977)
                                                      ---------   ----------
Investing activities:
 Purchase of equipment ...........................      (6,585)      (96,479)
                                                      ---------   ----------
Net cash provided from (used for) investing
 activities .......................................     (6,585)      (96,479)
                                                      ---------   ----------
Financing activities:
 Investment in NCI and NetDIVE......................  (400,305)        --
 Reduction in borrowings ...........................  (217,702)    (253,414)
 Proceeds from borrowings .......................... 1,153,981      810,000
 Payments to and on behalf of producers ............   (20,312)     (22,122)
 Proceeds from exercise of options .................    22,500     (211,270)
 Proceeds from private placements ..................      --        150,000
                                                     ---------    ---------
 Net cash provided from (used for)
   financing activities ............................   538,162      473,194
                                                      ---------   ---------
 Net increase (decrease ) in cash ..................   (45,635)      18,738
 Cash at beginning of period .......................    48,925       30,187
                                                      ---------   ---------
 Cash at end of period ............................. $   3,290   $   48,925
                                                      ========    =========


                 See Notes to Consolidated Financial Statements
                                       F-5

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                           Preferred Stock                            Common Stock
                      ---------------------------                ----------------------------
                                          Capital                           Capital
                                       Contributions                     Contributions        Retained
                      Par Value           in excess         Par Value      in excess          Earnings
                       at $.10              of par          at $.001        of par            (Deficit)               Total
                     -------------    ------------------  ------------- ----------------   --------------       ----------------

Balance
December 31, 1997     23,590             210,303               760          7,971,979          (6,010,335)         2,196,297

Proceeds from private
  placements            -                   -                   91            149,909               -                150,000
Shares issued as
payment for various
  expenses              -                   -                  416            332,287               -                332,703
Shares issued as compensation
  to officer            -                   -                  245            253,344               -                253,589
Shares issued as compensation
  to employees          -                   -                   23             11,017               -                 11,040
Shares issued to members
 of the Board
 of Directors           -                   -                   47             17,578               -                 17,625
Shares issued to convert debt
  to equity             -                   -                1,490          1,117,310               -              1,118,800
Preferred stock
  conversion          (200)              (1,780)                -               1,980               -                   -
Net loss for the year
 ended
December 31, 1998       -                   -                   -                -              (945,862)           (945,862)
                     _______          _________             _______          __________        _________          __________
Balance,
December 31, 1998    $23,390           $208,523            $ 3,072         $9,855,404       $ (6,956,197)         $3,134,192

----------------
Proceeds from private
  placements            -                   -                   -                -                  -                   -
Shares issued as
 payment for
 various expenses       -                   -                  820            293,921               -                294,741
Shares issued as
 compensation
  to employees          -                   -                  105             55,435               -                 55,540
Shares issued as compensation
  to officers           -                   -                  467             70,834               -                 71,301
Shares issued to producers as
 payment for debt       -                   -                   66             32,534               -                 32,600
Shares issued from exercise of
  stock options         -                   -                  428             22,072               -                 22,500
Shares issued in private
  placements            -                   -                1,219            733,603               -                734,822
Shares issued as payment for
 acquisition of NCI     -                   -                  250            156,000               -                156,250
Tender offer of preferred
 stock in exchange for
 common stock        (19,115)             (170,414)            315            189,214               -                  -
Net loss for the year ended
  December 31, 1999     -                   -                   -                -              (1,536,709)       (1,536,709)
                     _______             _________          _______       ___________            _________        __________
Balance
December 31, 1999  $    4,275         $     38,109       $    6,742       $11,409,017          $(8,492,906)      $ 2,965,237
                   ==========         ============       ==========       ===========          ===========       ===========




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

     Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

(a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, and Comprehensive Pricing Reviews, to newly evolving integrated hospital markets, and Write-off Review, appeals of any third party rejections denials of accounts.

(b) Juniper Healthcare Containment Systems, Inc. ("Containment") is a company which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S.

(c) Nuclear Cardiac Imaging, Inc.("NCI"), a New Jersey corporation. NCI is a company newly formed in 1998 developing the business of providing cardiac Spect Imaging to cardiologists at their offices without charge to the physician. NCI charges the insurance carrier or managed care company directly.

     Entertainment: The entertainment segment is conducted principally through Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 1 - Summary of Significant Accounting Policies (Continued)

  Financial Instruments

     The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e. Due to Producers, Creditor Notes and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis (see Notes 6 & 7) using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different than their carrying value.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable.

     Concentrations of credit risk with respect to trade accounts receivable is significantly limited as a result of the Company's deriving a substantial portion of its revenue from virtually all the major insurance companies in the United States. Although the Company has few hospitals as customers, the payors of the claims generated by PCI's operations are insurance companies which pay the cost of healthcare. Accordingly, the Company does not foresee a credit risk associated with these receivables, since repayment is primarily dependent upon the financial stability of the largest insurance companies in the United States.

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

Film Licenses (Continued)

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

Amortization of Intangibles

  Film Licenses

     Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years. The Company assesses long-lived assets for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under those rules, goodwill associated with assets required in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. No reduction of goodwill for impairment was necessary in 1999.

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

 Operating Costs

     Operating costs include costs directly associated with earning revenue. PCI's operating costs include salary or fees and travel expenses of the individuals performing the services, and sales commissions. Pictures operating costs include film amortization and producer's royalties.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 1 - Summary of Significant Accounting Policies (Continued)

  Recapitalization

     On May 18, 1998, the Board of Directors authorized a reverse stock split of the Company's common shares at the rate of one share for each fifty outstanding shares. All amounts from prior periods have been restated after giving effect to this fifty to one reverse split.

     On March 16, 1999, the Company issued a tender offer to the stockholders of its preferred stock to redeem all the 233,900 outstanding shares in exchange for 475,777 shares of the Company's common stock. On May 10, 1999, the offer was concluded and 191,153 shares of preferred stock were redeemed in exchange for 315,403 shares of common stock.

 Net Income Per Common Share

     The provisions of SFAS No. 128 "Earnings per Share," which requires the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, net income per common share-assuming dilution is not presented.

Reclassifications

     Certain amounts in the 1998 financial statements were reclassified to conform to the 1999 presentation.

NOTE 2 - Accounts Receivable

     The Company estimates an allowance for doubtful accounts, which allowance amounted to approximately $306,000 and $436,000 at December 31, 1999 and 1998, respectively.

     During the past three years, a significant portion of PCI's revenue was the result of work performed for New York Hospital ("NYH") in connection with identifying and collecting claims which may have been incorrectly underpaid in violation of New York State law. PCI did identify approximately $1.6 million of such underpayments and with the consent of, and on behalf of NYH, organized the appropriate legal actions in an effort to effectuate collection. Based upon the Company's successful results with other hospitals having smaller claims for the same violation of New York law, the Company expected the NYH legal actions to be collectible.

     In late December 1999, NYH notified the Company that it no longer sought collection of the underpayments and that the legal actions the Company had commenced on their behalf were to be discontinued.

     Accordingly, the receivables recorded by PCI in connection with this matter were written-off, resulting in PCI's bad debt expense for 1999 of approximately $600,000. Presently, the Company is evaluating its position in this matter.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3 - Investment in NetDIVE, Inc.

     During 1999, in an effort to expand its interests into the Internet and in e-commerce technology, the Company negotiated with an investment banker and with NetDIVE, Inc. whereby the investment banker agreed to raise sufficient funds from the sale of the Company's common stock to provide the Company with the capital needed to purchase a 33% interest in NetDIVE, Inc., a privately owned company specializing in collaborative communications on the Internet.

     In the early stages of this acquisition, the Company borrowed $300,000 (see
Note 6) which was used to provide $200,000 for the initial purchase of NetDIVE stock (equal to approximately 1.8% of NetDIVE), and to provide the Company with $100,000 of working capital. The investment banker was unable to raise the required capital in a timely fashion and, accordingly, NetDIVE attempted to renegotiate the terms of the Company's investment.


NOTE 4 - Accounts Payable and Accrued Expenses

     At December 31, 1999 and 1998, accounts payable and accrued expenses consisted primarily of legal fees of $328,000 and $360,000, respectively, commissions of $44,000 and $56,000, respectively, and payroll taxes of $183,000 and $342,000, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 5 - Film Licenses

     At December 31, 1999 and 1998 film licenses amounted to $2,887,267 and $2,939,959, respectively. These reflect the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses. Such amortization amounted to $371,831 and $319,139 at December 31, 1999 and 1998, respectively.

     The Company has directed predominantly all its time and efforts toward building the healthcare segment of the business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. Revenues grew in 1999 to 137,036 from $46,000 in 1998. Growth in revenues from the sale of film licenses is expected to continue in 2000.

     Initially, the Company is promoting its film library in the Internet markets as well as domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate foreign markets, subject to the Company capital resources.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5 - Film Licenses (Continued)

     Based upon the Company's estimates of future revenue as of December 31, 1999, approximately 25% of the amortized film licenses will be amortized during the three years ended December 31, 2002. Management expects that greater than 60% of the film licenses applicable to related television and films will be amortized by 2004.

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


NOTE 6 - Notes Payable

     The composition of Notes Payable at December 31, 1999 and 1998, was as follows:

                                                       1999           1998
                                                       ----           ----
Demand Note bearing interest at varying rates
  of up to 2% per month                             $  6,354        $ 58,387

6% Convertible Secured Promissory Note
  maturing in January, 2001                          300,000            -

Settlement agreements and arbitration awards
  maturing at April 2001                             147,162         207,236

12% Convertible Secured Promissory Notes
  maturing on June 30, 1999 (see Note 8)                -             68,700

Capital equipment loans maturing January 1999
  bearing interest at varying rates to 9.0%             -              1,069
                                                    --------        --------
                                                     453,516         335,392

Less current portion ............................     52,910         168,725
Long term portion ...............................   $400,606        $166,667
                                                    ========        ========

NOTE 7 - Producer's Minimum Guarantees and Participations

     Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees and producer's participations were $11,958 at December 31, 1999. During 1999, the Company reduced its obligations to producers by $53,000.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - Producer's Minimum Guarantees and Participations (Continued)

     The following schedule summarizes the maturities of the balances at December 31, 1998:
                             2000            $    -
                             2001               5,784
                             2002                   8
                             2003               6,166
                                             --------
                                             $ 11,958
                                             ========

NOTE 8 - Shareholders' Equity

     Throughout 1999 and 1998, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $757,322 for 1,538,719 shares, and $150,000 for 90,775 shares of common stock in 1999 and 1998, respectively.

     In connection with payments to creditors for notes payable and indebtedness to producers (including for the acquisition of films), the Company issued 65,625 and 1,490,096 shares, valued at $32,600 and $118,800, in 1999 and 1998, respectively. In connection with payables for operating activities, the Company issued 819,631 shares, valued at $294,741, and 416,241 shares valued at $332,704 in 1999 and 1998, respectively. During 1998, as compensation to its Board of Directors, the Company issued 47,000 shares of common stock, valued at $17,625.

     Also, in 1999 and 1998, the Company issued 104,585 shares and 23,000 shares to employees as compensation, valued at $55,540 and $11,040, respectively.

     All shares issued in 1999 and 1998, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

     Net (loss) per common share for 1999 and 1998 has been computed by dividing net (loss), after preferred stock dividend requirements of $10,259 in 1999 and $56,136 in 1998, by the weighted average number of common shares outstanding throughout the year of 4,883,783 and 1,500,511, respectively.

  Options Granted

     In January 1994, in connection with an amendment to the Employment Agreement for the President and Chief Executive Officer, the Company issued options to purchase 5,000 shares of common stock at $20.35 per share, 110% of the market value at the effective date (see Note 9). The options are for a term of five years. At December 31, 1999, none of the options had been exercised. In January 2000, all the options expired.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - Shareholders' Equity (Continued)

 Options Granted (Continued)

     On November 24, 1998, the Company issued to the members of the Board of Directors and officers of the Company, options to purchase 445,000 shares of the Company's common stock for $.375 per share. The term of the options are five years. As of December 31, 1999, 110,000 remain unexercised. Additionally, on November 24, 1998, the Company issued options to purchase 180,000 shares of the Company's common stock to three consultants (60,000 to each) for $.48 per share for services performed for the Company. The term of the options are five years. As of December 31, 1999, 60,000 remain unexercised. Further, on November 24, 1998, the Company issued to the Chairman of the Board and President options to purchase 189,880 shares of the Company's common stock for $.375 per share in recognition of his success in raising funds for the Company during 1998. The term of these options are five years. At December 31, 1999, none of the options were outstanding.

     On May 17, 1999, the Company issued options to purchase shares of the Company's common stock as follows: 240,000 to the Board of Directors; 41,667 to the President of the Company and 25,000 to an employee of the Company. These options issued in recognition of the services provided to the Company, have an exercise price of $.48 and a five year term through May 17, 2004. As of December 31, 1999, 155,000 options remain unexercised.

     Additionally on May 17, 1999, the Company issued 41,667 options to the Company's President in recognition of his successful efforts in raising additional capital for the Company. The options had an exercise price of $.48 and were all exercised during 1999.

     On June 23, 1999, the Company issued 21,875 options to the Company's President in recognition of having raised additional capital for the Company. The shares had an exercise price of $.48 with a five year term through June 22, 2004. As of December 31, 1999, none of the options were outstanding.

     On December 30, 1999, the Company issued options to purchase shares of the Company's common stock as follows: 120,000 to consultants for services provided to the Company, 100,000 to the Board of Directors in recognition of their efforts and 230,000 to the President of the Company, and a board member in recognition of their efforts in connection with the acquisition of the Company's interest in NetDIVE, Inc.

Convertible Preferred Stock

     The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value, thereafter. Further, each share of the Preferred Stock is convertible at the holder's option into 0.4 shares of Common Stock.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - Shareholders' Equity (Continued)

Convertible Preferred Stock (Continued)

     On March 16, 1999, the Company made a self-tender for all of the 233,900 outstanding shares of 12% Non-Voting Convertible Redeemable Preferred Stock (the "12% Preferred") for 475,777 shares of the Company's common stock. As a result, 191,153 shares of preferred stock were redeemed for 315,403 shares of the Company's common stock.

     At December 31, 1999, 42,747 shares of the Preferred Stock were outstanding. Pending effectiveness of a post-effective amendment to the Company's registration statement, the outstanding Preferred Stock cannot be converted.

     The 12% Preferred presently entitle the holder to convert to 0.04 shares of common stock, par value $.001, of the Company, and the accrued dividend, before conversion, of 12% per annum, payable, when declared by the Board of Directors, in cash or stock at the Company's option, per share of 12% Preferred. The total cash value of the arrearage of unpaid dividends as of December 31, 1999 is $89,769.

 Warrants

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

     At December 31, 1999, all warrants were outstanding. In connection with the investment banking agreement and the services provided to complete that agreement, the Company issued to a consultant, warrants to purchase 1,135 shares of the Company's common stock at an exercise price of $6.75 per share. These warrants are exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. At December 31, 1999, all warrants were outstanding.

     On November 24, 1998, the Company entered into a consulting agreement whereby the consultant will perform corporate finance, provide due diligence on mergers and acquisition candidates, and assist the Company on internal structuring and the placement of new debt and equity issues. In consideration, the Company granted warrants to purchase 300,000 shares of the Company's common stock at $.05 per share. The warrants became available 50% immediately and 50% after 90 days from the date of the agreement. The term of the warrants are three years. At December 31, 1999, all the warrants had been exercised.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - Shareholders' Equity (Continued)

 Warrants (Continued)

     On October 5, 1999, the Company entered into an investment advisory agreement whereby the investment advisor will provide introductions to the financial community, assist in raising capital, provide merger and acquisition candidates, provide other advisory services. In consideration, the Company granted warrants to purchase 250,000 shares of the Company's common stock at $4.00 per share. The term of the warrants are five years and expire on October 14, 2004. At December 31, 1999, none of the warrants were exercised.

 Convertible Debt

     During July and August of 1997, the Company issued a series of 12% Secured Convertible Promissory Notes which, in the aggregate, amounted to $100,000 (see
Note 6). The notes are secured by the Company's Film Licenses, as well as the personal guarantee, as to payment, of the President and Chief Executive Officer. During 1998, $31,300 of the Notes were paid. At December 31, 1998 the Company had loans remaining of $68,700. During 1999, the remaining loans were paid.

NOTE 9 - Related Parties

     The Company paid rent under one sub-lease during 1999 and two sub-leases during 1998 to companies affiliated with the Chief Executive Officer. The rents paid and terms under the subleases were substantially the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 1999, and 1998 was approximately $72,400 and $77,000, respectively (see Note 10). In prior years, the Company made advances to or received advances from the affiliates for working capital requirements. As a result, at December 31, 1999, the balances from one affiliate was approximately $4,400 and the balance due from the second affiliate was approximately $4,800.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a ten year license period, which expires on June 5, 2003. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 1999 and 1998, no payments were made to the affiliate, and no revenue was recognized.

     The Company owns distribution rights to two films which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company has received no revenue relating to these films during 1999 and 1998.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - Related Parties (Continued)

     Throughout 1999, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due from the officer was $143,000. The net outstanding balance due from the officer at December 31, 1999, was $3,900.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer (see Note 8), was issued 467,267 shares of common stock, valued at $71,301. Additionally, during 1999, the Company's President received options for 383,542 shares at prices from $0.48 to $0.68 per share. These options were issued for services as a Board of Directors member and for additional efforts on behalf of the Company. Further, the Company issued options for 250,000 shares to other non-employee directors.

 NOTE 10 - Commitments and Contingencies

 Leases

     The Company leased its New York office facilities under a sublease. The Florida office lease was paid on a month to month basis through September 1998 at which time it was closed. The New York lease expires in May 2002 (see Note
9). Future minimum annual base rental commitments as of December 31, 1998 are as follows:

                         2000     $ 63,988
                         2001       66,014
                         2002       27,013
                                   --------
                                  $157,015
                                  ========

 License Agreements

     In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

 Employment Agreements

     Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 1999 was approximately $178,000. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 10 - Commitments and Contingencies (Continued)

 Employment Agreements

     Due to a working capital deficit, the Company is unable to pay the entire salary in cash to Mr. Hreljanovic pursuant to his employment agreement. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept and the Board of Directors has approved the issuance of shares of the Company's common stock as payment for up to 40% of his unpaid salary during 1999 and 1998. During 1999, the Company issued 190,136 shares of stock in lieu of cash payments for Mr. Hreljanovic's salary. Additionally, the Company issued options for 383,542 shares of stock to Mr. Hreljanovic as compensation for his services as a member of the Board of Directors, and for other efforts on behalf of the Company (see Note 8). The Company issued 187,636 shares of common stock to Mr. Hreljanovic in 1998 to liquidate the amount owed to him for his 1998 and 1997 salary and 57,641 shares of common stock as additional compensation for achieving certain performance benchmarks for obtaining new hospital contracts.

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

     Mr. Vazquez, former President of PCI, had an employment agreement which terminated on June 30, 2000. Under the terms of his agreement, as amended, Mr. Vazquez received options to purchase shares of the Company's common stock. Effective December 1999, Mr. Vazquez and the Company agreed to an early termination of the Agreement (see Note 10). Accordingly, Mr. Vazquez surrendered all options previously issued to him and agreed to forego any stock or options to which he was entitled.

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - Commitments and Contingencies (Continued)

 Litigation

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. This matter was settled in April 1998 for a payment of $310,000 which is being paid out over four years ending April 20, 2001. The payment was secured by 93,320 shares of the Company's common stock (see Note 6).

Going Concern

As shown in the accompanying financial statements, the Company's:

*    Revenue decreased  sharply to $718,000 in 1999, from $1,421,000 in 1998;
*    Net loss was  ($1,537,000)  in 1999,  and  ($946,000)  in 1998;
* Working capital was negative ($312,000) at December 31, 1999 and was $69,000 at December 31, 1998.

     The fact that the Company continued to sustain losses in 1999; has negative working capital at December 31, 1999; and still requires additional sources of outside cash to sustain operations; continues to create uncertainty about the Company's ability to continue as a going concern.

     Management of the Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations, including moving into the Internet and e-commerce marketplace, and raising additional funds either through the issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2000 through public or private sales of securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - Incentive Compensation Plans

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - Incentive Compensation Plans (Continued)

1996 Stock Option Plan (Continued)

     Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. At December 31, 1999, all options under the Plan had been granted.

1998 Stock Option Plan

     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 1,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 1999, all options under the Plan had been granted.

1999 Stock Option Plan

     On December 27, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996 and 1998 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 1,500,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. No options have been granted under the Plan. At December 31, 1999, 605,000 options had been granted and 895,000 remain unissued.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - Incentive Compensation Plans (Continued)

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

                                                       1999             1998

Net income (loss) ................  As reported    $(1,536,709)     $  (945,862)
                                    Pro forma      $(2,280,618)     $(1,285,075)

Net income (loss) per common share  As reported    $     (0.32)    $      (0.67)
                                    Pro forma      $     (0.47)    $      (0.89)


NOTE 12 - Income Taxes

     For the years ended December 31, 1999 and 1998, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 1999, the Company has net operating loss carryforwards of approximately $6,942,000. These carryforwards expire as follows:

                         2006           $  490,000
                         2007            1,451,000
                         2008              165,000
                         2009              717,000
                         2010              231,000
                         2011              568,000
                         2012            1,107,000
                         2016              956,000
                         2017            1,257,000
                                        $6,942,000


     In accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $2,846,000, at December 31, 1999. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $2,846,000. Deferred tax assets at December 31, 1999 primarily reflect the tax effect of net operating loss carryforwards.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 13 - Acquisition of Nuclear Cardiac Imaging, Inc.

     On June 23, 1999, the Company completed its acquisition of 51% of Nuclear Cardiac Imaging, Inc. ("NCI"), a New York Corporation. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock in exchange for 250,000 shares of the Company's common stock valued at $156,000. A portion of the purchase price (including the 49% interest previously owned by the Company) has been allocated to assets acquired and liabilities assessed, based on estimated fair market value at the date of acquisition, while the balance of $409,886 was recorded as goodwill and is being amortized over forty years on a straight-line basis.

NOTE 14 - Business Segment Information

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

Financial information by business segment is as follows:

                                1999           1998
                                ----           ----
Revenue:
      Healthcare ........   $   580,594    $ 1,374,871
      Entertainment .....       137,036         46,000
                            -----------    -----------
                            $   717,630   $  1,420,871
                            ===========    ===========

                                 1999           1998
                                 ----           ----
 Operating Income (Loss):
      Healthcare ........   $  (749,663)  $     99,998
      Entertainment......       (15,783)       (93,930)
      Corporate .........      (771,263)      (951,930)
                            -----------    -----------
                            $(1,536,709)  $   (945,862)
                            ===========    ===========

Identifiable Assets:
     Healthcare .........   $ 3,069,067   $    674,416
     Entertainment ......      (464,671)     3,130,078
     Corporate ..........     8,137,360        760,501
                             ----------     ----------
                            $ 4,603,621   $  4,564,995
                             ==========     ==========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 14 - Business Segment Information (Continued)


Depreciation:
     Healthcare .........   $    33,853   $     16,036
     Corporate ..........         3,947          6,203
                             ----------     ----------
                            $    37,800   $     22,239
                             ==========     ==========

    Capital Expenditures:
     Healthcare .........   $      -      $     96,479
     Corporate ..........         6,584           -
                             ----------     ----------
                            $     6,584    $    96,479
                             ==========     ==========


NOTE 15 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 1999 and 1998:

1999                    First         Second          Third         Fourth

Revenue ............$  153,929    $   141,097    $   288,180    $   134,423
Gross profit .......   122,043        107,259        259,031         58,495
                       -------        -------        -------        -------
Net income (loss) ..$ (270,695)   $  (286,375)   $  (304,786)   $  (674,877)
                       =======         ======        =======        =======
Net income (loss)
per common share....$    (0.09)   $     (0.16)   $     (0.20)   $     (0.32)
                         =====          =====          =====          =====

1998                   First         Second          Third         Fourth

Revenue ............$  208,435    $   294,144    $   493,342    $   424,950
Gross profit .......   186,661        257,167        431,912        391,242
                       -------        -------        -------
-------
Net income (loss) ..  (233,603)   $  (484,459)   $   (31,768)   $  (196,032)
                       =======       ========       ========       ========
Net income (loss)
per common share ...$     (.26)   $      (.47)   $      (.03)   $      (.09)
                           ====           ====           ====           ====


NOTE 16 - Supplemental Cash Flow Information

     Cash paid for interest totaled $12,393 and $24,985 in 1999 and 1998, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 16 - Supplemental Cash Flow Information (Continued)

     During 1999, the following transactions occurred which did not require the use of cash but instead were paid by the issuance of the Company's common stock; payments to producers amounting to $32,600; officer's compensation of $71,301; employee compensation of $55,540; payment of corporate debt amounting to $734,822; certain corporate expenses amounting to $294,741.

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

NOTE 17 - Major Customers

     In 1999 and 1998, New York Hospital accounted for 20% and 51%, respectively, of the total revenue of the Company. No other customer accounted for greater than 10% of the Company's total revenue in 1998. In 1999, Maimonides Hospital and NY Downtown Hospital accounted for 17% and 12% of total revenue, respectively. Additionally, JPI sold film rights to Eyeblast, Inc., which accounted for 17% of total revenue.

NOTE 18 - Subsequent Events

     From January 1, 2000 to March 22, 2000, the Company issued 449,000 shares of common stock in connection with the conversion of convertible debentures, the payment of debt and the exercise of options. The debentures, which were issued and converted during the first quarter of 2000 provided the Company with $178,000.

     On March 21, 2000, the Company filed a registration statement on Form S-8 to register 1,500,000 options (and the underlying stock) to be granted under the Company's 1999 Stock Option Plan and to register 100,000 shares of the Company's common stock issuable upon exercise of options granted to a consultant in consideration of services rendered.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: March 30, 2000                        JUNIPER GROUP, INC.



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


Signatures                             Titles                       Date


By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
   --------------------------      President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)       March 30, 2000


By: /s/ Harold A. Horowitz          Director                    March 30, 2000
   -----------------------
   Harold A. Horowitz


By:/s/Marvin Rostolder              Director                    March 30, 2000
   -------------------
      Marvin Rostolder