Form 10QSB
period 2000-03-31
JUNIPER GROUP INC
filed 2000-05-15
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended March 31, 2000
                             ---------------------------------------------

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



     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, May 11, 2000, was 6,906,204 shares of common stock - $.001 par value.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

 PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                        March         December
                                                       31, 2000        31, 1999
                                                       --------       ---------
                                    ASSETS
Current Assets
  Cash ...........................................   $    15,553    $     3,290
  Accounts receivable - trade ....................       352,883        329,875
  Due from affiliates ............................          -                44
  Prepaid expenses and other current assets ......       213,482        206,514
  Due from officer ...............................          -             3,857
                                                     -----------    -----------
      Total current assets .......................       581,918        543,580
  Film licenses ..................................     2,887,267      2,887,267
  Property and equipment net of accumulated
    depreciation of $107,478 and $123,354
    respectively .................................       130,132        110,462
  Investment in NetDIVE, Inc......................       200,000        200,000
  Goodwill .......................................       559,886        409,886
  Other assets ...................................        78,151         82,620
                                                     -----------    -----------
                                                     $ 4,437,354    $ 4,233,815
                                                     ===========    ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $   658,024    $   796,104
  Notes payable - current ........................       371,886         52,910
  Due to affiliates ..............................         4,204            -
  Due to officer .................................        12,138            -
  Due to shareholders ............................         7,000          7,000
                                                     -----------      ---------
       Total current liabilities .................     1,053,252        856,014
  Notes payable - long term ......................       103,017        400,606
  Due to producers - long term ...................        11,958         11,958
                                                     -----------      ---------
        Total liabilities ........................     1,168,227      1,268,578
                                                     -----------      ---------
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 42,747 shares
   issued and outstanding at March 31, 2000,
   and December 31, 1999: aggregate liquidation
   preference, $85,494 at March 31, 2000
   and December 31, 1999, respectively...........          4,275          4,275
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 7,523,066 and 6,741,618
   issued and outstanding at March 30, 2000
   and December 31, 1999, respectively ...........         7,523          6,742
  Capital contributions in excess of par:
   Attributed to preferred stock .................        38,109         38,109
   Attributed to common stock ....................    11,914,042     11,409,017
  Retained earnings (deficit) ....................    (8,694,822)    (8,492,906)
                                                     -----------    -----------
   Total shareholders' equity ....................     3,269,127      2,965,237
                                                     -----------    -----------
                                                     $ 4,437,354    $ 4,233,815
                                                     ===========    ===========


                  See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                  March 31,         March 31,
                                                     2000              1999
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    247,190       $    153,929
     Entertainment and technology service.....        83,204               --
                                                ------------       ------------
                                                     330,394            153,929
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        19,430             31,886
     Entertainment and technology service.....        44,171               -
Selling, general and administrative expenses..       468,709            324,307
                                                ------------       ------------
                                                     532,310            356,193
                                                ------------       ------------

Net income (loss) before (loss) from
  minority interest...........................      (201,916)          (202,264)
(Loss) from minority interest.................          -               (68,431)
                                                ------------       ------------
Net income (loss) ............................  $   (201,916)      $   (270,695)
                                                ============       ============
Weighted average number of shares outstanding      7,044,801          3,368,323
                                                ============       ============

Basic earnings per share data:
Net income (loss) per common share              $      (0.03)      $      (0.08)
                                                ============       ============















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                   March 31,         March 31,
                                                     2000              1999
                                                  ---------          ---------
Operating Activities
Net income (loss) ............................   $   (201,916)     $   (270,695)
 Adjustments to reconcile net cash provided
  by operating activities:
Depreciation and amortization expense ........          7,299             7,010
Loss from minority interest ..................           -               68,431
 Payment of officer's compensation with equity         30,705            34,563
 Payment of various liabilities with equity ..        116,626            38,627
 Payment of employees compensation with equity           -               19,000
Changes in assets and liabilities:
 Accounts receivable .........................        (23,008)           82,468
 Prepaid expenses and other current assets ...         (6,968)           (1,940)
 Other assets ................................          4,469               605
 Due to/from officers and shareholders........         15,995           (22,439)
 Due from affiliates .........................          4,248               780
 Accounts payable and accrued expenses .......       (146,299)           63,119
                                                  -----------       -----------
 Net cash provided from (used for)
  operating activities .......................       (198,849)           19,529
                                                  -----------       -----------
Investing activities:
 Sale (purchase) of equipment ................        (18,750)           (2,386)
                                                  ___________       ___________
Financing activities:
 Investment in Nuclear Cardiac Imaging, Inc...           -             (125,686)
 Reduction in borrowings .....................       (199,363)          (22,317)
 Proceeds from borrowings ....................        220,750           100,000
 Payments to and on behalf of producers ......          7,100           (11,296)
 Proceeds from private placements ............        201,375             -
                                                  -----------      ------------
 Net cash provided from (used for)
   financing activities ......................        229,862           (59,299)
                                                 ------------      ------------
 Net increase (decrease) in cash .............         12,263           (42,156)
 Cash at beginning of period .................          3,290            48,925
                                                 ------------         ---------
 Cash at end of period .......................   $     15,553        $    6,769
                                                 ============         =========
Supplemental cash flow information:
  Interest paid ..............................   $        365        $    5,830
                                                 ------------      ------------









                 See Notes to Consolidated Financial Statements
                                       4

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                       Preferred Stock                         Common Stock
                    -------------------------           ----------------------------
                                     Capital                             Capital
                                   Contributions                       Contributions     Retained
                     Par Value       in excess         Par Value        in excess        Earnings
                      at $.10         of par           at $.001          of par          (Deficit)     Total
                    -----------  -----------------    -----------      -------------     ----------   --------
Balance
December 31, 1999   $   4,275    $      38,109        $    6,742       $11,409,017     $(8,492,906)   $2,965,237


Initial Capitalization
 of Computer Design
  Associates, Ltd.        -                -                 -               7,100           -             7,100

Acquisition of Computer
 Design Associates, Ltd.  -                -                  150          149,850           -           150,000

Shares issued as payment
 for various expenses     -                -                  116          116,510           -           116,626

Shares issued as
 compensation to
 officers-                -                -                   70           30,635           -            30,705

Shares issued from
 exercise of stock
 options ..               -                -                  176             (176)          -              -

Shares issued in
 private placements       -                -                  269          201,106           -           201,375

Net (loss) for the
 three months
 ended March 31, 2000     -                -                 -                 -          (201,916)     (201,916)
                      _______          _________         _______       ___________       _________     __________
Balance,
March  31, 2000     $   4,275         $   38,109       $   7,523       $11,914,042     $(8,694,822)   $3,269,127
                    =========         ==========       =========       ===========     ===========    ==========

























                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - Basis of Presentation:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's Form 10-KSB filed with SEC.

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

OVERVIEW
--------

     Juniper Group, Inc. (the "Company")is a Nevada Corporation. Its principal businesses are composed of two segments, 1) healthcare, and 2) entertainment and technology services: (i) the healthcare operations are conducted principally through PartnerCare, a subsidiary of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company. PartnerCare, Inc. ("PCI"), is a managed care revenue enhancement company providing various types of services such as: accounts receivable management, regulatory reimbursement compliance, charge-off reviews, revenue collections, and other related business office outsourcing services to newly evolved integrated hospital and physician markets.; and (ii) the entertainment and technology segment is conducted principally through 1)Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet media, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace; and 2)through Computer Design Associates, Ltd. ("CDA"), which is a wholly owned subsidiary of the Company. CDA, was acquired during the first quarter of 2000, is a systems integration company, providing, through strategic alliances, technology services in the areas of communications, Internet services, DSL, e-commerce, web developing and hosting. The Company's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

     On March 17, 2000, the Company acquired CDA. CDA provides the Company with the means to offer its customers the technology services needed to correct deficiencies in their communication and operation systems. The acquisition was completed by exchanging all of CDA's outstanding shares of common stock for 150,000 shares of the Company's common stock valued at $150,000, substantially all of which was recorded as Goodwill. Under the terms of the acquisition, as performance based consideration, the Company may become obligated to issue 300,000 additional shares of common stock, if certain projections are achieved at various times throughout the calendar year 2000.

     Further, due to the increasing demand for streaming of videos, as well as live entertainment product, the Company has begun introducing itself as a provider of such services to the entertainment industry. Accordingly, CDA has a high synergistic value to both the healthcare and entertainment industries in which the Company currently operates.

RESULTS OF OPERATIONS
---------------------

Three Months Ended  March 31, 2000 vs Three Months Ended  March 31, 1999
------------------------------------------------------------------------

     Revenue related to the Healthcare segment increased to $247,000 in the first quarter of 2000 from $154,000 in the first quarter of 1999, representing a 60% increase. The increase in revenue during the first quarter of 2000 was predominately attributed to the revenue from an increase in market penetration and a wider array of managed care clients for PCI.

     The entertainment and technology segment recognized $83,000 of revenue in the first quarter of 2000, which represents revenue from the technology sector and no revenue in 1999. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 2000. However, the Company has begun looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $19,000 in the first quarter of 2000 from $32,000 in the first quarter of 1999, a 41% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 8% from 21% in the first quarter of 1999. This was primarily due to certain fixed oeprating costs which increaed as a percentage of sales, when revenue is lower as in the first quarter of 1999.

     The entertainment and technology segment recognized operating costs of $44,000 in the first quarter of 2000, which was exclusively attributed to the technology service business. There were no operating costs for this segment in the first quarter of 1999.

     Selling, general and administrative expenses increased to $468,000 in the first quarter of 2000 from $324,000 in the first quarter of 1999, a 44% increase. This increase is primarily due to increases in salaries of $25,000, bad debt expenses of $16,000 and consulting expenses of $126,000, offset by a decrease in legal expenses of $41,000, and commission expense of $11,000. The increase in salaries was primarily due to the costs concerning the early termination of PCI's prior president's employment contract. The increase in consulting expenses was attributed to the engagement of a consultant in connection with the Company's continued and expanded efforts to grow through acquisitions, as well as, an additional consultant engaged to assist in the administration and operations of PCI in the transition from the prior president. The decrease in legal expense was due to the costs incurred in 1999 in connection with a potential corporate acquisition, as well as the costs reserved by PCI in connection with the NYPHRM engagements. The decrease in commissions was primarily due to the sales incurred in 1999 by PCI in connection with certain contracts. The increase in bad debt expense was due to a more conservative evaluation than in previous periods of the Company's accounts receivable. This conservative evaluation has caused the Company to record a greater allowance for certain types of accounts receivable related to its healthcare business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at March 31, 2000 was ($471,000), compared to working capital of ($312,000) at December 31, 1999. The ratio of current assets to current liabilities was 0.55:1 at March 31, 2000 and 0.64:1 at December 31, 1999. Cash flow used for operations during the first quarter of 2000 was $199,000, compared to cash flow provided by operations during the first quarter of 1999, of $20,000.

     Accounts receivable - trade increased to $353,000 at March 31, 2000 from $330,000 at December 31, 1999.

     Accounts payable decreased to $658,000 at March 31, 2000 from $777,000 at December 31, 1999.

     Although the Company plans to continue to expand both segments of its business to the extent that resources are available, particularly through the utilization of CDA's services, the Company has no firm material commitments for capital expenditures or film acquisitions.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2000. During the first quarter of calendar 2000, the Company has raised greater than $200,000 from the sale of its common stock or the issuance of corporate notes. Based upon the expected revenue of CDA, the Company expects the cash flow from this subsidiary to contribute positively by year end. However, the Company will require additional financing. Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     The Company currently does not have any bank lines of credit.

PART II:   OTHER INFORMATION

Item  2.  Changes  in  Securities

(a) The information disclosed in Item 4 below is incorporated herein by reference.

(b)  N/A

(c) Shares of Common Stock, $0.001 par value, sold through the first quarter of 2000 were as follows:

                           No.
Date         Purchaser   of Shares       Consideration                Exemption
-----------  ---------   ----------    ---------------------------    ---------
1/7-3/31/00   Officers     70,182      The President and CEO of the
                                       Company accepted common stock
                                       in lieu of accrued salary and
                                       other amounts owed to him in
                                       the amount of $30,705.               4(2)

1/12-1/31/00  Private
               Holders     41,111      Payment in cash                      4(2)

1/04-1/31/00  Private
               Holders    228,125      Satisfaction of indebtedness         4(2)

1/01-3/31/00  Vendors     116,355      Vendors accepted common stock in
                                       lieu of unpaid fees in the amount
                                       of $116,626.                         4(2)

3/31/2000     Private
               Holders    150,000      100% of the outstanding common
                                       stock of CDA                         4(2)
______________________

Item 3.  Defaults Upon Senior Securities

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1, December 1, and March 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999 and the payment due on March 1, 2000 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the
Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends at March 31, 2000, was $92,334.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
 (a) Exhibits

Exhibit                  Description

10.7     Computer Design Associates, Ltd. Stock Purchase Agreement.

27.1  Financial Data Schedule

(b)      Reports on Form 8-K.

         NONE

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date:___________________________



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