Form 10QSB
period 2000-06-30
JUNIPER GROUP INC
filed 2000-08-11
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended June 30, 2000
                             ---------------------------------------------

                             Commission file number    0-19170


                              JUNIPER GROUP, INC.
 -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      Nevada                                               11-2866771
------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

           111 Great Neck Road, Suite 604, Great Neck, New York 11021
------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 829-4670
------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, August 7, 2000, was 8,049,996 shares of common stock - $.001 par value.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                        June           December
       Assets                                        30, 2000          31, 1999
       ------                                        --------          --------
Current Assets
  Cash ........................................... $     6,505      $     3,290
  Accounts receivable - trade ....................     418,867          329,875
  Due from affiliates ............................        -                  44
  Investment in NCI ..............................        -                 -
  Prepaid expenses and other current assets ......     263,933          206,514
  Due from officer ...............................        -               3,857
                                                   -----------      -----------
      Total current assets .......................     689,305          543,580
  Film licenses ..................................   2,887,267        2,887,267
  Property and equipment net of accumulated
    depreciation of $120,171 and $123,354
    respectively .................................     245,214          110,462
  Investment in NetDIVE, Inc......................     200,000          200,000
  Goodwill .......................................     559,886          409,886
  Other assets ...................................      82,739           82,620
                                                     ---------        ---------
                                                   $ 4,664,411      $ 4,233,815
                                                   ===========      ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses .......... $   742,010      $   796,104
  Notes payable - current ........................     349,125           52,910
  Due to officer - ...............................      51,873             -
  Due to producers - current .....................        -                -
  Due to affiliates ..............................        442              -
  Due to shareholders ............................       7,000            7,000
                                                   -----------      -----------
       Total current liabilities .................   1,150,450          856,014
Due to producers - long term .....................      11,958           11,958
Notes payable - long term ........................     104,165          400,606
                                                  ------------     ------------
       Total liabilities .........................   1,266,573        1,268,578
                                                  ------------     ------------
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 34,817 and 42,747 shares
   issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively: aggregate
   liquidation preference, $69,634 and $85,494 at
   June 30, 2000 and December 31, 1999,
   respectively ..................................       3,482            4,275
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 8,289,481 and 6,741,618
   issued and outstanding at June 30, 2000
   and December 31, 1999, respectively  ...........      8,289            6,742
  Capital contributions in excess of par:
   Attributed to preferred stock .................      31,039           38,109
   Attributed to common stock .................... $12,246,894       11,409,017
  Retained earnings (deficit) ....................  (8,891,866)      (8,492,906)
                                                   -----------       ----------
   Total shareholders' equity ....................   3,397,838        2,965,237
                                                   -----------       ----------
                                                   $ 4,664,411      $ 4,233,815
                                                   ===========      ===========


                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   June 30,           June 30,
                                                     2000              1999
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    145,641       $    141,097
     Entertainment and technology services....        49,360               -
                                                ------------       ------------
                                                     195,001            141,097
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        24,138             29,189
     Entertainment and technology services....        28,371              4,650
Selling, general and administrative expenses .       339,536            362,516
                                                ------------       ------------
                                                     392,045            396,355
                                                ------------       ------------

Net income (loss)before income (loss)from
  minority interest...........................      (197,044)          (255,258)

Income (loss) from minority interest .........         -                (31,117)
                                                ------------       ------------
Net income (loss).............................  $   (197,044)      $   (286,275)
                                                ============       ============
Weighted average number of shares outstanding      7,881,593          4,060,460
                                                ============       ============
Net income (loss) per common share              $      (0.03)      $      (0.07)
                                                ============       ============















                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                        Six Months Ended
                                                   June 30,           June 30,
                                                     2000              1999
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    392,831      $    295,026
     Entertainment and technology services....       132,564              --
                                                ------------       ------------
                                                     525,395            295,026
Operating Costs:
     Healthcare ..............................        43,568             61,075
     Entertainment and technology services....        72,542              4,650
Selling, general and administrative expenses .       808,245            686,823
                                                 ------------       -----------
                                                     924,355            752,548
                                                 ------------       -----------

Net income (loss) before income (loss)from
 minority interest ...........................      (398,960)          (457,522)

Income (loss) from minority interest .........          -               (99,548)
                                                ------------       ------------
Net income (loss) ............................  $   (398,960)      $   (557,070)
                                                ============       ============
Weighted average number of shares outstanding      7,463,197          3,716,304
                                                ============       ============
Net income (loss) per common share              $      (0.05)      $      (0.15)
                                                ============       ============

















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                    June 30,         June 30,
                                                     2000              1999
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $   (398,960)     $   (557,070)
 Adjustments to reconcile net cash provided
  by operating activities:
 Settlement expense ..........................                             -
 Depreciation expense ........................          7,732            14,138
 Gain on disposition of assets ...............           -                  -
 Loss from minority interest..................           -               99,548
 Payment of officer's compensation with equity         30,705            64,189
 Payment of various liabilities with equity ..        213,981            57,551
Payment of employees compensation with equity            -               20,384
Changes in assets and liabilities:
 Accounts receivable .........................        (88,992)           59,992
 Prepaid expenses and other current assets ...        (57,419)           (1,440)
 Other assets ................................           (119)          (13,327)
 Due to/from officers ........................         55,730           (41,010)
 Due from affiliates .........................            486              (509)
 Accounts payable and accrued expenses .......        (61,440)          180,683
                                                 ------------         ---------
 Net cash provided from (used for)                   (298,296)         (116,871)
   operating activities ......................   ------------         ---------

Investing activities:
 Sale (purchase) of equipment ................       (142,484)           (2,386)
                                                 ------------         ---------
Financing activities:
 Investment in Nuclear Cardiac Imaging........          -              (170,893)
 Reduction in borrowings .....................        (25,000)         (103,455)
 Proceeds from borrowings ....................         32,120           358,700
 Payments to and on behalf of producers ......          -               (25,092)
 Initial Capitalization of CDA ...............          7,100              -
 Proceeds from private placements ............        429,775            15,000
                                                 ------------         ---------
 Net cash provided from (used for)
   financing activities ......................        443,995            74,260
                                                 ------------         ---------
 Net increase (decrease in cash) .............          3,215           (44,997)
 Cash at beginning of period .................          3,290            48,925
                                                 ------------         ---------
 Cash at end of period .......................   $      6,505         $   3,928
                                                 ============         =========

Supplemental cash flow information:
  Interest paid ..............................   $        365         $  10,358
                                                  -----------         ---------


                 See Notes to Consolidated Financial Statements


                                                          JUNIPER GROUP, INC.
                                                       AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Preferred Stock                  Common Stock
                     --------------------------         ----------------------------
                                        Capital                       Capital
                                     Contributions                  Contributions     Retained
                      Par Value        in excess        Par Value     in excess       Earnings
                      at $.10            of par         at $.001       of par         (Deficit)      Total
                     -------------   -------------      ---------    -------------    ---------     -------

Balance,
December 31, 1999    $  4,275        $   38,109        $  6,742      $11,409,017      $(8,492,906)  $ 2,965,237


Equity  of Computer
Design Associates,
Ltd. at acquisition      -                 -               -               7,100           -              7,100

Acquisition of
Computer Design
Associates, Ltd.         -                 -                150          149,850           -            150,000

Shares issued as
payment for
various expenses ..      -                 -                268          213,713           -            213,981

Shares issued as
compensation
to officers ..           -                 -                 70           30,635           -             30,705

Shares issued from
exercise of
stock options ..         -                 -                 270            (270)          -               -

Shares issued in
private placements       -                 -                 726         429,049           -            429,775

Conversion of
preferred stock to
common stock           (793)            (7,070)               63           7,800           -               -

Net (loss)for the
six months
Ended June 30, 2000      -                 -                  -              -        (398,960)        (398,960)

                    _______           _________           _______    ___________     _________       __________

Balance,
June  30, 2000    $    3,482         $  31,039           $ 8,289     $12,246,894   $(8,891,866)     $ 3,397,838





















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

OVERVIEW
--------

     Juniper Group, Inc. (the "Company")is a Nevada Corporation. Its principal businesses are composed of two segments, 1) healthcare, and 2) entertainment and technology services: (i) the healthcare operations are conducted principally through PartnerCare, a subsidiary of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company. PartnerCare, Inc. ("PCI"), is a managed care revenue enhancement company providing various types of services such as: accounts receivable management, regulatory reimbursement compliance, charge-off reviews, revenue collections, and other related business office outsourcing services to newly evolved integrated hospital and physician markets; and (ii) the entertainment and technology segment is conducted principally through 1)Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet media, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace; and 2)through Computer Design Associates, Ltd. ("CDA"), which is a wholly owned subsidiary of the Company. CDA, was acquired during the first quarter of 2000, is a systems integration company, providing, through strategic alliances, technology services in the areas of communications, Internet services, DSL, e-commerce, web developing and hosting. The Compan's operations are based at 111 Great Neck Road, Suite 604, Great Neck, New York 11021.

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

RESULTS OF OPERATIONS

Three Months Ended  June 30, 2000 Vs Three Months Ended  June 30, 1999
----------------------------------------------------------------------

     Revenue related to the Healthcare segment increased to $146,000 in the second quarter of 2000 from $141,000 in the second quarter of 1999, representing a 4% increase. The revenue during the second quarter of 2000 was predominately attributed to sustaining the Company's level of market penetration.

     The entertainment and technology segment recognized $49,000 of revenue in the second quarter of 2000, which represents revenue from the technology sector and no revenue in 1999. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 2000. However, the Company is looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $24,000 in the second quarter of 2000 from $29,000 in the second quarter of 1999, a 17% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 16% in the second quarter of 2000 from 21% in the second quarter of 1999. This was primarily due to certain fixed operating costs which increased as a percentage of sales when revenue is lower, as in the second quarter of 1999.

     The entertainment and technology segment recognized operating costs of $28,000 in the second quarter of 2000, which was exclusively attributed to the technology service business. There were minimal operating costs for this segment in the second quarter of 1999.

     Selling, general and administrative expenses decreased to $340,000 in the second quarter of 2000 from $363,000 in the second quarter of 1999, a 6% decrease. This decrease is primarily due to increase in consulting of $48,000 and the additional expenses attributed to CDA of $58,000, offset by decrease in salaries of $62,000, legal expenses of $65,000 and commissions of $13,000. The decrease in salaries was primarily due to the early termination of PCI's prior president's employment contract. The increase in consulting expenses was attributed to the engagement of a consultant in connection with the Company's continued and expanded efforts to grow through acquisitions, as well as, an additional consultant engaged to assist in the administration and operations of PCI in the transition from the prior president. The decrease in legal expense was due to the costs incurred in 1999 in connection with a potential corporate acquisition, as well as the costs reserved by PCI in connection with the NYPHRM engagements. The decrease in commissions was primarily due to the sales incurred in 1999 by PCI in connection with certain contracts.

Six  Months  Ended  June  30,  2000  vs Six  Months  Ended  June  30,  1999
---------------------------------------------------------------------------

     Revenue related to the Healthcare segment increased to $393,000 through the second quarter of 2000 from $295,000 through the second quarter of 1999, representing a 33% increase. The increase in revenue through the second quarter of 2000 was predominately attributed to the revenue from an increase in market penetration.

     The entertainment and technology segment recognized revenue of $133,000 through the second quarter of 2000, and no revenue through the second quarter of 1999. This revenue was completely attributable to the technology sector. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 2000. However, the Company is looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $44,000 through the second quarter of 2000 from $61,000 in the second quarter of 1999, a 28% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 11% through the second quarter of 2000 from 21% through the second quarter of 1999. The decrease is due to the fact that certain fixed operating costs increased as a percentage of sales when revenue is lower, as in the first six months of 1999.

     Selling, general and administrative expenses increased to $808,000 through the second quarter of 2000 from $687,000 through the second quarter of 1999, an 18% increase. This increase is primarily due to increases in consulting expense of $174,000 and the additional expenses associated with CDA of $83,000, offset by decreases in legal expense of $106,000 and commissions of $13,000. The increase in consulting expenses was attributed to the engagement of a consultant in connection with the Company's continued and expanded efforts to grow through acquisitions, as well as, an additional consultant engaged to assist in the administration and operations of PCI in the transition from the prior president. The decrease in legal expense was due to the costs incurred in 1999 in connection with a potential corporate acquisition, as well as the costs reserved by PCI in connection with the NYPHRM engagements. The decrease in commissions was primarily due to the sales incurred in 1999 by PCI in connection with certain contracts.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 2000 was ($461,000), compared to working capital of ($312,000) at December 31, 1999. The ratio of current assets to current liabilities was 0.60:1 at June 30, 2000 and 0.64:1 at December 31, 1999. Cash flow used for operations through the second quarter of 2000 was $(298,000), compared to cash flow used by operations through the second quarter of 1999, of $(117,000).

     Accounts receivable - trade increased to $419,000 at June 30, 2000 from $330,000 at December 31, 1999.

     Accounts payable decreased to $742,000 at June 30, 2000 from $796,000 at December 31, 1999.

     Although the Company plans to continue to expand both segments of its business to the extent that resources are available, particularly through the utilization of CDA's services, the Company has no firm material commitments for capital expenditures or film acquisitions.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2000. During the second quarter of calendar 2000, the Company has raised greater than $400,000 from the sale of its common stock or the issuance of corporate notes.

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

(b)  N/A

(c) Shares of Common Stock, $0.001 par value, sold through the second quarter of 2000 were as follows:

                            No.
Date         Purchaser   of Shares         Consideration                     Exemption
-----------  ---------   ----------     -----------------------------     ----------

4/4-6/30/00  Private
             Holders     456,800        Payment in cash                         4(2)

4/30-6/30/00 Vendors     151,525        Vendors accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $97,355.                             4(2)

5/16-6/30/00 Private      94,650        Exercise of Options                     4(2)
             Holders

4/12-6/30/00 Private      63,440        Conversion of preferred stock to
             Holders                    common stock                            4(2)
______________________


Item 3.  Defaults Upon Senior Securities

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on June 1, September 1, December 1, March 1, and June 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999 and the payment due on June 1, 2000 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the
Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends at June 30, 2000, was $64,417.

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



                                        JUNIPER GROUP, INC.



Date:___________________________



                                        By:
                                           ------------------------
                                            Vlado P. Hreljanovic
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Acting
                                            Chief Financial Officer