Form 10QSB
period 2000-09-30
JUNIPER GROUP INC
filed 2000-11-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB





QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                             For the quarterly period ended September 30, 2000
                             -------------------------------------------------

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, November 3, 2000, was 8,616,738 shares of common stock - $.001 par value.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                    September        December
       Assets                                        30, 2000        31, 1999
                                                    ---------        ----------
Current Assets
  Cash ........................................... $     6,903      $     3,290
  Accounts receivable - trade ....................     479,642          329,875
  Prepaid expenses and other current assets ......     219,516          206,558
  Due from officer ...............................        -               3,857
                                                   -----------      -----------
      Total current assets .......................     706,061          543,580
  Film licenses ..................................   2,887,267        2,887,267
  Property and equipment net of accumulated
    depreciation of $134,360 and $123,354
    respectively .................................     260,976          110,462
  Investment in NetDIVE, Inc......................     200,000          200,000
  Goodwill .......................................     559,886          409,886
  Other assets ...................................      78,842           82,620
                                                   -----------      -----------
                                                   $ 4,693,032      $ 4,233,815
                                                   ===========      ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses .......... $   876,101      $   796,104
  Notes payable - current ........................      75,180           52,910
  Due to officer - ...............................      90,905             -
  Due to shareholders ............................       7,000            7,000
                                                   -----------      -----------
       Total current liabilities .................   1,049,186          856,014
Due to producers - long term .....................      12,186           11,958
Notes payable - long term ........................      78,857          400,606
                                                   -----------      -----------
       Total liabilities .........................   1,140,229        1,268,578
                                                   -----------      -----------
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized, 34,817 and 42,747 shares
   issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively: aggregate
   liquidation preference, $69,634 and $85,494 at
   September 30, 2000 and December 31, 1999,
   Respectively ...................................      3,482            4,275
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 9,076,810 and 6,741,618
   issued and outstanding at September 30, 2000
   and December 31, 1999, respectively  ...........      9,077            6,742
  Capital contributions in excess of par:
   Attributed to preferred stock .................      31,039           38,109
   Attributed to common stock .................... $12,676,575       11,409,017
  Retained earnings (deficit) ....................  (9,167,370)      (8,492,906)
                                                   -----------      -----------
   Total shareholders' equity ....................   3,552,803        2,965,237
                                                   -----------      -----------
                                                   $ 4,693,032      $ 4,233,815
                                                   ===========      ===========




                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                September 30,      September 30,
                                                     2000              1999
                                                ------------       ------------
Revenues:
        Healthcare ............................ $     78,446       $    276,181
        Entertainment and technology services..      105,767             12,000
                                                ------------       ------------
                                                     184,213            288,181
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        15,269             29,149
     Entertainment and technology services....       117,359               -
Selling, general and administrative expenses .       327,089            563,817
                                                ------------       ------------
                                                     459,717            592,966
                                                ------------       ------------

Net income (loss) before income (expense)
  from minority interest......................      (275,504)          (304,785)
Income (expense) from minority interest.......          -                  -
                                                ------------       ------------
Net income (loss) ............................  $   (275,504)          (304,785)
                                                ============       ============
Weighted average number of shares outstanding      8,616,479          5,574,522
                                                ============       ============
Net income (loss) per common share              $      (0.03)      $      (0.06)
                                                ============       ============
















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                        Nine Months Ended
                                                September 30,      September 30,
                                                     2000              1999
                                                ------------       ------------
Revenues:
        Healthcare ...........................  $    471,277       $    571,207
        Entertainment and technology services.       238,331             12,000
                                                ------------       ------------
                                                     709,608            583,207
Operating Costs:
     Healthcare ..............................       58,837              90,224
     Entertainment and technology services....       189,901              4,470
Selling, general and administrative expenses .     1,135,334          1,250,820
                                                ------------       ------------
                                                   1,384,072          1,345,514
Net income (loss) before income (expense)
     from minority interest...................      (674,464)          (762,307)
Income (expense) from minority interest.......          -               (99,548)
                                               -------------       ------------
Net income (loss) ............................  $   (674,464)       $  (861,855)
                                                ============       ============
Weighted average number of shares outstanding.     7,847,624          4,342,516
                                                ============       ============
Net income (loss) per common share............  $      (0.09)      $      (0.20)
                                                ============       ============





















               See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     2000              1999
                                                -------------      ------------
Operating Activities:
Net income (loss) .............................   $   (674,464)   $    (861,855)
 Adjustments to reconcile net cash provided
  by operating activities:
 Depreciation expense .........................         25,960           20,798
 Loss from minority interest ..................           -              99,548
 Payment of officer's compensation with
  equity.......................................         30,705           71,301
 Payment of various liabilities with equity ..         231,157          153,750
 Payment of employees compensation with equity            -              20,384
Changes in assets and liabilities:
 Accounts receivable ..........................       (149,767)         (35,564)
 Prepaid expenses and other current assets.....         65,216           69,894
 Other assets .................................          3,778          (13,326)
 Due to/from officers and shareholders.........         94,762           22,964
 Due from affiliates ..........................           (566)            (551)
  Accounts payable and accrued expenses........         10,358           (8,576)
                                                  ------------     ------------
 Net cash provided from (used for)
  operating activities ........................       (362,861)        (461,233)
                                                  ------------     ------------

Investing activities:
 Development of software ......................       (117,248)            -
 Sale (purchase) of equipment .................        (59,226)          (6,584)
                                                --------------     ------------
 Net cash provided from (used for)
  investing activities ........................       (176,474)          (6,584)
                                                 -------------     ------------
Financing activities:
  Investment in Nuclear Cardiac Imaging, Inc....          -            (170,893)
  Investment in NetDIVE, Inc. ..................          -            (200,000)
  Reduction in borrowings ......................       (25,000)        (112,140)
  Proceeds from borrowings......................        32,120          870,200
  Payments to and on behalf of producers .......           228          (25,092)
  Initial capitalization of CDA ................         7,100             -
  Proceeds from exercise of options ............          -              45,000
  Proceeds from private placements .............       528,500           15,000
                                                  ------------      -----------
  Net cash provided from (used for)
   financing activities ........................       542,948          422,075
                                                  ------------      -----------
  Net increase (decrease) in cash ..............         3,613          (45,742)
  Cash at beginning of period ..................         3,290           48,925
                                                  ------------      -----------
  Cash at end of period ........................ $       6,903       $    3,183
                                                  ============      ===========
Supplemental cash flow information:
  Interest paid ............................... $          365       $   11,709
                                                  ------------     ------------





                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                              Preferred Stock                            Common Stock
                       ---------------------------                ----------------------------
                                           Capital                             Capital
                                         Contributions                      Contributions       Retained
                      Par Value           in excess         Par Value        in excess          Earnings
                      at $.10              of par           at $.001          of par           (Deficit)            Total
                     ----------       ---------------       ---------      --------------  ----------------     -------------

Balance,
December 31, 1999  $      4,275       $      38,109         $   6,742      $11,409,017      $(8,492,906)        $  2,965,237


Initial capitalization
of Computer Design
 Associates, Ltd.            -                  -                -               7,100           -                     7,100

Acquisition of Computer
Design Associates, Ltd.      -                  -                 150          149,850           -                   150,000

Shares issued as payment
for various expenses ..      -                  -                 305          245,420           -                   245,725

Shares issued as
compensation to officers     -                  -                  70           30,635           -                    30,705

Shares issued from
exercise of stock options    -                  -                 464             (464)          -                      -

Shares issued in private
placements ......            -                  -                 983          527,517           -                   528,500

Shares issued for the
conversion of debt
to equity                    -                  -                 300          299,700           -                   300,000

Conversion of preferred
stock to common stock        (793)             (7,070)             63            7,800           -                      -

Net (loss) for the six
months ended
September 30, 2000.....      -                  -                  -             -           (674,464)              (674,464)

                          _______           _________        ________     ____________      _________             __________

Balance,
September  30, 2000  $      3,482         $    31,039          $9,077     $ 12,676,575    $(9,167,370)           $ 3,552,803
                          =======         ===========        ========     ============    ===========            ===========







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

Item 2  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the Company's historical lack of profitability, the Company's need for additional financing, competition in the managed healthcare and in the entertainment and technology services industry, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2000 Vs Three Months Ended September 30, 1999
------------------------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $78,000 in the third quarter of 2000 from $276,000 in the third quarter of 1999, representing a 72% decrease. The decrease in revenue during the third quarter of 2000 was predominately attributed to the discontinued NYPHRM Project.

     The entertainment and technology segment recognized $106,000 of revenue in the third quarter of 2000, which represents revenue from the technology sector and $12,000 of revenue in 1999, which represents the entertainment segment, representing an 89% increase. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 2000. However, the Company is looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $15,000 in the third quarter of 2000 from $29,000 in the third quarter of 1999, a 48% decrease. As a percentage of revenue, operating costs of the healthcare operations increased to 19% in the third quarter of 2000 from 11% in the third quarter of 1999. This was primarily due to certain fixed operating costs which increased as a percentage of sales when revenue is lower, as in the third quarter of 2000.

     The entertainment and technology segment recognized operating costs of $117,000 in the third quarter of 2000, which was predominately attributed to the technology service business and no operating costs in the third quarter of 1999.

     Selling, general and administrative expenses decreased to $327,000 in the third quarter of 2000 from $564,000 in the third quarter of 1999, a 42% decrease. This decrease is primarily due to an increase in consulting of $98,000, offset by decreases in salaries of $127,000, bad debt expenses of $56,000, legal expenses of $19,000 and commissions of $109,000. The increase in consulting expenses was attributed to the engagement of a consultant in connection with the Company's continued and expanded efforts in the technology sector, as well as, an additional consultant engaged to assist in the administration and operations of PCI in the transition from the prior president. The decrease in salaries was primarily due to the early termination of PCI's prior president's employment contract, and the CEO foregoing his salary for the third quarter. The decrease in bad debt expense was due to reduced sales in the healthcare segment. The decrease in legal expense was due to the costs incurred in 1999 in connection with a potential corporate acquisition, as well as the costs reserved by PCI in connection with the NYPHRM engagements. The decrease in commissions was primarily due to the sales incurred in 1999 by PCI in connection with certain contracts.

Nine Months Ended September 30, 2000 vs Nine Months Ended September 30, 1999
----------------------------------------------------------------------------
     Revenue related to the Healthcare segment decreased to $471,000 through the third quarter of 2000 from $571,000 through the third quarter of 1999, representing an 18% decrease. The decrease in revenue through the third quarter of 2000 is predominately attributed to the reduced revenue from the discontinued NYPHRM Project.

     The entertainment and technology segment recognized revenue of $238,000 through the third quarter of 2000, and $12,000 of revenue through the third quarter of 1999. This revenue was predominantly attributable to the technology sector. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 2000. However, the Company is looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $59,000 through the third quarter of 2000 from $90,000 in the third quarter of 1999, a 34% decrease. As a percentage of revenue, operating costs of the healthcare operations decreased to 12% through the third quarter of 2000 from 16% through the third quarter of 1999. The decrease is due to the fact that certain fixed operating costs decreased as a percentage of sales due to the discontinued NYPHRM Project resulting in a reduction of staff.

     The entertainment and technology segment recognized operating costs of $189,901 through the third quarter of 2000, which was predominately attributed to the technology service business. There were minimal operating costs for this segment through the third quarter of 1999.

     Selling, general and administrative expenses decreased to $1,135,000 through the third quarter of 2000 from $1,251,000 through the third quarter of 1999, representing a 9% decrease. The decrease is primarily due to the CEO foregoing his salary for the second and third quarters of 2000, and the termination of the PCI's president's employment contract representing a combined $135,000 salary decrease, and a decrease in legal expense of $125,000, commissions of $123,000 and bad debt of $35,000. The decrease in legal expense was due to the costs incurred in 1999 in connection with a potential corporate acquisition, as well as the costs reserved by PCI in connection with the NYPHRM engagements. The decrease in commissions and bad debt was primarily due to the sales incurred in 1999 by PCI in connection with certain contracts. These decreases were offset by an increase in consulting expense of $293,000 for technical engineers associated with CDA and consulting expenses attributed to the engagement of a consultant in connection with the Company's continued and expanded efforts to grow through acquisitions, as well as, an additional consultant engaged to assist in administration and operations of PCI in the transition from the prior president.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at September 30, 2000 was ($343,000), compared to working capital of ($312,000) at December 31, 1999. The ratio of current assets to current liabilities was 0.67:1 at September 30, 2000 and 0.64:1 at December 31, 1999. Cash flow used for operations through the third quarter of 2000 was $(363,000), compared to cash flow used by operations through the third quarter of 1999, of $(461,000).

     Accounts receivable - trade increased to $480,000 at September 30, 2000 from $330,000 at December 31, 1999.

     Accounts payable decreased to $876,000 at September 30, 2000 from $796,000 at December 31, 1999.

     Although the Company plans to continue to expand both segments its entertainment and technology services segment of its business to the extent that resources are available, the Company has no firm material commitments for capital expenditures in other areas of its business and has no plans to acquire additional films.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2000. During the third quarter of calendar 2000, the Company has raised greater than $128,000 from the sale of its common stock or the issuance of corporate notes.

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

(b)  N/A

(c) Shares of Common Stock, $0.001 par value, sold in the third quarter of 2000 were as follows:


                            No.
Date         Purchaser   of Shares               Consideration            Exemption
-----------  ---------   ----------     -----------------------------     ----------

7/7-9/30/00  Private
             Holders        565,005     Debentures for $404,350 were
                                        converted to common stock              4(2)

7/7-7/30/00  Vendors         29,421     Vendors accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $26,118.                            4(2)

7/1-9/30/00  Private        192,904     Exercise of Options                    4(2)
             Holders
______________________



Item 3.  Defaults Upon Senior Securities

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on September 1, September 1, December 1, March 1, and September 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cummulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999 and the payment due on September 1, 2000 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the
Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, subject to the Company's Prospectus being current, and a sufficient number of common shares being registered with the SEC, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. Based upon the current outstanding shares of Preferred Stock of 34,817, the total cash value of the arrearage of unpaid dividends at September 30, 2000, was $78,383.


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