Form 10-K
period 2000-12-31
JUNIPER GROUP INC
filed 2001-04-03
CIK 864921

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year. - $727,337.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,523,147 based upon the $1.77 average bid price of these shares on the NASDAQ Stock Market for the period March 1, 2001 through March 28, 2001.

     As of March 28, 2001, there were 1,640,449 outstanding shares of Common Stock, $.001 par value per share.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

A.       General

Juniper Group, Inc.'s (the "Company")  principal  businesses are composed of two
(2) segments: 1) entertainment and technology; and 2) healthcare. The Company and its subsidiaries operate their business from the Company's Great Neck location.

1. Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

     a) Juniper Pictures, Inc. ("Pictures"), which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

     b) Juniper Internet Communications, Inc. ("JINI") The technology segment is conducted through Juniper Internet Communications, Inc., formally called Computer Design Associates, Ltd. ("CDA") which was acquired 100% by JEI. CDA's emphasis on technology and the Internet would continue with particular attention to services for leading Internet broadband service providers; specifically cable and DSL service companies. In December 2000, CDA was renamed JINI to more appropriately reflect JINI's role in the industry's rapid deployment of broadband capabilities and services. This rapid adoption of new Internet capabilities by the market will allow JINI to expand its technology deployment service.

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

     a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospital, and Write-off Review, appeals of any third party rejections denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc.

     b) Juniper Healthcare Containment Systems, Inc. ("Containment") is a company which develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. During 2000 and 1999, no services were performed by this subsidiary.

     c) Nuclear Cardiac Imaging, Inc.("NCI"), a New Jersey corporation. NCI is a company formed in late 1998 developing the business of providing cardiac Spect Imaging to cardiologists at their offices without charge to the doctor. NCI charges the insurance carrier or managed care company directly. During 2000 and 1999, no services were performed by this subsidiary.

B.       Business of Issuer

1.   Entertainment and technology services.

     a) Pictures is engaged in the distribution of films through licensing to the Internet, home video, pay-per-view, pay-cable, and commercial television broadcast media domestically as well as in foreign markets. Pictures has exclusive distribution rights to seventy-five (75) films in various media within various international markets.

     During 2000, the Company curtailed its efforts in the distribution of film licenses to commit and focus its resources on the growth of the internet technology, which during that time was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures did not generate any revenue during that year.

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

b) Internet Technology Services

The expansion of internet based technology into consumer and business markets continues at an extremely rapid pace. Industry forecasts predict that individual broadband connections will grow from the current base of 5 million connections to more than 25 million broadband users within the next four years. New applications using the web for business, and for information and entertainment services are rapidly being introduced.

Leading broadband service providers of cable, DSL and wireless internet access are investing heavily to service these millions of new broadband users. It is the Company's belief that the investments required to expand their broadband services will motivate many broadband service providers to focus on their core competencies, and to outsource many non-critical aspects of their business, including installation and support services.

The Company believes that the current trend for outsourcing service support for Internet customer services will continue to strengthen as the Internet industry matures. We believe that Internet connectivity providers will focus on infrastructure build-out, technology introduction, customer applications and content, and that customer support will continue to be outsourced to qualified business partners.

Given this continuing trend, the Company has refocused the technology support services formerly provided by its Computer Design Associates subsidiary to support these broadband implementation and support opportunities. CDA was renamed Juniper Internet Communications in February 2000, and Al Andrus, an industry veteran in outsourcing and customer services, and recently founder of a successful service business focused on internet installation and support services for cable and DSL broadband providers was recruited to lead our efforts in this area as President of Juniper Internet Communications.

JINI's initial business focus is installing and servicing broadband internet connections in homes and businesses under contracts with cable companies, DSL providers and internet vendors. JINI also provides post-installation network integration and network security services for businesses.

JINI   established   broadband  sales  and  service  offices  in  New  York  and
Philadelphia in March and has begun extending its services to leading cable and DSL providers in these markets.

Competition

Services for broadband deployment has been provided by a mix of in-house service organizations, and contractor support. Most cable and DSL service providers use a mix of both, as sources for their customer services to optimize their ability to respond to demands for service. The participants in broadband installation services are changing rapidly as smaller companies founded as offshoots of telecommunications installation firms are growing or being acquired by larger companies. Viasource and MASTEC are examples of larger firms participating in the cable-internet segment of this marketplace. Larger computer service firms like DecisionOne also participate in the market, most often in the DSL services area. Radio Shack provides installation services for broadband equipment and connections sold through its stores. The competition among service providers is based on both service quality and productivity. Most contract service still remains in the hands of small independent contractors, and there appears to be opportunity for new entrant growth and acquisition activity in this market.

 2.      Managed Care Revenue Enhancement and Cost Containment Services

Managed Care Revenue Enhancement Program ("MCREP")

PCI has developed a comprehensive program that addresses the entire spectrum of business and revenue issues pertaining to the physician practice management and hospital's managed care relationships. PCI assists and hospitals in obtaining all the dollars that they are entitled to under their managed care agreements.

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

These programs have enabled the Company to offer services to the growing number of hospitals, physician groups and integrated networks that are facing the complexities associated with managed care contracts

PCI's MCREP business consists of the essential ingredients needed to assist Physicians and hospitals in maximizing the business value of their managed care contracts.

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

During 2000, PCI has reviewed managed care contracts for several hospitals to ensure compliance and proper reimbursement. It has, through this process, identified unreimbursed claims on behalf of its clients.

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

During 2000, PCI has performed Silent PPO reviews for three hospitals.

* Regulatory Compliance

With the growth of managed care companies and the increasing dependence of hospitals and physicians on such companies for payment, the scrutiny of the managed care contracts between the hospitals and physicians and the managed care companies for proper compliance becomes critically important.

During 2000, PCI has reviewed managed care contracts for five hospitals to ensure compliance and proper reimbursement. It has, through this process, identified unreimbursed claims on behalf of its clients.

Competition

     Based upon data generated by the healthcare industry and U.S. Government sources, healthcare expenditures have increased from $249 billion in 1980 (9.1% of gross national product) to an estimated $700 billion in 1990 (12% of gross national product) and the expenditures have surpassed the $1 trillion mark in the year 2000. Many have modified their traditional insurance coverage or made available to their employees the opportunity to participate in HMOs and PPOs. In a national survey by Foster Higgins, reported by the New York Times on January 20, 1999, "managed care plans enrolled 85% of employees in 1997, up from 77% in 1996, and only 48% five years ago." The same article reported that 1997 was "the biggest one year shift out of traditional indemnity coverage since 1994." This has enabled them to take a more active role in managing healthcare benefits and costs. In response to the trend towards self-insurance and increasing competition from HMOs and PPOs, group insurance carriers have sought to control premium increases through the adoption of cost containment programs.

     The Company competes in a highly competitive environment for consulting business primarily with multiple service companies. The Company competes for its MCREP clients by distinguishing its services from those provided by multiple service companies, which generally do not use benchmark performance levels of managed care agreements or target "Silent PPO" practices as does the Company. Numerous companies of varying size offer revenue-optimization services that may be considered competitive with the Company. The Company does not believe that any single company commands significant market share. Larger, more established consulting firms have an enhanced competitive position, due in part to established name recognition and direct access to hospital clients through the provision of other services. Small firms, although not necessarily offering those particular services comparable to those of the Company, compete on the basis of price.

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

Sales and Marketing

     The Company's sales and marketing strategies during 2000 and 1999 have resulted in only a minimal number of new clients for PCI's managed care review services. Further, no new contracts have been developed outside the New York Metropolitan area and of the five contracts within the New York area, one represented only marginal revenue potential to PCI. Outside of the New York Metropolitan area, the sales and marketing effort for 2000 specifically targeted New Jersey hospital chains and has not generated any sales to date for PCI. The former President of PCI, Mr. Richard Vazquez tendered his resignation effective December 19992, having arrived at terms mutually agreeable with the Company for the early termination of his employment contract. The occurrence has caused the Company to consider using independent contractors to market and sell for the Company. Management believes that this will prove beneficial with respect to cash flow and productivity.

     As of December 31, 2000, PCI had three contracts for its MCREP business, a decrease from five at December 31, 1999. Revenue to PCI is contingent upon generating revenue for each hospital under contract. For each contract in place, based upon PCI's experience, each contract may be expected to average revenue on an annualized basis of approximately $110,000. The annual revenue for each contract fluctuates significantly depending upon many factors including, but not limited to, the number of managed care agreements the hospital had entered, the capacity of the hospital's information system, the nature of the work under contract and the length of the period under contract.

     The Company does not have any other customers the loss of which would have a materially adverse effect upon the Company.


Major Customers

In 2000 and 1999, respectively, the Company's major customer accounted for the following percentages of total revenue:

         Maimonides Medical Center                   44% and 17%
         New York Downtown                           13% and 12%
         Defense Finance and Accounting Service      13% and  0%
         New York Hospital                            0% and 20%
         Eyeblast, Inc.                               0% and 17%

     No other customers accounted for greater than 10% of the Company's total revenue in 2000 and 1999.

Employees

     As of March 28, 2001, the Company had 8 full-time employees and no part-time employees and independent contractors. Of the full-time employees, 8 work at the Company's offices, some of whom spend portions of their time at clients.

                               Recent Developments

     Mr. Alan Andrus has joined its Juniper Internet Communications, Inc. subsidiary as its President. In addition, the Company has engaged new management with expertise in the broadband sector and has also recruited personnel will skills in cable, RF, head-end systems, digital video and VOIP. The Company believes it has recruited personnel whose skills and experience bring a focused, operational, marketing and team oriented business strategy that offers a comprehensive array of support services for cable, DSL, telecommunications, satellite and wireless networks.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are located at 111 Great Neck Road, Suite 604, Great Neck, New York 11021. This property consists of 2,026 square feet of offices and is subleased from Entertainment Financing Inc.("EFI"), an entity affiliated with the Chief Executive Officer of the Company, currently at approximately $6,000 per month. EFI's lease, and the Company's sublease on this space expires on May 31, 2002. EFI has agreed that for the term of the sub-lease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord.

         JINI maintains an office in Philadelphia on a month to month basis.

PCI maintains an office in Boynton Beach, Florida on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. This matter was settled in April 1999 for a payment of $310,000 to be paid out in three annual payments, maturing on April 20, 2001. As inducement to secure a settlement which provided for annual payments over three years, the Company issued 93,320 shares of common stock for the benefits of the Plaintiffs. (see
Note 6). Payments made during 2000 were less than those required by the settlement agreement. According, the Company is currently in default of this obligation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on December 28, 2000. The following resolutions were proposed and the vote tally was as set forth next to each resolution:

(1) The foregoing nominees for election to the Board of Directors received the number of votes for their election set forth opposite their respective names:


                                 VOTES CAST
                                ------------
                           FOR              WITHHELD
NOMINEES                 ELECTION           AUTHORITY
Vlado Paul Hreljanovic   8,134,874            1,223
Harold Horowitz          8,134,874            1,223
Marvin Rostolder         8,134,874            1,223
Barry S. Huston        8,134,874          1,223

(2) Proposal 2 asked for approval of the Company's 2000 Stock Option Plan. The following number of shares were voted by proxy or by ballot for and against the ratification of the Company' 2000 Stock Option Plan.

          FOR  8,134,662           AGAINST 1,435        ABSTAIN      0
               ---------                   ------                   ----

(3) Proposal 3 sought ratification of the appointment of the auditors of the Company for the fiscal year ended December 31, 2000. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended December 31, 2000.

          FOR  8,134,662          AGAINST    1,223         ABSTAIN    0
               ---------                     -----                  -----

There were no broker non-votes.

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "JUNI". The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-counter Market on the NASD OTC Bulletin Board. The Company's Class B Warrants expired on May 1, 1999. The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2000 and 1999. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     On December 13, 2000, the Company's common stock was reversed split one for ten. All amounts below, reflect actual trading prices without adjustment for the reversal.

         2000                         HIGH                       LOW
         ----                         ----                       ---
FIRST QUARTER
Common Stock ..................        3.38                     1.88

SECOND QUARTER
Common Stock ..................        2.03                     1.00

THIRD QUARTER
Common Stock ..................        1.25                      .63

FOURTH QUARTER
Common Stock ...................       1.97                      .14


         1999                          HIGH                      LOW
         ----                          ----                      ---
FIRST QUARTER
Common Stock ..................        3.13                      1.00

SECOND QUARTER
Common Stock ..................        2.19                      1.25

THIRD QUARTER
Common Stock ...............           7.88                      1.38

FOURTH QUARTER
Common Stock ...............           4.56                      1.34

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999, in 2000, and the payment due on March 1, 2001 have not yet been paid and are accumulating. These dividends have not been declared because earned surplus is not available to pay a cash dividend. Accordingly, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     On March 16, 1999, the Company made a self-tender for all of the 233,900 outstanding shares of 12% Non-Voting Convertible Redeemable Preferred Stock (the "12% Preferred") for 475,777 shares of the Company's common stock. As a result, 191,153 shares of preferred stock were redeemed for 31,540 shares of the Company's common stock. Additionally, during the second quarter of 2000, 7,930 shares of the Company's preferred stock were converted for 6,344 shares of the Company's common stock. As a result, there is currently 37,747 shares of Preferred Stock which remain outstanding.

     The 12% Preferred presently entitle the holder to convert to 0.004 shares of common stock, par value $.001, of the Company, and the accrued dividend, before conversion, of 12% per annum, payable, when declared by the Board of Directors, in cash or stock at the Company's option, per share of 12% Preferred. The total cash value of the arrearage of unpaid dividends as of December 31, 2000 is $81,472.

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

     As of March 28, 2001, there were 230 shareholders of record of the Company's common stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

Changes  in  Securities
(a) The information disclosed in Item 4 above is incorporated herein by reference.
(b)  N/A
(c) Shares of Common Stock, $0.001 par value, issued (pre one for ten reverse split) during 2000 totalled 7,126,491 shares.

During the fourth quarter the following issuances of common stock were as follows:

Date           Purchaser   No. of Shares    Consideration                               Exemption

10/1-12/29/00     Vendors    166,789         Vendors accepted common stock in lieu
                                             of unpaid fees in the amount of $7,058        4(2)

10/13-12/29/00    Employees   52,767         Employees accepted common stock
                                             in lieu of accrued salary in the amount
                                             of $36,865                                    4(2)

10/11/00          Option
                  Holders     28,742         Conversion of options                         4(2)

10/19-12/5/00     Debentures 230,833         Debentures for $155,100 were
                                             converted to common stock                     4(2)

Options   issued  during  2000  (pre  one  for  ten  reverse   split)   totalled
772,904. During the fourth quarter, the following options were issued:


Date         Purchaser     No. of Options   Consideration                            Exemption
------       ----------    --------------   -----------------------------        ---------------

10/11/00     Officers       250,000         Services rendered                        4(2)

10/11/00     Board of
             Directors      100,000         Services rendered                        4(2)

10/11/00     Consultants    180,000         Services rendered                        4(2)


     In 2000, the Company sold $683,599 of convertible debentures. During 2000, $983,599 of debentures were converted (pre one for ten reverse split) to 3,591,1000 shares of the Company's common stock. Sales of Debentures during the fourth quarter were as follows:

                                   Value of
Date             Purchaser         Debentures      Consideration                          Exemption
------          ----------        -----------     -----------------------------        ----------------

10/19-12/5/00   Private Holders      155,100       Payment in cash                         4(2)

______________________

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 2000 vs Fiscal Year 1999

     The Company's revenues increased to $727,000 in 2000 from $718,000 in 1999, representing a 1.3% increase.

     Revenue related to the Healthcare segment decreased to $487,378 in 2000, from $581,000 in 1999, representing a 19% decrease. The decrease in revenue during 2000 was predominately attributed to PCI. This was the result of PCI's client pool of hospitals decreasing from seven in 1999 to five in 2000, and the discontinuance of a segment of PCI's product line.

     Revenue related to entertainment and technology services increased to $240,000 in 2000 from $137,000 in 1999.

     Operating costs increased to $265,000 in 2000 from $170,000 in 1999, a 56% increase. The Healthcare operating costs decreased to $72,000 in 2000 from $113,000 in 1999, a 36% decrease. As a percentage of revenue, operating costs for the Healthcare segment decreased to 15% in 2000 from 19% in 1999. The reduction in operating cost is attributable to better efficiency in field operations through automation.

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

     Selling, general and administrative expenses decreased to $1,684,000 in 2000 from $1,984,000 in 1999, a 17% decrease. The significant decrease in selling, general and administrative expenses were: bad debt expense of $304,000, commission expense of $153,000; and salaries of $209,000. The decreases were offset by increases in consulting expenses of $275,000; legal expense of $30,000; and insurance expense of $22,000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had negative working capital of $598,000 at December 31, 2000. The ratio of current assets to current liabilities was 0.48:1 at December 31, 2000. Cash flow used by operating activities during 2000 was $506,416.

     The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits, however, the Company plans to enhance its information and telecommunications system capabilities to more efficiently and effectively provide its entertainment, internet technology healthcare services and to acquire additional films during 2000.

     During 2000, the Company raised approximately $684,000 for working capital and payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock).

     The Company has suffered recurring losses from operations which raised substantial doubt about its ability to continue as a going concern. The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months, and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. From January 1, 2001 through March 28, 2001, the Company raised $261,600 from the sale of convertible debentures and through offerings under private placements. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2001 through public or private sales of securities. If the Company is unable to fund its cash flow needs the Company may have to reduce or stop planned expansion, or possibly scale back operations.

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

     During 2000 and 1999, the Company focused its resources on the growth of the entertainment and technology segment, which, during that time, was the most efficient and cost-effective strategy for the Company to maximize revenue. Although resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 2000.

Healthcare

     During 2000 and 1999, the Company was unsuccessful in developing a quality, comprehensive national marketing effort. This was primarily due to the restricted cash flow which was not available to support such a national campaign needed to succeed fully into today's ever changing healthcare environment. The marketing methods used previously did not succeed and a more technologically drive plan is currently being developed. This period of change will require increased investment in new and better technology infrastructures that should make it more cost effective to serve PCI clients. This also required new staffing, including the recruitment of experienced personnel from the insurance and managed care industry. The Company is actively pursuing acquisitions in the physician practice management sector.


Entertainment and Technology Services

     Although the Company's resources and capital remain limited, the Company has begun directing its efforts toward resources in an area of high technology, and to provide customer support servicing for DSL, cable internet, VOIP and wireless IP providers. This decision has elicited an emphasis on providing broadband connectivity services to residential and business customers. As a result, the Company obtained a growth in this segment totalling $240,000 in 2000, and $137,000 in 1999. The Company expects to continue to recognize growth in revenue.

     In 2001, the Company is searching for full time sales and marketing managers with expertise in the Internet and audio streaming industry and in the e-commerce technology. If cash flow permits, the Company plans to enhance its information systems capabilities and create a conduit for video and audio streaming of entertainment products to the Internet.

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

                                     POSITIONS
NAME                       AGE       W/COMPANY                  DIRECTOR SINCE

Vlado Paul Hreljanovic     53       Chairman of the Board,          1987
                                    President, CEO and
                                    acting CFO

Harold A. Horowitz         50       Director                        1991

Barry S. Huston            54       Director                        2000

Marvin Rostolder (1)       58       Director                        1998

Yvonne T. Paultre          62       Secretary                       ---

Alan R. Andrus             57       President/JUNI                  ---

(1) Tendered his resignation as a Director of the Company for personal reasons on January 9, 2001.

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

     On October 31, 2000, Barry S. Huston was elected to the Board of Directors to fill one of the vacancies on the Board. Mr. Huston is a practicing attorney and the senior partner of Huston & Schuller, P.C, a New York law firm with offices in Manhattan and East Hill, Long Island. He is a member of the New York Bar and the Federal Courts in New York, the United States Tax Court and the Supreme Court of the United States Mr. Huston holds a B.A. degree from Queens College of the City University of New York in 1969, and a J.D. from Brooklyn Law School in 1972. Mr. Huston specializes in complex civil and corporate litigation, including healthcare and professional liability, product liability, toxic and environmental torts, and labor law and construction litigation. He is a member of numerous national and local law associations and was a former director of the Sid Jacobson Jewish Community Center.

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

KEY EMPLOYEE
------------

     Alan R. Andrus has been President of Juniper Internet Communications since January 2001. Mr. Andrus has served in various high technology services management roles prior to joining JINI. He has managed computer, networking and broadband internet services, in startup, growth, turnaround and acquisition environments.

     Before joining JINI Mr. Andrus served as President of Computer Systems Support/ US Internet Support from February 2000 until its acquisition in third quarter 2000. Mr. Andrus also was President and CEO of US Computer Group from November 1998, President of ARAND Corporation from September 1996 to November 1998, Senior Vice President of Sales, Marketing and Strategy for Technology Service Solutions (an IBM/Kodak joint venture company) from June 1994, Senior Vice President of Integrated Solutions and Senior Vice President of Services for ComputerLand Corporation (later renamed Vanstar Corporation) from February 1988.

     Mr. Andrus began his career as a systems engineer at Grumman Corporation in February 1970 and held progressively senior technical service management positions in Grumman Data Systems until June 1983 when he became President of Grumman Systems Support Corporation, a position he held until February 1988.

     Mr. Andrus is a graduate of Fordham University, and did post graduate work in management at the University of Southern California School of Business. He later attended the Carnegie Mellon Graduate School of Business Program for Senior Executives.

     Mr. Andrus has been a member, Officer and Director of the Association for Services Management International at various times between 1978 and the present and served as its Chairman and President in 1989.

     Mr. Andrus co-founded the Service Industry Association (also known earlier at the National Computer Service Network and as the Independent Service Network International) in 1985, and has served as an Officer and Director, and as its President, CEO and Chairman during subsequent years.


Section 16(a) Beneficial Ownership Reporting Compliance

     To the best of the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, the Company's officers, directors, and 10% shareholders complied with all applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 2000, 1999 and 1997. No other executive officer received salary and bonus in excess of $100,000 in any such year.

SUMMARY COMPENSATION TABLE
                                                                                           Long Term
                                                                                          Compensation
                                  Annual                                                  Securities
                               Compensation                             Other Annual       Underlying
Name and Principal Position       Year       Salary        Bonus       Compensation        Options (#)
---------------------------      ------     ---------    -----------    ------------       ----------
Vlado Paul Hreljanovic          2000        $  76,200(1)     -      (2) $60,183 (3)            -
Chairman of the Board and       1999        $ 178,377     $  -      (4) $40,400 (5)            -
Chief Executive Officer         1998        $ 175,460     $86,191 (6)   $31,200 (7)            -


(1) Throughout 2000, Mr. Hreljanovic received (pre one for ten reverse split) 501,450 shares as payment of his net salary of $61,784 from a gross salary of $76,200. Mr. Hreljanovic agreed to accept options with a provision for a cashless exercise (pre one for ten reverse split) for 282,930 shares at $.4375 per share in lieu of the balance of his salary of $106,658.

(2) In recognition of efforts exerted on behalf of the Company and its subsidiaries, Mr. Hreljanovic received (pre one for ten reverse split) options to purchase 250,000 shares at $.4375. These options had a provision for a cashless conversion and were converted during 2000 into 97,836 shares.

(3) Other compensation for Mr. Hreljanovic in 2000 was primarily comprised of, among things, automobile lease payments, and insurance of $31,900, and health and life insurance of $28,283.

(4) Throughout 1999, Mr. Hreljanovic received 383,542 options (pre one for ten reverse split) with a cashless exercise feature to purchase shares of the Company's common stock. Such options were issued in recognition of efforts exerted on behalf of the Company and its subsidiaries. The exercise prices of the options ranged from $.48 to $.68. As of December 31, 2000, all options were exercised.

(5) Other compensation for Mr. Hreljanovic in 1999 was primarily comprised of, among other things, automobile repairs and insurance of $13,000, and health and life insurance of $27,400.

(6) Paid in 57,461 shares of the Company's unregistered common stock, valued at $86,191 issued on January 1, 1998, in recognition of efforts exerted by Mr. Hreljanovic on behalf of the Company and its subsidiaries.


(7) Other compensation for Mr. Hreljanovic in 1998 was primarily comprised of, among other things, automobile repairs and insurance of $12,900, and health and life insurance of $18,200.


Aggregate Option Exercises in Last Fiscal Year and Year-end Options

                                                  Number of
                                                  Securities             Value of
                                                  Underlying             Unexercised
                                                  Unexercised            In-the-Money
                             Shares(1)            Options at              Options at
                             Acquired              Year-end (#)          Year-end ($)
                                On       Value     Exercisable            Exercisable
Name and Principal Position  Exercise    Realized  Unexercisable         Unexercisable
---------------------------  --------    --------  -------------      ------------------

Vlado Paul Hreljanovic       466,414     $811,871        0/0                 $0/$0
Chairman of the Board and
Chief Executive Officer

Harold A. Horowitz           101,749     $ 50,875        0/0                $0/$0
Director

Marvin Rostolder              35,221     $ 17,611        0/0                $0/$0
Director

Yvonne T. Paultre             35,221     $ 17,611        0/0                $0/$0
Secretary

1)       Pre one for ten reverse split.

     Compensation of Directors: In 2000, Mr. Hreljanovic and Mr. Horowitz received options to purchase (pre one for ten reverse split) 250,000 and 100,000 shares of common stock at the exercise price of $.4375 per share, respectively, as additional compensation as a member of the Board of Directors.

Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2000 was approximately $183,000. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay the entire salary in cash to Mr. Hreljanovic pursuant to his employment agreement. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2000 and 1999. In 2000, the Company issued options to purchase (pre one for ten reverse split) 250,000 shares of common stock at $.4376 per share. In 1999, the Company issued options to purchase 383,542 shares of common stock to Mr. Hreljanovic.

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

     In December of 2000, the Company employed a new president for its subsidiary JINI. Although no formal employment agreement has been prepared, the terms of employment include a salary of $200,000 per year and options to purchase 100,000 shares of common stock at $1.20 per share to be earned as certain benchmarks are achieved over a two year period. Additionally, the terms of employment provide for an auto allowance and health insurance.

     Mr. Vazquez, President of PCI, had an employment agreement which terminated on June 30, 2000. Under the terms of his agreement, as amended, Mr. Vazquez received options to purchase shares of the Company's common stock. Effective December 2000, Mr. Vazquez and the Company agreed to an early termination of the Agreement. Accordingly, Mr. Vazquez surrendered all options previously issued to him and agreed to forego any stock or options to which he was entitled.

STOCK OPTION PLANS

1996 Stock Option Plan

     On February 12 , 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan, which allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company, authorizes the grant (pre one for ten reverse split) of 100,000 shares of common stock. The terms of the options are to be determined by the Board of Directors.

     Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. At December 31, 2000, all options under the Plan had been granted and none remain outstanding and unissued.

1998 Stock Option Plan

     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 100,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2000, all options under the Plan had been granted.

1999 Stock Option Plan

     On December 27, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996 and 1998 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 150,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2000, 130,793 options had been granted of which none remain unexercised and 19,207 remain unissued.

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

                                    BENEFICIAL                PERCENT OF COMMON
 NAME AND ADDRESS                   OWNERSHIP (1)             STOCK OUTSTANDING

Vlado Paul Hreljanovic (3)           799,767                       31.98%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Harold A. Horowitz                   168,964                        6.76%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Barry S. Huston                       30,000                        1.20%
20 Melby Lane
East Hills, NY  11576

Marvin Rostolder (2)                  60,283                        2.41%
Hoffstat Lane
Sands Point, Port Washington 11050

Officers and Directors as a
 group (5 Persons)                 1,096,006                       44.83%

(1) Includes options of 600,000, 150,000, 50,000 and 30,000 to purchase the Company's common stock for each of the officers and directors above, respectively. (2) Tendered his resignation as a Director of the Company for personal reasons on January 9, 2001. Includes an aggregate of 97,455 shares of common stock owned by Mr. Hreljanovic's children. Accordingly, Mr. Hreljanovic may be considered a beneficial owner of these shares. Such shares have been included in the calculation of percentage of common stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid rent under one sublease during 2000 and two subleases during 1999 to companies affiliated with the Chief Executive Officer of the Company. The rents paid and terms under the subleases are the same as those under the affiliate's lease agreements with the landlords. Rent expense for the years ended December 31, 2000 and 1999 was $78,900 and $72,400, respectively. In prior years, the Company made advances to or received advances from one of these affiliated companies for working capital requirements. As a result, at December 31, 2000 and 1999, the balances due from the affiliates were approximately
$6,217 and $4,800, respectively. Amounts payable under the remaining leases in 2000 and subsequent years are set forth below:

                                    2001             -        $73,280
                                    2002             -        $32,000

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company, for a ten-year license period, which expires on June 5, 2003. The Company is obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2000 and 1999, no payments were made to such company, and no revenue was recognized from such films.

     Throughout 2000 and 1999, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2000 was $86,469. The largest net balance due from the officer was $3,857. The net outstanding balance with the officer at December 31, 2000 and 1999, respectively, was a balance due to him of $40,684 and a balance due from him of $3,857.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 50,145 shares of common Stock (See Note
8),  valued at  $61,784  in 2000 and  46,727  shares  valued at $71,301 in 1999.
Additionally, during 2000 and 1999, the Company's President received options for 53,293 shares at $4.375 per share and 38,354 shares at prices ranging from $4.80 to $6.80 per share, respectively. These options were issued for services as a Board of Directors member and for additional efforts on behalf of the Company. Further, the Company issued options to other non-employee directors in 2000 and 1999 for 35,000 and 25,000 shares, respectively.

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

4.1  1999 Stock Option Plan (2)

4.2      2000 Stock Option Plan (4)

21.1 Subsidiaries

23.1 Consent of Independent Certified Public Accountants

27.1 Financial Data Schedule
 ____________________________

(1) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996

(2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 30, 1999

(3) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997

(4) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 27, 2000

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                      Page

Report of Independent Certified Public Accountants..................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999........  F-3

Consolidated Statements of Income
for the years ended December 31, 2000 and 1999......................  F-4

Consolidated Statements of Cash Flows
for the years ended December 31, 2000 and 1999......................  F-5

Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2000 and  1999.....................  F-6

Notes to Consolidated Financial Statements..........................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
JUNIPER GROUP, INC.


     We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                           /s/GOLDSTEIN & GANZ, CPA's, P.C.







Great Neck, New York
March 29, 2000

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                        December       December
                   ASSETS                               31, 2000       31, 1999

Current Assets:
Cash ...........................................     $      949   $       3,290
Accounts receivable - trade (net of allowance)..        229,962         329,875
  Prepaid expenses and other current assets ......      321,141         206,558
  Due from officer ...............................         -              3,857
Total current assets .............................      552,052         543,580
  Film licenses ..................................    2,597,386       2,887,267
 Property and equipment net of accumulated
    depreciation of $146,187 and $134,360,
    respectively .................................      267,899         110,462
Other Investment. ................................      200,000         200,000
Goodwill..........................................      346,069         409,886
Other assets .....................................        4,852          82,620
                                                        $3,968,258  $ 4,233,815
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $  956,002      $  796,104
  Notes payable - current ........................      145,976          52,910
  Due to officers ................................      40,684             -
  Due to shareholders ............................        7,000           7,000
Total current liabilities ........................    1,149,662         856,014
Notes payable - long term ........................     100,000          400,606
Due to producers - long term .....................       12,186          11,958
Total liabilities ................................    1,261,848    _ _1,268,578

Shareholders' Equity:
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 875,000
   shares authorized; 34,817 and 42,747 shares
   issued and outstanding at December 31, 2000,
   and 1999, respectively. Aggregate
   liquidation preference, $69,634
   and $85,494 at December 31, 2000 and
   1999, respectively:............................       3,482            4,275
  Common Stock - $.001 par value,75,000,000
   shares authorized, 1,386,811 and 674,162
   issued and outstanding at December 31, 2000
   and 1999, respectively ........................       1,387              674
  Capital contributions in excess of par:
   Attributed to preferred stock .................      31,039           38,109
   Attributed to common stock ....................  12,883,287       11,415,085
  Retained earnings (deficit) .................... (10,212,785)     ( 8,492,906)
Total shareholders' equity ......................._  2,706,410        2,965,237
                                                  $  3,968,258      $ 4,233,815

                See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                    Year Ended December 31,
                                                      2000            1999
                                                 ------------    ------------
Revenues:
        Healthcare ..........................  $    487,378  $    580,594
        Entertainment .......................       239,959       137,036
                                               ------------    ------------
                                                    727,337       717,630
                                               ------------    ------------
Operating Costs:
        Healthcare ..........................        71,796       113,148
        Entertainment .......................       193,629        57,475
Selling, general and administrative expenses      1,648,117     1,984,168
Settlement expense .......................           38,850         -
Revaluation of film licenses .............          289,881         -
Revaluation of investment in NCI .........          204,943         -
                                               ------------    ------------
                                                  2,447,216     2,154,791
                                               ------------    ------------
Net (loss) before (loss) from
  from minority interest..................       (1,719,879)   (1,437,161)
(Loss) from minority interest.............             -          (99,548)

                                                 -----------   -----------
Net (loss) ...............................     $ (1,719,879)  $(1,536,709)
                                               ============    ===========
Weighted average number of shares outstanding       863,733       488,378
                                               ============    ===========
Net (loss) per common share ..............     $      (2.00)  $     (3.19)
                                               ============    ===========













                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                       2000         1999
                                                     ---------    ---------
Operating Activities
Net loss ......................................... $(1,719,879)  $(1,536,709)
Adjustments to reconcile net cash provided by
   operating activities:
 Amortization of film licenses ...................        -           52,693
 Settlement expense...............................      38,850          -
 Depreciation and amortization expense ...........      31,706        37,800
 Expense from minority interest ..................        -           99,548
 Payment of officers' compensation with equity....      67,570        71,301
 Payment of various liabilities with equity ......     252,783       294,741
 Payment of employees' compensation with equity ..        -           55,540
 Revaluation of film licenses ....................     289,881          -
 Revaluation of investment in NCI ................     204,943          -
Changes in assets and liabilities:
 Accounts receivable .............................      99,912       458,535
 Prepaid expenses and other current assets .......    (101,964)        9,250
 Other assets ....................................        (971)        1,587
 Due to/from officers and shareholders ...........      44,541        97,898
 Due from affiliates .............................         126         8,041
 Accounts payable and accrued expenses ...........     286,086      (227,437)
                                                      ---------   ----------
 Net cash used for operating activities ............  (506,416)     (577,212)
                                                      ---------   ----------
Investing activities:
 Purchase of equipment .............................  (180,270)       (6,585)
                                                     ---------    ----------
Net cash used for investing activities .............  (180,270)       (6,585)
                                                       ---------   ----------
Financing activities:
 Other Investment ..................................      -         (400,305)
 Reduction in borrowings ...........................    (6,354)     (217,702)
 Proceeds from borrowings ..........................   683,599     1,153,981
 Payments to and on behalf of producers ............      -          (20,312)
 Proceeds from exercise of options .................      -           22,500
 Initial Capitalization of JINI .....................    7,100          --
                                                      ---------     ---------
 Net cash provided by financing activities .........   684,345       538,162
                                                     ---------     ---------
 Net decrease in cash ..............................    (2,341)      (45,635)
 Cash at beginning of period .......................     3,290        48,925
                                                       ---------     -------
 Cash at end of period .............................  $    949   $     3,290
                                                      ===========    ========


                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Preferred Stock                            Common Stock
                                               ---------------------------                ----------------------------
                                              Capital                               Capital
                                            Contributions                         Contributions       Retained
                         Par Value           in excess         Par Value           in excess          Earnings
                          at $.10              of par           at $.001              of par           (Deficit)         Total
                        -----------       ------------------   ------------       ----------------  --------------    -------------

Balance,
December 31, 1998            $23,390           $208,523         $     307          $9,858,169      $ (6,956,197)     $3,134,192

Shares issued as payment
 for various expenses         -                 -                    82             294,659              -            294,741
Shares issued as compensation
  to employees                -                 -                    11              55,529              -             55,540
Shares issued as compensation
  to officers                 -                 -                    47              71,254              -             71,301
Shares issued to producers as
  payment for debt            -                 -                     7              32,593              -             32,600
Shares issued from exercise of
  stock options               -                 -                    43              22,457              -             22,500
Shares issued in private
  placements                  -                 -                   122             734,700              -            734,822
Shares issued as payment for
  acquisition of NCI          -                 -                    25             156,225              -            156,250
Tender offer of preferred
 stock in exchange for
 common stock               (19,115)          (170,414)              32             189,497              -               -
Net loss for the year ended
  December 31, 1999           -                 -                    -                 -             (1,536,709)   (1,536,709)
                          _______            _________           _______        ___________           _________     __________
Balance,
December 31, 1999         $   4,275           $ 38,109         $    676         $11,415,083         $(8,492,906)   $ 2,965,237


Initial Capitalization of CDA                                                         7,100              -               7,100
Shares issued as payment
 for  various expenses        -                   -                 225             252,558              -             252,783
Shares issued as compensation
  to officers                 -                   -                  60              67,510              -              67,570
Shares issued from exercise of
  stock options               -                   -                  46                 (46)             -                -
Shares issued in private
  placements and conversion
  of Debentures               -                   -                 359             983,240              -             983,599
Shares issued as payment for
  acquisition of CDA          -                   -                  15             149,985              -             150,000
Preferred stock exchange
  for common stock            (793)            (7,070)                6               7,857              -                  -
Net loss for the year ended
  December 31, 2000          -                    -                   -                 -            (1,719,879)    (1,719,879)
                            _______          _________            _______       ___________           _________      __________
Balance,
December 31, 2000        $   3,482         $   31,039         $   1,387         $12,883,287        $(10,212,785)    $2,706,410







                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies

  Description of Business

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two (2) segments: a) the entertainment and technology segment and b) the healthcare segment.

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

(c) Nuclear Cardiac Imaging, Inc.("NCI"), a New Jersey corporation. NCI is a new company which provides cardiac Spect Imaging to cardiologists at their offices without charge to the physician. NCI charges the insurance carrier or managed care company directly.

     Both Containment and NCI have generated no revenue during the two years ended December 31, 2000.

     Entertainment and technology: The entertainment segment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc. ("JEI"):

(a) Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary of the Company, which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace;

(b) Juniper Internet Communications, Inc. ("JINI") formerly known as Computer Design Associates, Ltd. ("CDA"), which was acquired during the first quarter of 2000, and is a systems integration company, providing technology services in the areas of communications, Internet services, DSL, e-commerce, web development and hosting.

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

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable (See
Note 2).

     Concentrations of credit risk with respect to trade accounts receivable within the healthcare segment is significantly limited as a result of deriving a substantial portion of its revenue from virtually all the major insurance companies in the United States. Although the Company has few hospitals as customers, those paying claims generated by PCI's operations are insurance companies which pay the cost of healthcare. Accordingly, the Company does not foresee a credit risk associated with these receivables, since repayment is primarily dependent upon the financial stability of the country's largest insurance companies.

     Concentration of credit risk with respect to the entertainment and technology services segment are primarily subject to the financial condition of the segment's largest customer, the United States Defense Department. Accordingly, the Company does not foresee a credit risk associated with these receivables.

  Film Licenses

     Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments (See Note 5).

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

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight line basis over forty years. The Company assesses long-lived assets for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under those rules, goodwill associated with assets required in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Based upon the Company's evaluation of the investment in NCI, the goodwill recorded by the Company from this acquisition was reduced by $204,943 at December 31, 2000.

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

  Recognition of Revenue from License Agreements

     Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

 Operating Costs

     Operating costs include costs directly associated with earning revenue. PCI's operating costs include salary or fees and travel expenses of the individuals performing the services, and sales commissions. Pictures operating costs include film amortization and producer's royalties.

  Recapitalization

     On December 13, 2000, the Board of Directors authorized a reverse stock split of the Company's common shares at the rate of one share for each ten outstanding shares. Unless stated otherwise, all amounts from prior periods have been restated after giving effect to this one for ten reverse split.

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

Reclassifications

     Certain amounts in the 1999 financial statements were reclassified to conform to the 2000 presentation.

NOTE 2 - Accounts Receivable

     The Company estimates an allowance for doubtful accounts, which allowance amounted to approximately $621,000 and $306,000 at December 31, 2000 and 1999, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Accounts Receivable (Continued)

     During the period 1997 through 1999, a significant portion of PCI's revenue was the result of work performed for New York Hospital ("NYH") in connection with identifying and collecting claims which may have been incorrectly underpaid in violation of New York State law. PCI did identify approximately $1.6 million of such underpayments and with the consent of, and on behalf of NYH, organized the appropriate legal actions in an effort to effectuate collection. Based upon the Company's successful results with other hospitals having smaller claims for the same violation of New York law, the Company expected the NYH legal actions to be collectible. In late December 1999, NYH notified the Company that it no longer sought collection of the underpayments and that the legal actions the Company had commenced on their behalf were to be discontinued. Accordingly, the receivables recorded by PCI in connection with this matter were written-off, resulting in PCI's bad debt expense for 1999 of approximately $600,000. Presently, the Company is evaluating its position in this matter.

NOTE 3 - Investment in NetDIVE, Inc.

     During 2000, in an effort to expand its interests into the Internet and in e-commerce technology, the Company negotiated with an investment banker and with NetDIVE, Inc. whereby the investment banker agreed to raise sufficient funds from the sale of the Company's common stock to provide the Company with the capital needed to purchase a 33% interest in NetDIVE, Inc., a privately owned company specializing in collaborative communications on the Internet.

     In the early stages of this acquisition, the Company borrowed $300,000 (see
Note 6) which was used to provide $200,000 for the initial purchase of NetDIVE stock (equal to approximately 1.8% of NetDIVE), and to provide the Company with $100,000 of working capital. The additional capital required to complete the Company's investment was unable to be raised in a timely fashion and, accordingly, the agreement to acquire the balance of the Company's investment was terminated.

NOTE 4 - Accounts Payable and Accrued Expenses

     At December 31, 2000 and 1999, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $241,000 and $328,000, consulting fees of $167,000 and $71,000, commissions of $29,000 and $44,000, and payroll taxes of $87,000 and $183,000. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 5 - Film Licenses

     At December 31, 2000 and 1999 film licenses amounted to $2,597,386 and $2,887,267, respectively. These reflect the lower of the Company's original acquisition price, or fair market value, less accumulated amortization for the distribution rights to 77 film licenses. Such amortization amounted to $371,831 at December 31, 2000 and 1999.

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

     Based upon the Company's estimates of future revenue as of December 31, 2000, approximately 31% of the unamortized film licenses will be amortized during the three years ended December 31, 2003. Management expects that greater than 60% of the film licenses applicable to related television and films will be amortized by 2005.

     The Company's policy is to amortize film licenses under the film forecast method. Additionally, in accordance with SFAS No. 121 (see Note 1), the Company assesses the value of other film licenses for impairment. Based upon the forecast of future revenue anticipated from the sales of its films, the Company has determined it appropriate to write down the carrying amount of its film library by approximately $290,000 in 2000. Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term.

NOTE 6 - Notes Payable

     The composition of Notes Payable at December 31, 2000 and 1999, was as follows:

                                                           2000           1999
Advances and Demand Note bearing interest at
  varying rates of up to 2% per month                   $ 13,200       $  6,354
6% Convertible Secured Promissory Note
  maturing in January, 2001                                 -           300,000
Settlement agreements and arbitration awards
  maturing in April 2001                                 132,776        147,162
12% Convertible Secured Promissory Note
  maturing in June 2002 (See Note 18)                    100,000           -
                                                        --------        -------
                                                         245,976        453,516

Less current portion ............................        145,976         52,910
                                                        --------        -------
Long term portion ...............................       $100,000       $400,606
                                                        ========       ========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - Producer's Minimum Guarantees and Participations

     Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees and producer's participations were $11,958 at December 31, 2000. During 2000, the Company did not reduce its obligations to producers.

     The following schedule summarizes by year the maturities of the balances at December 31, 2000:

                      2001                   $  5,784
                      2002                        -
                      2003                      6,166
                                             --------
                                             $ 11,950

NOTE 8 - Shareholders' Equity

     Throughout 2000 and 1999, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $983,599 and $757,322 for 3,591,100 and 1,538,719 shares of common stock pre one for ten reverse stock split in 2000 and 1999, respectively.

     In connection with payments to creditors for notes payable and indebtedness to producers, the Company issued 65,625 pre one for ten reverse split shares valued at $32,600 in 1999. In connection with payables for operating activities, the Company issued 1,931,190 pre one for ten reverse split shares, valued at $252,783, and 819,631 shares valued at $294,741 in 2000 and 1999, respectively.

     Also, in 2000 and 1999, the Company issued pre one for ten 597,880 shares and 104,585 shares to employees as compensation, valued at $67,570 and $55,540, respectively.

     All shares issued in 2000 and 1999 for notes payable, indebtedness to producers and payables for operating, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

     Net (loss) per common share for 2000 and 1999 has been computed by dividing net (loss), after preferred stock dividend requirements of $8,356 in 2000 and $10,259 in 1999, by the weighted average number of common shares outstanding throughout the year of 863,733 and 488,378, respectively.

  Options Granted

     In January 1994, in connection with an amendment to the Employment Agreement for the President and Chief Executive Officer, the Company issued options to purchase 5000 shares of common stock at $20.35 per share, (all amounts are pre one for ten reverse split), 110% of the market value at the effective date (see Note 9). The options were for a term of five years. In January 2000, none of the options had been exercised. and all the options expired.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - Shareholders' Equity (Continued)

Options Granted (Continued)

     On November 24, 1998, the Company issued to the members of the Board of Directors and officers of the Company, options to purchase 445,000 shares of the Company's common stock for $.375 per share (pre one for ten reverse split). The term of the options are five years. As of December 31, 2000, 110,000 remain unexercised. Additionally, on November 24, 1998, the Company issued options to purchase 180,000 shares of the Company's common stock to three consultants (60,000 to each) for $.48 per share (pre one for ten reverse split) for services performed for the Company. The term of the options are five years. As of December 31, 2000, none of the options were outstanding. Further, on November 24, 1998, the Company issued to the Chairman of the Board and President options to purchase 189,880 shares of the Company's common stock for $.375 per share in recognition of his success in raising funds for the Company during 1998. The term of these options are five years. At December 31, 2000, none of the options were outstanding.

     On May 17, 1999, the Company issued options to purchase shares of the Company's common stock as follows (pre one for ten reverse split): 240,000 to the Board of Directors; 41,667 to the President of the Company and 25,000 to an employee of the Company. These options issued in recognition of the services provided to the Company, have an exercise price of $.48 and a five year term through May 17, 2004. As of December 31, 2000, none of the options remain unexercised.

     Additionally on May 17, 1999, the Company issued (pre one for ten reverse split) 41,667 options to the Company's President in recognition of his successful efforts in raising additional capital for the Company. The options had an exercise price of $.48 and were all exercised during 1999.

     On June 23, 1999, the Company issued (pre one for ten reverse split) 21,875 options to the Company's President in recognition of having raised additional capital for the Company. The shares had an exercise price of $.48 with a five year term through June 22, 2004, and all were exercised during 1999.

     On December 30, 1999, the Company issued options to purchase shares of the Company's common stock as follows (pre one for ten reverse split): 120,000 to consultants for services provided to the Company, 100,000 to the Board of Directors in recognition of their efforts and 230,000 to the President of the Company, and a board member in recognition of their efforts in connection with the acquisition of the Company's interest in NetDIVE, Inc. These options had an exercise price of $.4375 and were all exercised, under a cashless provision, during 2000.

     On August 8, 1999, the Company issued (pre one for ten reverse split) options to purchase 200,000 shares of the Company's common stock to a consultant as consideration for their services in connection with the investment of NetDIVE. The options included 100,000 shares with a provision for a cashless exercise at $1.00 and 100,000, without such provision, also at $1.00. The options are for a five year term through July 24, 2004. At December 31, 2000, none of the options were exercised.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - Shareholders' Equity (Continued)

Convertible Preferred Stock

     The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value, thereafter. Further, each share of the Preferred Stock is convertible at the holder's option into 0.004 shares of Common Stock.

     On March 16, 1999, the Company made a self-tender for all of the 233,900 outstanding shares of 12% Non-Voting Convertible Redeemable Preferred Stock (the "12% Preferred") for 47,578 shares of the Company's common stock. As a result, 191,153 shares of preferred stock were redeemed for 31,540 shares of the Company's common stock.

     At  December  31,  2000,   34,817  shares  of  the  Preferred   Stock  were
outstanding. On June 30, 2000, 7,930 shares of the Preferred Stock were converted to common shares.

     The 12% Preferred presently entitle the holder to convert to 0.004 shares of common stock, par value $.001, of the Company, and the accrued dividend, before conversion, of 12% per annum, payable, when declared by the Board of Directors, in cash or stock at the Company's option, per share of 12% Preferred. Although the Company has not authorized the issuance of dividends, the total value of accrued dividends as of December 31, 2000 is $81,472.

 Warrants

     On May 1, 1999, the Company's Class B Warrants expired.

     On May 31, 1995, the Company entered into an investment banking agreement for a five year period. In consideration, the Company issued warrants to purchase (pre one for ten reverse split) 11,350 shares of the Company's common stock at an exercise price of $6.75 per share. The warrants are exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001.

     At December 31, 2000, all warrants were outstanding. In connection with the investment banking agreement and the services provided to complete that agreement, the Company issued to a consultant, warrants to purchase 1,135 shares of the Company's common stock at an exercise price of $6.75 per share. These warrants are exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. At December 31, 2000, all warrants were outstanding.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - Shareholders' Equity (Continued)

Warrants (Continued)

     On November 24, 1998, the Company entered into a consulting agreement whereby the consultant will perform corporate finance, provide due diligence on mergers and acquisition candidates, and assist the Company on internal structuring and the placement of new debt and equity issues. In consideration, the Company granted (pre one for ten reverse split) warrants to purchase 300,000 shares of the Company's common stock at $.05 per share. The warrants became available 50% immediately and 50% after 90 days from the date of the agreement. The term of the warrants are three years. At December 31, 1999, all the warrants had been exercised.

     On October 5, 2000, the Company entered into an investment advisory agreement whereby the investment advisor will provide introductions to the financial community, assist in raising capital, provide merger and acquisition candidates, and provide other advisory services. In consideration, the Company granted warrants to purchase (pre one for ten reverse split) 250,000 shares of the Company's common stock at $4.00 per share. The term of the warrants are five years and expire on October 14, 2004. At December 31, 2000, none of the warrants were exercised.

 Convertible Debt

     During 1999, the Company issued a series of 6% Secured Convertible Promissory Notes which, in the aggregate, amounted to $300,000. In August of 2000, these Notes were converted (pre one for ten reverse split) for 316,668 shares of common stock. During 2000, the Company issued $100,000 of 12% Secured Convertible Debentures as consideration for legal services performed in previous years (See Note 6).

NOTE 9 - Related Parties

     The Company paid rent under one sub-lease during 2000 and 1999 to a company affiliated with the Chief Executive Officer. The rent paid and terms under the subleases were substantially the same as that of the affiliate's lease agreements with the landlord. The Company paid rent of $2,880 to an employee for the use of her home office in Boynton Beach, Florida. Rent expense for the years ended December 31, 2000, and 1999 was approximately $78,900 and $72,400, respectively.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a license period, which expires on June 5, 2003. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 2000 and 1999, no payments were made to the affiliate, and no revenue was recognized.

     The Company owns distribution rights to two films which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company has received no revenue relating to these films during 2000 and 1999.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 - Related Parties (Continued)

     Throughout 2000 and 1999, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2000 was $86,469. The largest net balance due from the officer was $3,857. The net outstanding balance with the officer at December 31, 2000 and 1999, respectively, was a balance due to him of $40,684 and a balance due from him of $3,857.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued (pre one for ten reverse split) 501,450 shares of common Stock (See Note 8), valued at $61,784 in 2000 and 467,267 shares valued at $71,301 in 1999. Additionally, during 2000 and 1999, the Company's President received options (pre one for ten reverse split) for 250,000 shares at $.4375 per share and 383,542 shares at prices ranging from $.48 to $.68 per share, respectively. These options were issued for services as a Board of Directors member and for additional efforts on behalf of the Company. Further, the Company issued options to other non-employee directors in 2000 and 1999 for 100,000 and 250,000 shares, respectively.

NOTE 10 - Commitments and Contingencies

 Leases

     The Company leases its New York office facility under a sublease. A Florida office was leased on a month to month basis through September 1999 at which time it was closed. The New York lease expires in May 2002 (see Note 9). Future minimum annual base rental commitments as of December 31, 2000 are as follows:

                     2001                     $ 73,280
                     2002                       32,000
                                              --------
                                              $105,280
                                              ========

 License Agreements

     In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

 Employment Agreements

     Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic was entitled to salary in 2000 of $182,858. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 10 - Commitments and Contingencies (Continued)

 Employment Agreements (Continued)

     Due to the Company's working capital deficit, it was unable to pay any salary in cash to Mr. Hreljanovic pursuant to his employment agreement. In the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept shares of the Company's common stock as payment for up to 40% of his unpaid salary. Accordingly, during 2000, the Company issued 501,450 shares of stock (pre one for ten reverse split) valued at $61,784, in lieu of cash payments to Mr. Hreljanovic for his net salary. Further, Mr. Hreljanovic agreed to accept the balance of his salary during 2000, in the form of options to purchase 282,930 shares of common stock at $.4375 per share. These options were exercised under a cashless provision, which resulted in the issuance to Mr. Hreljanovic of 192,904 shares. Additionally, the Company issued options (pre one for ten reverse split) for 250,000 shares at $.4375 per share to Mr. Hreljanovic as compensation for his services as a member of the Board of Directors, and for other efforts on behalf of the Company (see Note 8). These options were exercised under a cashless provision and resulted in the issuance of 97,836 shares. The Company issued 187,636 shares of common stock to Mr. Hreljanovic in 1999 to liquidate the amount owed to him for his 1999 and 1997 salary and 57,641 shares of common stock as additional compensation for achieving certain performance benchmarks for obtaining new hospital contracts.


     Under the terms of this employment agreement, the Chief Executive Officer of the Company is entitled to receive a cash bonus when the Company's pre-tax profit exceeds $100,000.

     Further, if the employment agreement is terminated by the Company after a change in control (as defined by the agreement), the officer is entitled to a lump sum cash payment equal to approximately three times his base salary.

     Mr. Vazquez, former President of PCI, had an employment agreement which terminated on June 30, 2000. Under the terms of his agreement, as amended, Mr. Vazquez received options to purchase shares of the Company's common stock. Effective December 2000, Mr. Vazquez and the Company agreed to an early termination of the Agreement (see Note 10). Accordingly, Mr. Vazquez surrendered all options previously issued to him and agreed to forego any stock or options to which he was entitled.

Preemptive Rights

     In January of 2001, the Company employed a new president for its subsidiary JINI. Although a formal employment agreement has not been prepared, the terms of employment include a salary of $200,000 per year, and options to purchase 100,000 shares of common stock at $1.20 per share to be earned as certain benchmarks are achieved over a two year period. Additionally, the terms of employment provide for an auto allowance and health insurance.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - Commitments and Contingencies (Continued)

 Litigation

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. This matter was settled in April 1999 for a payment of $310,000 to be paid out in three annual payments, maturing on April 20, 2001. As inducement to secure a settlement which provided for annual payments over three years, the Company issued 93,320 shares of common stock for the benefits of the Plaintiffs. (see
Note 6). Payments made during 2000 were less than those required by the settlement agreement. According, the Company is currently in default of this obligation.

Going Concern

As shown in the accompanying financial statements, the Company's:
*    Revenue increased slightly  to $727,000 in 2000 from $718,000 in 1999;
*    Net loss was  $1,720,000  in 2000,  and  $1,537,000  in 1999;
* Working capital was negative $597,610 at December 31, 2000 and was negative $312,434 at December 31, 1999.

     The fact that the Company continued to sustain losses in 2000 has negative working capital at December 31, 2000 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company's ability to continue as a going concern.

     Management of the Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations, including moving into the installation and support for broadband services providers, and raising additional funds either through the issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2001 through public or private sales of securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - Incentive Compensation Plans

1996 Stock Option Plan

     On February 12 , 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan, which allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company, authorizes the grant (pre one for ten reverse split) of 100,000 shares of common stock. The terms of the options are to be determined by the Board of Directors.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - Incentive Compensation Plans (Continued)

1996 Stock Option Plan (Continued)

     Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. At December 31, 2000, all options under the Plan had been granted and none remain outstanding and unissued.

1998 Stock Option Plan

     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase (pre one for ten reverse split) up to an aggregate of 1,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2000, all options under the Plan had been granted.

1999 Stock Option Plan

     On December 27, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996 and 1998 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase (pre one for ten reverse split) up to an aggregate of 1,500,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2000, 1,307,930 options had been granted of which none remain unexercised and 192,070 remain unissued.

2000 Stock Option Plan

     On December 28, 2000, the shareholders of the Company adopted the 2000 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996, 1998 and 1999 Stock Option Plans.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11 - Incentive Compensation Plans (Continued)

2000 Stock Option Plan (Continued)

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase (pre one for ten reverse split) up to an aggregate of 1,500,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2000, no options under the Plan were granted.

Statement of Financial Accounting Standards No. 123

     At December 31, 1999, the Company had a stock-based compensation plan, as described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation costs for these options been determined, based on the fair market value at the grant dates consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                       2000             1999

Net income (loss) ............... As reported     $(1,719,879)     $(1,536,709)
                                  Pro forma       $(1,816,719)     $(2,242,155)

Net income (loss) per common share  As reported   $     (2.00)     $     (3.19)
                                    Pro forma     $     (2.11)     $     (4.63)

NOTE 12 - Income Taxes

     For the years ended December 31, 2000 and 1999, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2000, the Company has net operating loss carryforwards of approximately $8,585,000. These carryforwards expire as follows:

                         2006           $  490,000
                         2007            1,451,000
                         2008              165,000
                         2009              717,000
                         2010              231,000
                         2011              568,000
                         2012            1,107,000
                         2016              956,000
                         2017            1,257,000
                         2018            1,643,000
                                        ----------
                                        $8,585,000

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 - Income Taxes (Continued)

     In accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $3,520,000, at December 31, 2000. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $3,520,000. Deferred tax assets at December 31, 2000 primarily reflect the tax effect of net operating loss carryforwards.

NOTE 13 - Acquisitions

     On June 23, 2000, the Company completed its acquisition of 51% of Nuclear Cardiac Imaging, Inc. ("NCI"), a New York Corporation. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock in exchange for 250,000 shares of the Company's common stock valued at $156,000. A portion of the purchase price (including the 49% interest previously owned by the Company) has been allocated to assets acquired and liabilities assessed, based on estimated fair market value at the date of acquisition, while the balance of $409,886 was recorded as goodwill and is being amortized over forty years on a straight-line basis.

     On March 17, 2000, the Company acquired 100% of Juniper Internet Communications, Inc. ("JINI"), formerly known as Computer Design Associates, Ltd. ("CDA"), a New York Company. The acquisition was effectuated by exchanging all of CDA's outstanding shares of common stock for 15,000 shares of the Company's common stock, valued at $150,000, substantially all of which was recorded as goodwill, amortized on a straight-line basis over forty years. The acquisitions was recorded under the pooling method of accounting.

NOTE 14 - Business Segment Information

     The operations of the Company are divided into two business segments: healthcare - consisting of managed care revenue enhancement and healthcare cost containment services; and entertainment and technology services - consisting of the acquisition and distribution of rights to films and a provider of technology services in the area of communications, Internet services, DSL and other web development services. The Company markets its managed care revenue enhancement services throughout the United States; and films are available to be marketed throughout the world.

Financial information by business segment is as follows:

                                                          2000           1999
Revenue:
      Healthcare ..................................... $   487,378   $  580,594
      Entertainment and technology services ............   239,959      137,036
                                                        ----------  ----------
                                                       $   727,337   $  717,630
                                                       ===========  ==========
Operating Income (Loss):
      Healthcare ...................................   $  (483,275)  $ (749,663)
      Entertainment and technology .................      (469,932)     (15,783)
      Corporate ....................................      (766,672)    (771,263)
                                                        ----------   ----------
                                                       $(1,719,879) $(1,536,709)
                                                       ===========  ===========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14 - Business Segment Information (Continued)

                                                           2000         1999
                                                        ---------     --------

Identifiable Assets:
     Healthcare ....................................  $    442,497 $    682,983
     Entertainment and technology services..........     3,029,491    3,180,507
     Corporate .....................................       673,896      547,951
Total assets for reportable segment ................     4,145,884    4,411,441
Elimination of intersegment investments.............      (177,626)    (177,626)
Total consolidated assets...........................  $  3,968,258 $  4,233,815
                                                        ==========   ==========
Depreciation:
     Healthcare ....................................  $    22,923  $     33,853
     Corporate .....................................       10,631         3,947
     Entertainment and technology services..........        4,454          -
                                                        ---------    ----------
                                                      $    38,008  $     37,800
                                                       ==========    ==========
    Capital Expenditures:
     Healthcare ....................................  $    75,000  $       -
     Corporate .....................................       47,660         6,584
     Entertainment and technology services..........       57,610          -
                                                      -----------    ----------
                                                      $   180,270  $      6,584
                                                       ==========    ==========

NOTE 15 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 2000 and 1999:

2000                    First         Second          Third         Fourth
Revenue ............$  330,394    $   195,001    $   184,213    $    17,729
Gross profit .......   266,793        142,492         51,585          1,042

Net income (loss) ..$ (201,916)   $  (197,044)   $  (275,504)   $(1,045,415)

Net income (loss)
per common share....$    (0.29)   $     (0.25)   $     (0.32)   $     (0.95)

1999                    First         Second          Third         Fourth

Revenue ............$  153,929    $   141,097    $   288,180    $   134,424
Gross profit .......   122,043        107,259        259,031         58,495

Net income (loss) ..  (270,695)   $  (286,375)   $  (304,786)   $  (674,853)

Net income (loss)
per common share ...$    (0.85)   $     (0.72)   $     (0.54)   $     (1.06)

NOTE 16 - Supplemental Cash Flow Information

     Cash paid for interest totaled $12,393 and $24,985 in 2000 and 1999, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 16 - Supplemental Cash Flow Information (Continued)

     During 2000, the following transactions occurred which did not require the use of cash but instead were paid by the issuance of the Company's common stock; officer's compensation of $67,570; acquisition and capitalization of JINI, a wholly owned subsidiary, of $150,000; payment of corporate debt amounting to 983,599; and certain corporate expenses amounting to $252,783.

     During 1999, the following transactions occurred which did not require the use of cash, but instead were paid by the issuance of the Company's common stock: payments to producers amounting to $32,600; officers compensation of $71,301; employee compensation of $55,540; payment of corporate debt amounting to $734,822; and certain corporate expenses amounting to $294,741.

NOTE 17 - Major Customers

     In 2000 and 1999, Maimonides Hospital, in Brooklyn, New York, accounted for 44% and 17%, respectively, of the total revenue of the Company. New York Downtown Hospital and Defense Finance and Accounting Service, each accounted for 13% of the total year 2000 revenue. No other customer accounted for more than 10% of the Company's total revenue.

NOTE 18 - Subsequent Events

     From January 1, 2001 through March 28, 2001, the Company raised $261,600 from 1) the issuances of $167,000 of convertible debentures, and 2) $94,600 of other loans. During this period, the Company issued 300,000 shares of common stock as follows: 135,000 for the conversion of debt to equity and 165,000 in connection with three consulting agreements.

     On January 25, 2001, the Company filed a registration statement on Form S-8 to register 1,500,000 options (and the underlying stock) to be granted under the Company's 2000 Stock Option Plan and to register 165,000 shares of the Company's common stock issuable upon exercise of options granted to three consultants in consideration of services rendered.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: March ___, 2000                        JUNIPER GROUP, INC.



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


By: /s/ Harold A. Horowitz          Director                    March 30, 2000
   -----------------------
   Harold A. Horowitz


By:/s/Barry S. Huston               Director                    March 30, 2000
   -----------------------
      Barry S. Huston