Form 10-K/A
period 2000-12-31
JUNIPER GROUP INC
filed 2001-04-04
CIK 864921

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT No. 1 to
                                   FORM 10KSB

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


Date: April 2, 2001                        JUNIPER GROUP, INC.



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


Signatures                             Titles                       Date


By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
   --------------------------      President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)       April 2, 2001


By: /s/ Harold A. Horowitz          Director                    April 2, 2001
   -----------------------
   Harold A. Horowitz


By:/s/Barry S. Huston               Director                    April 2, 2001
   -----------------------
   Barry S. Huston