Form 10QSB
period 2001-03-31
JUNIPER GROUP INC
filed 2001-05-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                  For the quarterly period ended March 31, 2001
                  ---------------------------------------------

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


                                 (516) 829-4670
------------------------------------------------------------------------------
                           (Issuer's telephone number)





     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---
---

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2001, 1,791,282 shares of common stock.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                        March         December
                                                       31, 2001        31, 2000
                                    ASSETS
Current Assets
  Cash ...........................................   $     1,060    $       949
  Accounts receivable - trade ....................       225,153        229,962
  Due from affiliates ............................         5,464           -
  Prepaid expenses and other current assets ......       301,396        321,141
Total current assets .......................            533,073        552,052
  Film licenses ..................................     2,559,586      2,597,386
  Property and equipment net of accumulated
    depreciation of $163,631 and $146,187
    respectively .................................       270,972        267,899
  Investment in NetDIVE, Inc......................      200,000         200,000
  Goodwill .......................................       310,760        346,069
  Other assets ...................................           103          4,852
                                                     $ 3,874,494    $ 3,968,258
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $   862,015    $   956,002
  Notes payable - current ........................       118,369        145,976
  Due to officer .................................       53,906          40,684
  Due to shareholders ............................         7,000          7,000
       Total current liabilities .................     1,041,290      1,149,662
  Debentures payable - long term .................       202,000        100,000
  Due to producers - long term ...................           911         12,186
        Total liabilities ........................     1,244,201      1,261,848
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 375,000
   shares authorized, 34,817 shares
   issued and outstanding at March 31, 2001,
   and December 31, 2000: aggregate liquidation
   preference, $69,634 at March 31, 2001
   and December 31, 2000..........................         3,482          3,482
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 1,920,611 and 1,386,811
   issued and outstanding at March 31, 2001
   and December 31, 2000, respectively ...........         1,921          1,387
  Capital contributions in excess of par:
   Attributed to preferred stock .................        31,039         31,039
   Attributed to common stock ....................    13,278,653     12,883,287
  Retained earnings (deficit) ....................   (10,684,802)   (10,212,785)
   Total shareholders' equity ....................     2,630,293      2,706,410
                                                     $ 3,874,494    $ 3,968,258




                  See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                  March 31,         March 31,
                                                     2001              2000
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $     19,231       $    247,190
     Entertainment and technology service.....          -                83,204
                                                ------------       ------------
                                                      19,231            330,394
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................        15,918             19,430
     Entertainment and technology service.....        10,693             44,171

Selling, general and administrative expenses..       393,747            468,709
         Revaluation of film licenses............     37,800                -
         Revaluation of investment in NCI........     33,090                -
                                                 ------------       ------------
                                                     491,248            532,310
                                                ------------       ------------

Net income (loss) ............................  $   (472,017)  $       (201,916)
                                                ============        ============
Weighted average number of shares outstanding.     1,752,225            704,480
                                                ============        ============

Basic earnings per share data:
Net income (loss) per common share............  $     (0.27)      $       (0.29)
                                                ============       ============
















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                   March 31,         March 31,
                                                     2001              2000
Operating Activities
Net income (loss) ............................   $   (472,017)    $    (201,916)
 Adjustments to reconcile net cash provided
  by operating activities:
 Depreciation and amortization expense ........         19,663            7,299
 Allowance for doubtful accounts...............         23,744              -
  Payment of officer's compensation with equity            -             30,705
 Payment of employees' compensation with equity         14,500              -
 Payment of expenses with equity .............          23,750          116,626
 Revaluation of film licenses.................          37,800            -
 Revaluation of investment in NCI.............          33,090            -
Changes in assets and liabilities:
 Accounts receivable .........................         (18,935)         (23,008)
 Prepaid expenses and other current assets ...          19,745           (6,968)
 Other assets ................................           4,749            4,469
 Due to(from)officers and shareholders........          13,222           15,995
 Affiliates ..................................          (5,464)           4,248
 Accounts payable and accrued expenses.......      _   185,013_        (146,299)
 Net cash provided from (used for)
  operating activities .......................        (121,140)        (198,849)
Investing activities:
 Sale (purchase) of equipment ................         (20,517)         (18,750)
Financing activities:
Reduction in borrowings ......................           -             (199,363)
 Proceeds from borrowings....................            -              220,750
 Payments to and on behalf of producers ......          (11,275)          7,100
 Proceeds from private placements ............          153,043         201,375
 Net cash provided from (used for)
   financing activities ......................          141,768         229,862
                                                    -----------     -----------
  Net increase (decrease) in cash .............             111          12,263
Cash at beginning of period .................               949           3,290
                                                    -----------     -----------
  Cash at end of period .......................    $      1,060      $   15,553
                                                   ============     ===========
Supplemental cash flow information:
  Interest paid ..............................     $     -           $      365
                                                   ------------    ------------









                 See Notes to Consolidated Financial Statements


                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                Preferred Stock               Common Stock
                          ---------------------------   ----------------------------
                                          Capital                        Capital
                                       Contributions                 Contributions      Retained
                            Par Value   in excess         Par Value    in excess        Earnings
                             at $.10     of par           at $.001      of par          (Deficit)      Total
                        ------------- --------------     ----------  --------------    ----------    --------


Balance,
December 31, 2000        $      3,482  $      31,039     $    1,387     $12,883,287   $(10,212,785) $  2,706,410



Shares issued as
payment for various
expenses ...................      -             -                48          23,702         -            23,750

Shares issues as compensation
to employees                      -             -                29          14,471         -            14,500

Shares issued as payment of
 various liabilities              -             -               300         278,700         -           279,000

Shares issued in private
  placements ...............      -             -               157          78,493         -            78,650

Net (loss)  for the three
 months ended March 31, 2001..    -             -                -             -          (472,017)    (472,017)
                               _______     _________        _______      __________      _________   __________

Balance, March  31, 2001  $      3,482  $     31,039      $   1,921    $ 13,278,653   $(10,684,802)  $2,630,293
                          ============  ============      =========    ============   ============   ==========





























                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - Basis of Presentation:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 included in the Company's Form 10-KSB filed with SEC.

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

Item 2  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2000 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

-    continued historical lack of profitable operations and declining revenues;

-    working capital deficit;

-    the need to raise additional capital to fund operations and growth;

- the success of the expansion into the internet connection installation business, and dependence thereon;

- the ability to develop long-lasting relationships with our customers and attract new customers;

- the competitive environment within the industries in which the Company operates, including healthcare, entertainment and internet connection installation;

- the ability to attract and retain qualified personnel, particularly the Company's CEO and the president of Juniper Internet Communications, Inc. subsidiary;

- the effect on our financial condition of delays in payments received from third parties;

-    the ability to manage a new business with limited management resources;

-    rapid technological changes;

-    economic conditions; and

- other factors set forth in our other filings with the Securities and Exchange Commission.

     Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
--------

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two (2) segments: 1) entertainment and technology; and 2) healthcare. During the first quarter of 2001, the Company began to, and intends to continue to, invest all of its available resources on expanding the business of JINI, as described below. The Company and its subsidiaries operate their business from the Company's Great Neck location.

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

b) Juniper Internet Communications, Inc. ("JINI") formerly called Computer Design Associates, Ltd. ("CDA") was acquired by JEI in March 2000. JINI focuses particular attention on providing services for leading Internet broadband service providers; specifically supporting services for DSL, cable internet, VOIP and wireless IP providers. In December 2000, CDA was renamed JINI to more appropriately reflect JINI's role in the industry's rapid deployment of internet broadband capabilities and services. Rapid adoption of new Internet capabilities by the market should allow JINI to expand its technology deployment service, which it began in May 2001. In May 2001, the Company entered into an agreement with Comcast Cablevision of Bucks County pursuant to which JINI will provide cable modem installation services. The Company believes that if this contract is implemented successfully, it could provide significant revenue and gross profit to allow the Company to generate positive cash flow from operations; however, no assurance can be given in this regard. The Company believes that this contract represents a significant first step in the implementation of its plan to become a leading provider of internet broadband services.

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospitals, Write-off Review, and appeals of any third party rejections or denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc.

b) Juniper Healthcare Containment Systems, Inc. ("Containment") develops and provides full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. During 2001 and 2000, no services were performed by this subsidiary.

c) Nuclear Cardiac Imaging, Inc.("NCI"), is developing the business of providing cardiac Spect Imaging to cardiologists at their offices without charge to the doctor. NCI intends to charge the insurance carrier or managed care company directly. During 2001 and 2000, no services were performed by this subsidiary.

RESULTS OF OPERATIONS
---------------------

Three Months Ended  March 31, 2001 vs Three Months Ended  March 31, 2000
------------------------------------------------------------------------

     Revenue related to the Company's Healthcare business decreased to $19,000 in the first quarter of 2001 from $247,000 in the first quarter of 2000, representing a 92% decrease.

     The decrease in revenue during the first quarter of 2001 was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through May 2001, all operations of the Company, other than JINI, were substantially reduced below that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized no revenue in the first quarter of 2001. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of the films in 2001. However, the Company has begun looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets, that are not currently under license.

     Healthcare operating costs decreased to $16,000 in the first quarter of 2001 from $19,000 in the first quarter of 2000, an 18% decrease. As a percentage of revenue, operating costs of the healthcare operations increased to 83% in the first quarter of 2001 from 8% in the first quarter of 2000. This was primarily due to certain fixed operating costs which increased as a percentage of sales, as a result of revenue being lower in the first quarter of 2001.

     The entertainment and technology segment recognized operating costs of $11,000 in the first quarter of 2001, which was exclusively attributed to the technology service business. This represents a 76% decrease from 2000, which recognized operating costs of $44,000 in the first quarter of 2000. This decrease is the result of the redirection of JINI's business during this quarter.

     Selling, general and administrative expenses decreased to $394,000 in the first quarter of 2001 from $468,000 in the first quarter of 2000, a 16% decrease. This decrease is primarily due to a decrease in bad debt expense of $64,000, in consulting expense of $52,000, and auto expense of $10,000, partially offset by an increase in depreciation and amortization of $20,000, in bonuses to employees of $20,000 and in SEC compliance costs of $18,000. Of the $394,000 in selling, general and administrative expenses for the first quarter of 2001, approximately $126,000 or 32%, was attributable to the operations of JINI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 2000, the Company had a working capital deficit of ($478,000), compared to a working capital deficit of ($598,000) at December 31, 2000. The ratio of current assets to current liabilities was 0.53:1 at March 31, 2000 and 0.48:1 at December 31, 2000. Cash flow used for operations during the first quarter of 2001 was $121,000, compared to cash flow used for operations during the first quarter of 2000, of $199,000. The Company's operations in the first quarter of 2001 were funded by the receipt of proceeds from the sale of $202,000 of convertible debentures, and the issuance of 533,800 shares of common stock. The Company has incurred loses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

     The Company plans to continue to attempt to expand its JINI's services business and to invest all available resources in this effort. In the first quarter of 2001, the Company made capital expenditures of approximately $22,000 related to the JINI business. In May 2001, the Company entered into an agreement with Comcast Cablevision of Bucks County pursuant to which JINI will provide cable modem installation services. The Company believes that if this contract is implemented successfully, it could provide significant revenue and gross profit to allow the Company to generate positive cash flow from operations; however, no assurance can be given in this regard. The Company believes that this contract represents a significant first step in the implementation of its plan to become a significant provider for leading internet broadband service providers.

     The Company has no firm material commitments for capital expenditures or film acquisitions.

     In 2001, the Company is searching for full time sales and marketing managers with expertise in the Internet and audio streaming industry, and the e-commerce technology. If cash flow permits, the Company plans to enhance its information systems capabilities and create a conduit for video and audio streaming of entertainment products to the Internet.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2001. During the first quarter of calendar 2001, the Company has raised greater than $350,000 from the sale of its common stock or the issuance of convertible debentures in private transactions. Based upon the expected revenue, gross profit and projected cash flows of JINI, the Company expects to generate positive cash flow from this subsidiary by year end 2001. However, the Company will require additional financing to accomplish this goal. Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     As of May 10, 2001, the Company has $202,000 principal amount of Debentures outstanding. The Company's Debentures accrue interest at the rate of 6% per annum, and mature at varying dates, ranging from January through March 2003.

     The Company currently does not have any bank lines of credit.

Seasonality
-----------

     The Company believes that its business has not been materially affected by seasonality.

Inflation
---------

     The Company believes that inflation has generally not had a material impact on its operations.

Backlog
-------

     The Company has no backlog.

PART II:   OTHER INFORMATION
           -----------------

Item 1.   Legal Proceedings

     Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 3, 2001, and to the references therein, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.

Item  2.  Changes  in  Securities and Use of Proceeds

     Unregistered Shares of Common Stock, $0.001 par value, issued in the first quarter of 2001 were as follows:

                            No.
Date         Purchaser   of Shares       Consideration                     Exemption
-----------  ---------   ----------     -----------------------------     ----------

1/3-3/31/01  Consultants  47,500        Consultants accepted common
                                        stock lieu of cash payments of
                                        $23,750.                              4(2)

1/3/01       Employees    29,000        Employees accepted payment of
                                        compensation in common stock in
                                        lieu of cash payments of $14,5004     4(2)

1/03-1/31/01 Private
             Holders     157,300        Satisfaction of indebtedness of       4(2)
                                        $78,650.

1/3/01       Vendors     300,000        Vendors accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $279,000.                          4(2)

     In the first quarter of 2001, the Company issued $202,000 principal amount of Convertible Debentures to 3 accredited investors. The issuance of these Debentures were private transactions exempt from registration under Section 4(2) of and Regulation D promulgated under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1, December 1, and March 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999, in 2000 and the payment due on March 1, 2001 have not yet been paid and are cumulating.

     No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared and set aside for payment.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearage of unpaid dividends at March 31, 2001, was $83,561.

Item 4.  Submission of Matters to Voting Security Holders
         ------------------------------------------------
         Not Applicable

Item 5.  Other Information
         -----------------
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             None

         (b) Reports on Form 8-K.

     On January 16, 2001, the Company filed a current report on Form 8-K (date of report: January 11, 2001), reporting that resignation of Marvin D. Rostolder from its Board of Directors.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date: May 14, 2001



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