Form 10-Q
period 2001-06-30
JUNIPER GROUP INC
filed 2001-08-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB






QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                  For the quarterly period ended June 30, 2001
                  ---------------------------------------------

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






     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 7, 2001, there were 3,355,323 outstanding shares of common stock.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                        June           December
                                                       30, 2001        31, 2000
                                                       --------        --------
                                     ASSETS
Current Assets
  Cash ...........................................     $  21,445     $      949
  Accounts receivable - trade ....................       145,471        229,962
  Due from affiliates ............................         4,633           -
  Prepaid expenses and other current assets ......       204,089        321,141
Total current assets .......................             375,638        552,052
  Film licenses ..................................     2,521,787      2,597,386
  Property and equipment net of accumulated
    depreciation of $182,301 and $146,187
    respectively .................................       303,168        267,899
  Investment in NetDIVE, Inc......................       200,000        200,000
  Goodwill .......................................       277,588        346,069
  Other assets ...................................           103          4,852
                                                      ----------     -----------
                                                      $3,678,284    $ 3,968,258
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........   $   837,028    $   956,002
  Notes payable - current ........................       159,781        145,976
  Due to officer .................................        31,806         40,684
  Due to shareholders ............................         7,000          7,000
       Total current liabilities .................     1,035,615      1,149,662
  Debentures payable - long term .................       327,961        100,000
  Due to producers - long term ...................           911         12,186
                                                       ---------      ---------
        Total liabilities ........................     1,364,487      1,261,848
Shareholders' Equity
  12% Non-voting convertible redeemable
   preferred stock: $.10 par value, 375,000
   shares authorized, 34,817 shares
   issued and outstanding at June 30, 2001,
   and December 31, 2000: aggregate liquidation
   preference, $69,634 at June 30, 2001
   and December 31, 2000..........................         3,482          3,482
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 2,779,460 and  1,386,811
   issued and outstanding at June 30, 2001
   and December 31, 2000, respectively ...........         2,779          1,387
  Capital contributions in excess of par:
   Attributed to preferred stock .................        31,039         31,039
   Attributed to common stock ....................    13,612,894     12,883,287
  Retained earnings (deficit) ....................   (11,336,397)   (10,212,785)
   Total shareholders' equity ....................     2,313,797      2,706,410
                                                     -----------     -----------
                                                     $ 3,678,284    $ 3,968,258






                  See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                      Three Months Ended
                                                   June 30,           June 30,
                                                     2001              2000
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $    -             $    145,641
     Entertainment and technology services....       21,162              49,360
                                                ------------       ------------
                                                     21,162             195,001
                                                ------------       ------------

Operating Costs:
     Healthcare ..............................          714              24,138
     Entertainment and technology services....       15,350              28,371
Selling, general and administrative expenses .      561,362             339,536
         Revaluation of film licenses...........     37,800                -
         Revaluation of investment in NCI.......     30,954                -
         Settlement Expense.....................     26,577                -
                                                ------------       ------------
                                                    672,757             392,045
                                                ------------       ------------

Net income (loss).............................  $  (651,595)      $    (197,044)
                                                ============       ============
Weighted average number of shares outstanding     2,257,274             788,159
                                                ============       ============
Net income (loss) per common share              $     (0.29)     $        (0.25)
                                                ============       ============




















                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                        Six Months Ended
                                                   June 30,           June 30,
                                                     2001              2000
                                                ------------       ------------
Revenues:
     Healthcare ..............................  $     19,232       $    392,831
     Entertainment and technology services....        21,161            132,564
                                                ------------       ------------
                                                      40,393            525,395
Operating Costs:
     Healthcare ..............................        16,632             43,568
     Entertainment and technology services....        26,043             72,542
Selling, general and administrative expenses .       955,109            808,245
         Revaluation of film licenses...........      75,600               -
         Revaluation of investment in NCI.......      64,044               -
         Settlement Expenses....................      26,577               -
                                                 ------------       -----------
                                                   1,164,005            924,355
                                                 ------------       -----------

Net income (loss) ............................  $ (1,123,612)      $   (398,960)
                                                ============       ============
Weighted average number of shares outstanding      2,006,145            746,320
                                                ============       ============
Net income (loss) per common share              $      (0.56)     $       (0.54)
                                                ============       ============



















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                    June 30,         June 30,
                                                     2001              2000
                                                 ------------      ------------
Operating Activities
Net income (loss) ............................   $ (1,123,612)    $    (398,960)
 Adjustments to reconcile net cash provided
  by operating activities:
Depreciation and Amortization expense .......          42,414             7,732
Allowance for doubtful accounts..............           9,284               -
Payments of expenses with equity.............         110,136           213,981
Revaluation of film licenses.................          75,600               -
Revaluation of investment in NCI.............          64,044               -
Payment of officer's compensation with equity            -               30,705
Payment of employees compensation with equity          71,218               -
Changes in assets and liabilities:
 Accounts receivable .........................         75,207           (88,992)
 Prepaid expenses and other current assets ...        117,052            57,419)
 Other assets ................................          4,749              (119)
 Due to/from officers ........................         (8,878)           55,730
 Due from affiliates .........................         (4,623)              486
 Accounts payable and accrued expenses .......        182,531           (61,440)
                                                 ------------         ---------

 Net cash provided from (used for)                  (384,894)          (298,296)
   operating activities ......................   ------------         ---------

Investing activities:
 Sale (purchase) of equipment ................      ( 73,246)          (142,484)
                                                 ------------         ---------
Financing activities:
 Reduction in borrowings .....................          -               (25,000)
 Proceeds from borrowings ....................       241,766             32,120
 Payments to and on behalf of producers ......       (11,275)              -
 Initial Capitalization of CDA ...............          -                 7,100
 Proceeds from private placements............        248,145            429,775
                                                 ------------         ---------
 Net cash provided from (used for)
   financing activities ......................       478,636            443,995
                                                 ------------         ---------
 Net increase (decrease) in cash .............        20,496              3,215
 Cash at beginning of period .................           949              3,290
                                                 ------------         ---------
 Cash at end of period .......................   $    21,445              6,505
                                                 ============         =========

Supplemental cash flow information:
  Interest paid ..............................   $       750          $     365
                                                  -----------         ---------






                 See Notes to Consolidated Financial Statements
                                        5

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                          Preferred Stock                            Common Stock
                      ------------------------              ----------------------------
                                   Capital                     Capital
                                Contributions               Contributions     Retained
                  Par Value        in excess    Par Value     in excess       Earnings
                   at $.10           of par     at $.001       of par         (Deficit)        Total
                  ----------    -------------   --------    -------------     ---------       ---------

Balance,
December 31, 2000 $    3,482   $       31,039 $    1,387      $12,883,287   $(10,212,785)   $ 2,706,410

Shares issued as
payment for
various expenses...     -                -           203          109,933         -             110,136

Shares issues as
compensation
to employees.......     -                -           115           71,103         -              71,218

Shares issued as
payment of
various liabilities..   -                -           345          301,155         -             301,500

Shares issued in
private placements..    -                -           439          247,706         -             248,145

Shares issued from
exercise of stock...    -                -           290             (290)        -                -

Net (loss) for the
six months
ended June 30, 2001..   -                -           -               -       (1,123,612)     (1,123,612)

                    -------        ---------     -------      -----------    ----------       ----------
Balance,
June 30, 2001     $   3,482      $    31,039   $   2,779     $ 13,612,895  $(11,336,397     $ 2,313,797
                  =========      ===========   =========     ============  ============     ===========























                 See Notes to Consolidated Financial Statements
                                        6

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

- the ability to attract and retain qualified personnel, particularly the Company's CEO and senior management of Juniper Internet Communications, Inc. subsidiary;

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


OVERVIEW
--------

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two (2) segments: 1) entertainment and technology; and 2) healthcare. During the first quarter of 2001, the Company began to, and intends to continue to, invest all of its available resources on expanding the business of JINI, as described in 1(b) below. The Company and its subsidiaries operate their business from the Company's Great Neck location.

1. Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

a) Juniper Pictures, Inc. ("Pictures"), which engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. During 2000 and 2001 no sales were recognized by this subsidiary.

b) Juniper Internet Communications, Inc. ("JINI") formerly called Computer Design Associates, Ltd. ("CDA") was acquired by JEI in March 2000. In December 2000 CDA was renamed JINI to more appropriately reflect JINI's role in the industry's rapid deployment of internet broadband capabilities and services. Also in December 2000, Mr. Alan R. Andrus joined JINI as its President to lead the Company's efforts in establishing itself in this marketplace. Juniper Internet Communications, Inc. engages in providing broadband implementation and integration installation services for leading Cable and DSL broadband service providers. In May 2001, the Company entered into an agreement with Comcast Cablevision to provide cable modem broadband installation services in the Philadelphia suburban area. In June 2001, the Company was awarded a second agreement by Comcast Cablevision to provide cable modem broadband installation services as Comcast's sole subcontractor for cable modem broadband installation services in additional suburban territories. The Company's services have been successfully implemented in these territories and the Company believes that the quality and productivity of its services are likely to allow it to continue expanding the market areas it supports.

     In  July  2001  JINI  was  selected  as a DSL  broadband  installation  and integration  installation  service  provider  by Network  Access  Solutions
     ("NAS"). This contract, which began in early August 2001, covers DSL installation and integration services. Such services were initially provided in the New York area. JINI's services will be expanded later in August to include DSL services in the Northern Virginia, Washington D.C., Baltimore and surrounding Maryland territories, served by NAS.

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospitals, Write-off Review, and appeals of any third party rejections or denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc. During the second quarter of 2001, no services were performed by this subsidiary.

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

RESULTS OF OPERATIONS
---------------------

     The overall decrease in revenue during the second quarter of 2001 was attributed to a redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. Due to the limited resources available to the Company, this effort significantly restricts the Company's ability to address the business of other subsidiaries. During the period December 2000 through August 2001, all operations of the Company, other than JINI, were deferred to that of JINI. Accordingly, revenues during this period have reflected a significant reduction in activity of all other subsidiaries while that of JINI reflects it taking a foothold and growth in its targeted markets. Based upon the existing schedule of business under the present contracts, JINI's revenue is expected to grow at the rate of 50% per month throughout the third quarter of 2001. Although operating costs reflect significant reductions when compared to the prior periods, the reduction is also the result of the redirection of efforts in JINI. Operating costs of JINI typically include field operations costs under a broadband service installation agreement. These costs include all labor and labor related expenses for technicians, field supervision and administrative support, all field travel and vehicle expenses, field office expenses, and expenses related to vehicle, tools and test equipment, and where contractually required consumable materials expenses. As each contract is implemented, the Company has experienced a learning curve in both the quality and productivity of its services. The Company generally starts each contract with a mix of experienced/highly qualified technicians, and entry-level technicians who have basic qualifications. Entry-level technicians are required to participate in the Company's free training on their own time and at their own expense. Such training typically lasts several weeks. Experienced technicians receive several days of orientation and on-the-job training usually paid for by the Company. This mix of capabilities has provided an excellent blend of expense, quality and productivity concerns.

Three Months Ended  June 30, 2001 vs Three Months Ended  June 30, 2000
-----------------------------------------------------------------------

     There was no Revenue related to the Company's Healthcare business in the second quarter of 2001 representing a decline of $146,000 from the second quarter of 2000.

     The decrease in revenue during the second quarter of 2001 was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through August 2001, all operations of the Company, other than JINI, were deferred to that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized $21,000 in revenue in the second quarter, which is totally attributable to JINI beginning services on the Comcast contract in May 2001. This amount represents a decrease from $133,000 in the second quarter of 2000, representing an 84% decrease. With regard to Pictures, certain of the Company's films that generated revenue when the Contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of the films in 2001. However, the Company has begun looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets that are not currently under license.

     Healthcare operating costs decreased to under $1,000 in the second quarter of 2001 from $24,000 in the second quarter of 2000, a 96% decrease.

     The entertainment and technology segment recognized operating costs of $15,000 in the second quarter of 2001, which was exclusively attributed to the technology service business. This represents a 46% decrease from 2000, which recognized operating costs of $28,000 in the second quarter of 2000. This decrease is the result of the redirection of JINI's business during this quarter.

     Selling, general and administrative expenses increased to $560,000 in the second quarter of 2001 from $340,000 in the second quarter of 2000, a 65% increase. This increase is primarily due to an increase in legal expense of 75,000, salary expense of $98,000, consulting expense of $49,000, bonuses to employees of $18,000 for having deferred salary, depreciation and amortization of $6,000, and marketing expense of $9,000, partially offset by an decrease in bad debt of $42,000. Of the $560,000 in selling, general and administrative expenses for the second quarter of 2001, approximately $144,000 or 26%, was attributable to the operations of JINI. The increase in salary expenses was attributed to the hiring of senior levels of management of JINI, focusing company resources on the JINI business line. The increase in legal expense was due to the costs incurred in connection with settlement of litigation. The bonus expense increase was due to the recognition of deferring prior year's bonuses into 2001. The increase in depreciation and amortization is primarily due to the ramp-up of assets for providing cable modem and DSL broadband installation and integration services. The decrease in bad debt expense is based upon having established in 2000, significant reserves for healthcare revenue. The increase in marketing expenses was largely attributed to the launching of JINI through brochures, trifolds, one sheets and other materials to create a market awareness and presence for JINI.

Six Months Ended June 30, 2001 vs Six Months Ended June 30, 2000
----------------------------------------------------------------

     Revenue related to the Healthcare segment decreased to $19,000 through the second quarter of 2001 from $393,000 through the second quarter of 2000, representing a 95% decrease. The decrease in revenue through the second quarter of 2001 was predominately attributed to the redirection of the Company to the establishment of the JINI business and de-emphasis on the lower margin healthcare segment.

     The entertainment and technology segment recognized revenue of $21,000 through the second quarter of 2001, a decrease from $133,000 through the second quarter of 2000, which represents an 84% decrease. This revenue was completely attributable to JINI, due the Company's redirected efforts. As a results of these efforts, JINI has successfully obtained two agreements. In May 2001, the Company entered into an agreement with Comcast Cablevision to provide cable modem broadband installation services in Bucks County, Pennsylvania and in June 2001, the Company was awarded a second agreement with Comcast to provide cable modem broadband installation services in Delaware County. Finally, in July 2001, JINI was selected as a DSL broadband installation and integration service provider by Network Access Solutions. This contract which will begin in early August 2001, will cover DSL installation and integration services in the New York area.

     With regard to Pictures, certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology segment of its business, and has not devoted resources toward the promotion and solicitation of the films in 2001. However, the Company is looking for outside salesmen to help market and merchandise the films that are not currently under license.

     Healthcare operating costs decreased to $17,000 through the second quarter of 2001 from $44,000 in the second quarter of 2000, a 61% decrease. As a percentage of revenue operating costs of the healthcare operations increased to 89% through the second quarter of 2001 from 21% through the second quarter of 2000. The increase is due to the fact that certain fixed operating costs increased as a percentage of sales when revenue is lower, as in the first six months of 2001.

     Selling, general and administrative expenses increased to $954,000 through the second quarter of 2001 from $808,000 through the second quarter of 2000, an 18% increase. This increase is primarily due to increases in salary expense of $98,000, legal expense of $75,000, bonus expense of $38,000 for having deferred salary, depreciation and amortization expense of $31,000,and marketing of $10,0000, offset by decrease in bad debt expense of $106,000. The increase in salary expenses was attributed to the hiring of senior levels of management of JINI. The increase in legal expense was due to the costs incurred in connection with settlement of litigation. The bonus expense increase was due to the recognition of deferring prior year's bonuses into 2001. The increase in depreciation and amortization is primarily due to the ramp-up of assets for providing cable modem and DSL broadband installation and integration services. The decrease in bad debt expense is based upon the reserving of healthcare revenue in 2000 that represented a discontinued product. The increase in marketing expenses was largely attributed to the launching of JINI through brochures, trifolds, one sheets and other materials to create a market awareness and presence for JINI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2001, the Company had a working capital deficit of ($660,000), compared to a working capital deficit of ($598,000) at December 31, 2000. The ratio of current assets to current liabilities was 0.36:1 at June 30, 2001, and 0.48:1 at December 31, 2000. Cash flow used for operations through the second quarter of 2001 was $385,000, compared to cash flow used for operations through the second quarter of 2000, of $298,000. The Company's operations through the second quarter of 2001 were funded by the receipt of proceeds from the sale of $242,000 of convertible debentures, and the issuance of 439,790 shares of common stock. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

     The Company plans to continue to attempt to expand its JINI's services business and to invest all available resources in this effort. In the first quarter of 2001, the Company made capital expenditures of approximately $73,000 related to the JINI business. During the first six months of 2001, the Company entered into agreements with Comcast Cablevision and NAS pursuant to which JINI will provide cable modem and DSL installation services. Services have improved in productivity during the first 90 days while establishing operations in each new territory. The Company expects that as territories are established, gross margins for cable broadband services will reach approximately 30%, and DSL broadband service margins will approximate 40%. The Company believes that these contracts could provide significant revenue and gross profit to allow the Company to generate positive cash flow from operations; however, no assurance can be given in this regard. The Company also believes that these contracts represent a significant first step in the implementation of its plan to become a significant installation provider for leading internet broadband service providers.

     The Company has no firm material commitments for capital expenditures or film acquisitions. However, relating to the efforts to grow JINI, the Company has committed in its projected expenditures, approximately $300,000 per year for salaries of newly hired upper management level employees. Additionally, as each contract is implemented, the Company incurs recruitment expenses and purchases tools and test equipment. Cable broadband services require that vehicles and technical support equipment be provided for each technician. The total cable installation technician startup expense, exclusive of the cost of vehicles, has averaged approximately $3,000. DSL broadband services require fewer tools and test equipments, and technicians use their own vehicles to travel to installation locations. Total startup expenditures per DSL technician is expected to average approximately $2000 per technician.

     In 2001, the Company is searching for full time sales and marketing managers with expertise in the Internet and audio streaming industry, and the e-commerce technology. If cash flow permits, the Company plans to enhance its information systems capabilities and create a conduit for video and audio streaming of entertainment products to the Internet.

     As reflected in the Company's June 30, 2001 Consolidated Statements of Cashflows, greater than $350,000 of expenses during the first six months of 2001 were non-cash expenses. Additionally, a litigation in which the Company was involved was settled for an agreed upon payment schedule over a one year period. However, the Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2001.

     During the first six months of calendar 2001, the Company has raised greater than $480,000 from the sale of its common stock or the issuance of convertible debentures in private transactions, and as of July 11, 2001, all except $100,000 of the outstanding Debentures were converted to equity. Based upon the expected revenue, gross profit and projected cash flows of JINI, the Company expects to generate positive cash flow from this subsidiary by year end 2001. However, the Company will require additional financing to accomplish this goal. Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     As of August 6, 2001, the Company has $100,000 principal amount of Debentures outstanding. The Company's Debentures accrue interest at varying rates, and mature at various times, beginning with December, 2002.

     The Company currently does not have any bank lines of credit.

PART II:   OTHER INFORMATION
           -----------------
Item 1.   Legal Proceedings

     Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 3, 2001, and to the references therein, for a discussion of the legal proceeding to which we were a party. This matter has been settled for approximately $120,000, with payments due over approximately one year.

Item  2.  Changes  in  Securities and Use of Proceeds

     Unregistered Shares of Common Stock, $0.001 par value, issued in the second quarter of 2001 were as follows:

                            No.
Date         Purchaser   of Shares       Consideration                     Exemption
-----------  ---------   ----------     -----------------------------     ----------

4/1-6/30/01  Consultants  154,640       Consultants accepted common
                                        stock in lieu of cash payments of
                                        $86,387.                              4(2)

4/1-5/11/01  Employees     85,720       Employees accepted payment of
                                        compensation in common stock in
                                        lieu of cash payments of $56,719      4(2)

4/05-6/11/01 Private
             Holders      282,490       Satisfaction of indebtedness of       4(2)
                                        $169,495.

6/30/01       Vendors      45,000       Vendors accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $22,500.                           4(2)


5/01/01       Directors   29,103        Exercise of options                   4(2)

     In the second quarter of 2001, the Company issued $130,000 principal amount of Convertible Debentures to 2 accredited investors. The issuance of these Debentures were private transactions exempt from registration under Section 4(2) of Regulation D promulgated under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1, and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999, in 2000 and the payments due on March 1, and June 1, 2001 have not yet been paid and are cumulating.

     No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared and set aside for payment.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearages of unpaid dividends at June 30, 2001, was $85,650.

     Subsequent to the balance sheet date, on July 13, 2001, the Company retired 5,760 shares of the Company's Preferred Stock in exchange for shares of the Company's common stock. Consequently, the cash value of the arrearages of unpaid dividends have been reduced to $71,480.

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



Date: August 14, 2001



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