Form 10QSB
period 2001-09-30
JUNIPER GROUP INC
filed 2001-11-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

                For the quarterly period ended September 30, 2001
                -------------------------------------------------

____     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             For the transition period from _______ to _______

                             Commission file number    0-19170
                                                     ----------


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



------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 7, 2001, there were 5,279,529 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                                     JUNIPER GROUP, INC.
                                                  AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED BALANCE SHEETS

                                                    September        December
       ASSETS                                        30, 2001         31, 2000
                                                    ----------      -----------
                                                     (Unaudited)     (Audited)
Current Assets
  Cash ............................................ $    12,270     $       949
  Accounts receivable - trade .....................     273,896         229,962
  Prepaid expenses and other current assets .......     333,062         321,141
                                                     ----------      ----------
    Total current assets ..........................     619,228         552,052
  Film licenses ...................................   2,483,987       2,597,386
  Property and equipment net of accumulated .......
    depreciation of $206,148 and $146,187
    respectively ..................................     220,242         267,899
  Investment in NetDIVE, Inc. .....................     200,000         200,000
  Goodwill ........................................     243,347         346,069
  Other assets ....................................       8,923           4,852
                                                    -----------      ----------
                                                    $ 3,775,727     $ 3,968,258
                                                    ===========     ===========
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ........... $   971,511     $   956,002
  Notes payable - current .........................     506,408         145,976
  Due to officer ..................................      72,583          40,684
  Due to shareholders .............................       7,000           7,000
                                                    -----------      ----------
    Total current liabilities .....................   1,557,502       1,149,662
  Due to producers - long term ....................         911          12,186
  Notes payable - long term .......................      22,590         100,000
                                                    -----------      ----------
    Total liabilities ............................    1,581,003       1,261,848
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  29,057 and 34,817 shares issued and outstanding
  at September 30, 2001 and December 31, 2000,
  respectively: aggregate liquidation preference,
  $58,114 and $69,634 at September 30, 2001, and
  December 31, 2000, respectively .................       2,906           3,482
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 4,429,490 and 1,386,811 issued and
  outstanding at September 30, 2001 and December
  31, 2000, respectively ..........................       4,429           1,387
 Capital contributions in excess of par:
  Attributed to preferred stock ...................      25,904          31,039
  Attributed to common stock ......................  14,190,857      12,883,287
 Retained earnings (deficit)....................... (11,924,372)    (10,212,785)
                                                    -----------    ------------
                                                      2,299,724       2,706,410
Less: Note for Subscription receivable ............    (105,000)           -
                                                    -----------    ------------

Total shareholders' equity ......................     2,194,724       2,706,410
                                                    -----------     -----------
                                                    $ 3,775,727     $ 3,968,258
                                                    ===========     ===========



                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                      Three Months Ended
                                                September 30,      September 30,
                                                    2001               2000
                                                ------------       ------------

Revenues:
  Healthcare .................................. $     -              $   78,446
  Entertainment and Technology Services.......     162,972              105,767
                                                ----------           ----------
                                                   162,972              184,213
                                                ----------           ----------

Operating Costs
  Healthcare ..................................        175               15,269
  Entertainment and Technology Services...         128,769              117,359
Selling, general and administrative expenses...    524,322              327,089
Revaluation of film licenses ..................     37,800                 -
Revaluation of investment in NCI ..............     33,303                 -
Settlement expenses ...........................     26,577                 -
                                                ----------           ----------
                                                   750,946              459,717
                                                ----------           ----------

Net income (loss) ............................. $ (587,974)          $ (275,504)
                                                ==========           ==========
Weighted average number of shares outstanding..  3,661,011              861,648
                                                ==========           ==========
Per share data:
Basic and diluted net income (loss)............ $    (0.16)          $    (0.32)
                                                ==========           ==========
















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                        Nine Months Ended
                                                September 30,      September 30,
                                                     2001              2000
                                                ------------       ------------


Revenues:
  Healthcare ..................................  $    19,232         $  471,277
  Entertainment and Technology Services........      184,133            238,331
                                                 -----------         ----------
                                                     203,365            709,608
                                                 -----------         ----------

Operating Costs
  Healthcare ..................................       16,807             58,837
  Entertainment and Technology Services........      154,812            189,901
  Selling, general and administrative expenses.    1,479,431          1,135,334
Revaluation of film licenses ..................      113,400               -
Revaluation of investment in NCI.. ............       97,347               -
Settlement expenses ...........................       53,154               -
                                                 -----------         ----------
                                                   1,914,951          1,384,072
                                                 -----------         ----------

Net income (loss) .............................  $(1,711,586)        $ (674,464)
                                                 ===========         ==========
Weighted average number of shares outstanding..    2,563,829            784,762
                                                 ===========         ==========
Per share data:
Basic and diluted net income (loss)............  $     (0.67)        $    (0.87)
                                                 ===========          =========
















               See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                  September 30,    September 30,
                                                      2001             2000
                                                  ------------     -------------
Operating Activities:
Net income (loss)...............................   $(1,711,586)      $ (674,464)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........        62,804           25,960
  Payment of employees' compensation with equity       128,271           30,705
  Allowance for doubtful accounts ..............        13,013             -
  Payment of expenses with equity ..............       173,123          231,157
  Revaluation of film licenses .................       113,400             -
  Revaluation of investment in NCI .............        97,347             -
  Settlement expense ...........................        53,154             -
Changes in assets and liabilities:
  Accounts receivable ..........................       (56,947)        (149,767)
  Prepaid expenses and other current assets ....       (11,921)          65,216
  Other assets .................................           116            3,778
  Due to/from officers and shareholders ........        31,899           94,762
  Due from affiliates ..........................        (4,187)            (566)
  Accounts payable and accrued expenses ........        70,072           10,358
                                                   -----------       ----------
  Net cash provided from (used for) operating
    activities .................................    (1,041,442)        (362,861)
                                                   -----------       ----------

Investing activities:
  Development of software ......................          -            (117,248)
  Sale (purchase) of equipment .................      (114,772)         (59,226)
                                                   -----------       ----------
  Net cash provided from (used for) investing
    activities .................................      (114,772)        (176,474)
                                                   -----------       ----------

Financing activities:
  Reduction in borrowings ......................       (20,629)         (25,000)
  Proceeds from borrowings .....................       541,682           32,120
  Payments to and on behalf of producers .......       (11,275)             228
  Initial capitalization of CDA ................          -               7,100
  Proceeds from private placements .............       657,757          528,500
                                                   -----------       ----------
  Net cash provided from (used for) financing
    activities .................................     1,167,535          542,948
                                                   -----------       ----------
  Net increase (decrease) in cash ..............        11,321            3,613
  Cash at beginning of period ..................           949            3,290
                                                   -----------       ----------
  Cash at end of period ........................   $    12,270       $    6,903
                                                   ===========       ==========

Supplemental cash flow information:
  Interest paid ................................   $     4,876       $      365
                                                   ===========       ----------







                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                   Preferred Stock                Common Stock
                                ------------------------     ----------------------------
                                                Capital                        Capital
                                              Contributions                 Contributions        Retained
                                 Par Value      in Excess    Par Value        in Excess          Earnings
                                 at $.10        of Par       at $.001          of Par           (Deficit)        Total
                                 ---------   -------------   ---------       -------------       ---------     ----------

Balance, December 31, 2000       $    3,482  $   31,039     $   1,387        $12,883,287      $(10,212,785)  $  2,706,410

Shares issued as compensation
  to employees ..............                                     693            127,578             -            128,271

Shares issued as payment of
various liabilities........                                       455            345,295             -            345,750

Shares issued as payment for
various expenses............                                      377            172,746             -            173,123

Shares issued in private
placements..................                                    1,034            551,723             -            552,757

Shares issued upon exercise of
stock options.................                                    441            104,559             -            105,000

Conversion of preferred stock
to common stock..............         (576)      (5,135)           42              5,669             -               -

Net (loss) for the nine months
ended September 30, 2001 .....                                                                   (1,711,586)   (1,711,586)

                                 -----------  ---------    ----------        -----------       ------------   -----------
Balance, September 30, 2001      $   2,906    $  25,904       $ 4,429        $14,190,857       $(11,924,372) $  2,299,724
                                 ===========  =========       =======        ===========       ============  ============





























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


NOTE 2 - Note for Subscription Receivable:

     Under the terms of a consulting agreement, options to purchase 150,000 shares of the Company's common stock were exercised on September 6, 2001. Upon exercising of the options, the Company received a promissory note for $105,000, which matured on October 6, 2001. Upon its maturity, the note was not paid and a notice of its default was issued. As of November 14, 2001, the default was not cured and the Company is pursuing all legal remedies available.

Item 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in our 2000 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

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

OVERVIEW
--------

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two (2) segments: 1) entertainment and technology; and 2) healthcare. During the first quarter of 2001, the Company began, and intends to continue, to substantially focus its available resources on expanding the business of JINI, as described in 1(b) below. The Company and its subsidiaries operate their business from the Company's Great Neck location.

1. Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc. ("JEI"), which is a wholly owned subsidiary of the Company.

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

b) Juniper Internet Communications, Inc. ("JINI") formerly called Computer Design Associates, Ltd. ("CDA") was acquired by JEI in March 2000. In December 2000 CDA was renamed JINI to more appropriately reflect JINI's role in the industry's rapid deployment of internet broadband capabilities and services. Also in December 2000, Mr. Alan R. Andrus joined JINI as its President to lead the Company's efforts in establishing itself in this marketplace. JINI engages in providing broadband implementation and integration installation services for leading Cable and DSL broadband service providers. In May 2001, the Company entered into an agreement with Comcast Cablevision to provide cable modem broadband installation services in Bucks County, a Philadelphia suburban area. In June 2001, the Company's Agreement with Comcast was expanded to cover a second service agreement to provide cable modem broadband installation services as Comcast's sole subcontractor for cable modem broadband installation services in Delaware County, an additional Philadelphia suburban territory. The Company believes that its services have been successfully implemented in these territories and that the quality and productivity of its services are likely to allow it to continue expanding the market areas it supports.

     In  July  2001  JINI  was  selected  as a DSL  broadband  installation  and integration  installation  service  provider  by Network  Access  Solutions
     ("NAS"). This contract, which began in early August 2001, covers DSL installation and integration services. Such services were initially provided in the New York area, Boston, Washington, D.C., Maryland and Virginia areas. JINI's services were expanded in September to include DSL services in New Jersey and Pennsylvania.

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospitals, Write-off Review, and appeals of any third party rejections or denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc. During the second and third quarters of 2001, no services were performed by this subsidiary.

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

RESULTS OF OPERATIONS
---------------------

     The overall decrease in revenue during the second and third quarters of 2001 was attributed to a redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. Due to the limited resources available to the Company, this effort significantly restricts the Company's ability to address the business of other subsidiaries. During the period December 2000 through November 2001, the Company substantially focused it resources on JINI. Accordingly, revenues during this period have reflected a significant reduction in activity of all other subsidiaries while that of JINI reflects it taking a foothold and growth in its targeted markets. Although operating costs reflect significant reductions when compared to the prior periods, the reduction is also the result of the redirection of efforts in JINI. Operating costs of JINI typically include field operations costs under a broadband service installation agreement. These costs include all labor and labor related expenses for technicians, field supervision and administrative support, all field travel and vehicle expenses, field office expenses, and expenses related to vehicle, tools and test equipment, and where contractually required consumable materials expenses. As each contract is implemented, the Company has experienced a learning curve in both the quality and productivity of its services. The Company generally starts each contract with a mix of experienced/highly qualified technicians, and entry-level technicians who have basic qualifications. Entry-level technicians are required to participate in the Company's free training on their own time and at their own expense. Such training typically lasts from several days to a couple of weeks. Experienced technicians receive several days of orientation and on-the-job evaluation usually paid for by the Company. This mix of capabilities has adequately addressed the Company's expense, quality and productivity concerns.

     JINI is planning to commence two new contracts during the fourth quarter. The first award is expected to be with Comcast Cable Communications (Comcast), for an expansion of JINI's broadband cable-modem installation services in Bucks County, PA to include the territory recently acquired by Comcast from AT&T.

     The second contract is expected to be with Network Access Solutions (NAS) of Reston, Virginia. This contract will name JINI as NAS' exclusive Tier One contractor for expanded provision of DSL broadband connectivity to NAS customers in the Northeastern U.S.

     Our Comcast contract is expected to generate approximately $500,000 in revenue over the next year. The NAS contract is expected to generate approximately $1,400,000 in NAS revenue over the next year. No assurance can be given that these revenue expections will be achieved or that these contracts will be profitable.

     Both contracts are indefinite quantity - indefinite delivery contracts and their success and continuance are dependent on a number of factors, some of which are within the control of the Company, and others of which are not. Factors being managed by the Company include the quality and productivity of services provided, customer relationship management, and the financing of startup and continuing operations. Some of the significant factors which are outside the control of the Company, but which could materially affect the success, continuation or growth of these contracts, include general economic conditions, the financial viability and general success of our customers businesses, and competitive activity that could affect either our or our customer's businesses.

     Given the availability of financing, the nature of JINI's business is such that our capacity can be rapidly scaled up to respond to increased demand for our services. However, the Company currently has only limited financing available, and has no assurance that such financing for growth can be obtained in the future.

     The Company believes that Comcast utilizes hundreds of subcontractor personnel to perform services similar to those of JINI. Given the scope of Comcast's operations, the Company believes that it is reasonable to foresee a doubling of JINI revenues from Comcast over the next year if the Company continues to be successful in delivering its services to Comcast. In addition, there are a number of significant potential clients in the Cable industry with whom JINI plans to hold discussions. Some of the larger of these companies include AT&T Broadband, Time Warner Cable, Cox Communications, Charter Systems, Adelphia, RCN and Cablevision. The Company intends to pursue contracts with these organizations, within the constraints of its available capital for sales, marketing and its financing capacity for new business. No assurance can be given that the Company will be successful in obtaining relationships with any potential new customers.

     Comcast experienced a one-week slowdown of new cable installations due to a dispute between Comcast and its web-hosting provider, Excite@Home. Comcast and Excite@Home resolved this dispute before Comcast's backlog of installation requests was exhausted. During this slowdown, Comcast suspended the cable-modem installation services of several competing contractors, but retained JINI as its sole remaining broadband installer in the areas served by JINI. JINI believes this was due to Comcast's strong positive perception of the quality and performance of the Company's services. Comcast's customer broadband installation requirements remained strong during the Excite@Home dispute and after the resolution of the dispute.

     The Company's NAS customer has been constrained by its own availability of working capital and has undergone a restructuring during 2001 to reduce its spending, conserve its capital, and increase its profitability and cash flow. NAS has indicated that it is pleased with the quality of services provided by JINI, and as mentioned earlier, NAS has further indicated its intent to significantly expand the services provided by JINI to its customers in the Northeastern US; however, no assurance can be given in this regard.

     Additionally, JINI believes that it has potential for additional future projects for NAS that might represent a high percentage of business currently available from NAS. JINI is not assured of obtaining all or any part of this business, or its ability to finance the fulfillment of this potential business, or of the continued successful performance of its services for NAS.

     Demand for the Company's broadband implementation services have continued to be good despite the recent transition of the economy into the current recession, and the effects of September 11, 2001. The Company has experienced two examples of the adverse impact to its business resulting from the changes reflected in the current economic environment. The short-term demand for business-user installation of NAS DSL lines has softened during the past several weeks. This has been partially offset by increased demand for cable modem installations for Comcast's residential customers.

     JINI plans to market its DSL installation services to other Independent DSL providers, to Competitive Local Exchange Providers (CLECs), and to Incumbent Local Exchange Providers (ILECs). The Company has received positive responses regarding its services from several DSL and wireless broadband providers, including Covad, DSL.net and Terabeam. There is no assurance at this time that this customer interest will successfully translate into contracts or that work obtained can be performed successfully.

Three Months Ended  September 30, 2001 Vs Three Months Ended  September 30, 2000
--------------------------------------------------------------------------------
Revenues:

     The decrease in revenue during the third quarter of 2001 was predominantly attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through November 2001, the Company predominantely focused on JINI. As a result, our non-JINI operations recognized a significant reduction in activity.

     There was no revenue related to the Company's healthcare business in the third quarter of 2001, representing a decline of $78,000 from the third quarter of 2000.

     The entertainment and technology segment recognized $163,000 in revenue in the third quarter, which is attributable to JINI services on the Comcast contract and the NAS contract (which began in August 2001). This amount represents an increase of $57,000; or 54%, from $106,000 in the third quarter of 2000. With regard to Pictures, certain of the Company's films that generated revenue when the Contracts were signed are still under license, and are currently being aired by the licensees. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of the films in 2001. However, the Company has continued looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets that are not currently under license.

Operating Costs:

     Healthcare operating costs decreased by $14,000, or 99%, to under $1,000 in the third quarter of 2001 from $15,000 in the third quarter of 2000.

     The entertainment and technology segment operating costs were $129,000 in the third quarter of 2001, which was exclusively attributed to the technology service business. This represents a 10% increase from 2000, which recognized operating costs of $117,000 in the third quarter of 2000.

This increase is the result of the focus on building JINI's business during this quarter.

     Selling, general and administrative expenses increased to $524,000 in the third quarter of 2001 from $327,000 in the third quarter of 2000, a 60% increase. This increase is primarily due to an increase in salary expense of $124,000, consulting expense of $60,000, depreciation and amortization of
$9,000, and marketing expense of $9,000, partially offset by a decrease in travel and entertainment of $13,000. Of the $524,000 in selling, general and administrative expenses for the third quarter of 2001, approximately $239,000 or 46%, was attributable to the operations of JINI. The increase in salary expenses was attributed to the hiring of senior levels of management of JINI. The increase in depreciation and amortization is primarily related to the assets acquired for providing cable modem and DSL broadband installation and integration services. The increase in marketing expenses was largely attributed to the launching of JINI through brochures, trifolds, research reports and other materials to create a market awareness and presence for JINI.

Nine Months Ended September 30, 2001 Vs Nine Months Ended September 30, 2000
----------------------------------------------------------------------------

Revenues:

     The entertainment and technology segment recognized revenue of $184,000 in the nine month period ended September 30, 2001, a decrease from $238,000, or 23%, from the nine month period ended September 30, 2000. The 2001 revenue was attributable to JINI, due to the Company's redirected efforts. As a result of these efforts, JINI has successfully obtained several new contracts. In May 2001, the Company entered into an agreement with Comcast Cablevision to provide cable modem broadband installation services in Bucks County, Pennsylvania and in June 2001, the Company was awarded a second agreement with Comcast to provide cable modem broadband installation services in Delaware County. Finally, in July 2001, JINI was selected as a DSL broadband installation and integration service provider by Network Access Solutions. This contract, which began in early August 2001, covers DSL installation and integration services in the New York, Boston, Washington, D.C., Maryland and Virginia areas. The contract was expanded in September to include services in New Jersey and Pennsylvania.

     Revenue related to the Healthcare segment decreased by $452,000, or 96%, to $19,000 through the third quarter of 2001 from $471,000 in the 2000 period. The decrease was predominately attributed to the redirection of the Company to the establishment of the JINI business and de-emphasis on the lower margin healthcare segment.

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

Operating Costs:

     Healthcare operating costs decreased by $42,000, or 71%, to $17,000 in the 2001 period from $59,000 in the 2000 period. As a percentage of healthcare revenue, operating costs of the healthcare operations increased to 87% in the 2001 period from 12% in the 2000 period. The increase is due to certain operating costs which remain fixed despite lower revenue.

     Selling, general and administrative expenses increased by $344,000 or 30% to $1,479,000 in the 2001 period from $1,135,000 in the 2000 period. This increase is primarily due to increases in salary expense of $247,000, consulting expenses of $88,000, legal expense of $73,000, bonus expense of $38,000 for having deferred salary, depreciation and amortization expense of $37,000,and marketing of $10,000, partially offset by decreases in bad debt expense of $119,000. The increase in salary expenses was attributed to the hiring of senior management of JINI. The increase in legal expense was due to the costs incurred in connection with settlement of litigation. The bonus expense increase was due to the recognition of deferring prior year's compensation into 2001. The increase in depreciation and amortization is primarily due to the assets acquired for providing cable modem and DSL broadband installation and integration services. The decrease in bad debt expense is based upon the reserving of healthcare revenue in 2000 that represented a discontinued product. The increase in marketing expenses was largely attributed to the launching of JINI through brochures, trifolds, research reports and other materials to create a market awareness and presence for JINI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 2001, the Company had a working capital deficit of ($938,000), compared to a working capital deficit of ($598,000) at December 31, 2000. The ratio of current assets to current liabilities was 0.40:1 at September 30, 2001, and 0.48:1 at December 31, 2000. Cash flow used for operations in the nine month period ended September 30, 2001 was $1,041,000, compared to cash flow used for operations in the nine month period ended September 30, 2000, of $363,000. The Company's operations during the 2001 period were funded by the receipt of proceeds from the sale of $332,000 of convertible debentures, and the sale of 1,184,150 shares of common stock. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

     The Company plans to continue to attempt to expand JINI's services business and to invest its available resources in this effort. During the first nine months of 2001, the Company entered into agreements with Comcast Cablevision and NAS pursuant to which JINI provides cable modem and DSL installation services. Services have improved in productivity during the first 90 days while establishing operations in each new territory. The Company expects that as territories are established, gross margins for cable broadband services could reach approximately 30%, and DSL broadband service margins could approximate 40%. The Company believes that these contracts could provide significant revenue and gross profit to allow the Company to generate positive cash flow from operations; however, no assurance can be given in this regard. The Company also believes that these contracts represent a significant first step in the implementation of its plan to become a significant installation provider for leading internet broadband service providers.

     The Company has no firm material commitments for capital expenditures or film acquisitions. However, relating to the efforts to grow JINI, the Company has committed approximately $485,000 per year for salaries of newly hired JINI management level employees. Additionally, as each contract is implemented, the Company incurs recruitment expenses and purchases tools and test equipment. Cable broadband services require that vehicles and technical support equipment be provided for each technician. The total cable installation startup expense, exclusive of the cost of vehicles, has averaged approximately $3,000 per technician. DSL broadband services require fewer tools and test equipment, and technicians use their own vehicles to travel to installation locations. Total DSL startup expenditures are expected to average approximately $2,000 per technician.

     In 2001, the Company is searching for full time sales and marketing managers with expertise in the Internet and audio streaming industry, and the e-commerce technology. If cash flow permits, the Company plans to enhance its information systems capabilities and create a conduit for video and audio streaming of entertainment products to the Internet.

     As reflected in the Company's September 30, 2001 Consolidated Statements of Cash Flows, greater than $580,000 of expenses during the first nine months of 2001 were non-cash expenses. Additionally, a litigation in which the Company was involved was settled for an agreed upon payment schedule of approximately $8,700 per month over a one year period. However, the Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2001.

     During the first nine months of calendar 2001, the Company has raised greater than $650,000 from the sale of its common stock or the issuance of convertible debentures in private transactions, and as of November 9, 2001, all except $100,000 of the outstanding Debentures had been converted to equity. As of November 9, 2001, the Company has $100,000 principal amount of Debentures outstanding. The Company's Debenture accrues interest at 18% rates, and matures on December 19, 2002. The Company currently does not have any bank lines of credit.

     Based upon the expected revenue, gross profit and projected cash flows of JINI (given the current economic climate and, specifically, the effects of September 11, 2001), the Company expects to generate positive cash flow from this subsidiary by the second quarter of 2002. However, the Company believes that it will require additional financing to finance it current level of operations, and to accomplish this goal. Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

PART II:   OTHER INFORMATION
           -----------------
Item 1.   Legal Proceedings

     Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on April 3, 2001, and to the references therein, for a discussion of the legal proceeding to which we were a party. This matter has been settled for approximately $124,000, with payments of approximately $8,700 per month due over approximately one year.

Item  2.  Changes  in  Securities

     Unregistered Shares of Common Stock, $0.001 par value, issued in the third quarter of 2001 were as follows:

                            No.
Date         Purchaser   of Shares       Consideration                     Exemption
-----------  ---------   ----------     -----------------------------     ----------

7/1-9/30/01  Consultants  109,920       Consultants accepted common
                                        stock in lieu of cash payments of
                                        $44,250.                              4(2)

7/1-9/13/01  Employees    578,230       Employees accepted payment of
                                        compensation in common stock in
                                        lieu of cash payments of $57,052      4(2)

7/30-9/6/01  Private
             Holders      594,360       Satisfaction of indebtedness of       4(2)
                                        $304,611.

7/31-9/13/01 Vendors      175,000       Vendors accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $62,988                            4(2)
7/1-7/31/01  Private
             Holders       42,480       Shares issued in exchange for
                                        conversion of the Company's
                                        Preferred Stock                       4(2)
9/6/01       Private
             Holders      150,000       Exercise of options in exchange
                                        for promissory note for $105,000      4(2)

Item 3.  Defaults Upon Senior Securities

     Preferred Stockholders are entitled to receive out of assets legally available for payment a dividend at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1, and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock cumulate. All quarterly payments since September 1, 1992 have not yet been paid and are cumulating.

     No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared and set aside for payment.

     As stated above, pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. The Company does not intend to make any Preferred Stock dividends in cash in the foreseeable future. Prospectively, the Company anticipates making quarterly dividend payments in shares of Common Stock for the foreseeable future including the payments which have not yet been made. The total cash value of the arrearages of unpaid dividends at September 30, 2001, was $73,224.

Item 4.  Submission of Matters to a Vote of Security Holders
         ------------------------------------------------
              The shareholders approved by written consent our 2001 Equity Incentive Plan in September 2001.

Item 5.  Other Information
         -----------------
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

     10.1 Professional Services Agreement dated as of July 17, 2001, between Network Access Solutions Corporation and Juniper Internet Communications, Inc.

     10.2 Vendor Services Contract dated April 17, 2001, between Comcast Cablevision of Bucks County and Juniper Internet Communications, Inc.

     10.3 Settlement Agreement, dated July 10, 2001, between Ordinary Guy, Inc. and Juniper Group, Inc.

     10.4 Juniper Group, Inc. 2001 Equity Incentive Plan (as amended through October 29, 2001).

        (b) Reports on Form 8-K.

             None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            JUNIPER GROUP, INC.
                                            --------------------------
                                           (Registrant)

Date: November 14, 2001
                                        By:/s/ Vlado P. Hreljanovic
                                           ------------------------
                                            Vlado P. Hreljanovic
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Acting
                                            Chief Financial Officer

                                  EXHIBIT INDEX

     10.1 Professional  Services  Agreement  dated as of July 17, 2001,  between
          Network   Access   Solutions    Corporation   and   Juniper   Internet
          Communications, Inc.

     10.2 Vendor Services Contract dated April 17, 2001, between Comcast Cablevision of Bucks County and Juniper Internet Communications, Inc.

     10.3 Settlement Agreement, dated July 10, 2001, between Ordinary Guy, Inc. and Juniper Group, Inc.

     10.4 Juniper Group, Inc. 2001 Equity Incentive Plan (as amended through October 29, 2001).

                                                       Exhibit 10.1


                         PROFESSIONAL SERVICES AGREEMENT


THIS PROFESSIONAL SERVICES AGREEMENT, which includes the exhibits attached hereto which are made a part hereof by this reference, is made and entered into as of the 17th day of July, 2001, by and between Network Access Solutions Corporation, a Delaware corporation with principal executive offices located at 13650 Dulles Technology Drive, Herndon, VA 20171 ("NAS"), and Juniper Internet Communications, Inc. a corporation with principal executive offices located at 111 Great Neck Rd., Great Neck, NY 11021 ("Provider").

                                   WITNESSETH:


WHEREAS, NAS desires to receive the services from Provider, in accordance with the schedule, set forth in the Statement of Work attached hereto as Exhibit A ("Services"); and

WHEREAS, Provider has prior experience in and is capable of providing, and desires to provide, the Services to NAS hereunder on the terms and conditions set forth herein;


NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency
of  which  is  hereby   acknowledged,   the  parties  hereto   irrevocably   and
unconditionally agree as follows:

1.   Services
     --------
1.1 During the term of this agreement, Provider will provide the Services, in accordance with the schedule, set forth in Exhibit A.

1.2 NAS shall assist Provider in the performance of said Services by making available all documentation, equipment not supplied by Provider and end user information required to successfully complete the Services. Provider shall ensure that those of its personnel who are assigned to perform the Services are familiar with the Statement of Work requirements and have the expertise and capabilities necessary to undertake and complete the Services.

1.3 At any time during the term of this Agreement, NAS or Provider may request changes to the Services or the schedule set forth on Exhibit A by submitting such requests in writing. Within a reasonable time, but in any event not more than five days after receiving written notice of a NAS change request, Provider will advise NAS whether the change can be made, the impact of such change on the price and on the service schedule and any other effect that the change will have. Within a like period after receiving Provider's request for a change, NAS will notify Provider whether it authorizes the implementation of the change under the revised terms or rejects the change proposed. Pending authorization to implement changes, Provider shall proceed in accordance with the latest terms of this Agreement.

1.4 NAS shall, within 10 days of receipt of each Deliverable submitted to NAS, advise Provider in writing of NAS's acceptance or rejection of such Deliverable. Any rejection shall specify the nature and scope of the deficiencies in such Deliverable. Provider shall, upon receipt of such a notice of rejection, act diligently to correct such deficiencies so long as such deficiencies are clearly and reasonably within the scope of services as described in Exhibit A. The failure of NAS to provide such a notice of rejection within such period shall constitute acceptance by NAS of said Deliverable.

1.5 All work shall be performed in a workmanlike and professional manner by employees of Provider having a level of skill in the area commensurate with the requirements of the scope of work to be performed. Provider shall make sure its employees at all times observe security and safety policies of NAS.

1.6 NAS shall have the right, at any time, to request removal of any employee(s) of Provider whom NAS deems to be unsatisfactory. Upon such request, Provider shall use all reasonable efforts to promptly replace such employee(s) with a substitute employee(s) having appropriate skills and training.

1.7 Anything herein to the contrary notwithstanding, the parties hereby acknowledge and agree that NAS shall have no right to control the manner, means, or method by which Provider performs the services called for by this Agreement. Rather, NAS shall be entitled only to direct Provider with respect to the elements of the services to be performed by Provider and the results to be derived by NAS, to inform Provider as to where and when such services shall be performed, and to review and assess the performance of such services by Provider for the limited purposes of assuring that such services have been performed and confirming that such results are satisfactory.

2.   Price and Payment
     -----------------
2.1 In consideration of the services to be performed by Consultant, NAS agrees to pay Consultant's fees at the rates set forth in Exhibit A, pursuant to the terms of this Agreement.

2.2  Consultant   shall  invoice  NAS  on  a  monthly  basis  for  Services  and deliverables accepted by NAS in the previous month, and NAS shall pay such invoices within 30 days of its receipt thereof..

2.3 The fees payable by NAS under this Agreement are exclusive of any governmental sales, property, use, value-added or similar taxes or customs duties. Any such taxes and duties shall be assumed and paid for by NAS, except taxes on Provider's net income.

3. Warranties. Provider warrants that it shall perform the Services in a good and workmanlike manner. Provider will be responsible for all costs associated with return visits or other workmanship to bring said service to the contracted level as agreed in the appropriate statement of work for said service. Provider at their option may make the service delivered whole within two work days or choose to reimburse NAS for the additional costs incurred by NAS on behalf of Provider to perform the contracted service.

4.   Confidentiality and Proprietary Rights
     --------------------------------------
4.1 In connection with this Agreement, each party may have access to information provided by the other party concerning proprietary or trade secret information including, without limitation, software and related processes, code, technical data, diagnostics, methodologies, know-how, inventions, applications, marketing strategy, and business plans, whether owned or licensed by the other party ("Confidential Information"). Each party agrees to treat all Confidential Information as confidential; provided, however, that Confidential Information shall not be deemed to include information:

     (i)  in the public domain at the time of disclosure;

     (ii) approved in writing for disclosure without restriction by a duly authorized officer of the disclosing party;

     (iii)known to the recipient from a source other than the disclosing party without breach of any confidentiality or similar agreement; or

     (iv) developed by the recipient prior to the effective date of this Agreement as evidenced by contemporaneously prepared documents.

4.2 For the term of this Agreement and for three years thereafter, each receiving party agrees to use at least the same degree of care to avoid disclosure of the disclosing party's Confidential Information as it uses to protect its own Confidential Information. Without limiting the foregoing, each receiving party further agrees to use the disclosing party's Confidential Information only for the implementation of this Agreement, to limit access of the disclosing party's Confidential Information to the receiving party's employees or agents who need to know said Confidential Information in order to perform this Agreement, and to advise each of its employee or agents granted such access to the Confidential Information as to the confidential and proprietary nature thereof.

4.3 The receiving party may copy all or a portion of the Confidential Information if such is necessary in orders to fulfill the purpose(s) of this Agreement. In no event shall the receiving party distribute, assign, transfer, decompile, disassemble, or reverse engineer the Confidential Information or any portion thereof or cause or permit others to do so, except as expressly authorized by the disclosing party in a writing amending this Agreement and executed by an authorized representative of each party.

4.4 The receiving party agrees that it shall not alter, cancel, or deface any copyright or proprietary rights notice or other such identification on the Confidential Information disclosed to it and that it shall affix on any copy or copied portion thereof such notice as is contained on the original or as the disclosing party may instruct.

4.5 Upon the any termination of this Agreement, each receiving party shall immediately, at the discretion of the disclosing party, either return or destroy the Confidential Information disclosed to it, including, without limitation, any and all copies thereof, together with any documentation, notes, or technical data concerning the same, regardless of storage media or format. Concurrently with the accomplishment of the foregoing, the recipient shall certify to the disclosing party in writing signed by an officer of the recipient that the recipient has accomplished the same.

5.   Remedies for Nonperformance
     ---------------------------
5.1 The parties acknowledge that time is of the essence in this Agreement and for the Services to be performed hereunder. NAS may, in its sole discretion, assess liquidated damages if any service falls below a 95% on-time completion rate for said service over any consecutive 30-day period. The damage shall be applied as a credit against the invoices for said services during the 30-day period, and at the rate schedule, as follows:

                           On Time Completion Rate            Penalty
                           -----------------------            -------
                           85 - 94.9%                           5%

                           75 - 84.9%                          10%

                           65 - 74.9%                          15%

                           Less than 65%                       25%

5.2 The parties agree that NAS' damages for Provider's failure to perform in a timely manner are difficult, if not impossible, to measure and that the damages set forth in this Section are intended to establish liquidated damages and are not penalties.

6.   Term and Termination
     --------------------
6.1 The term of this Agreement will commence on the Effective Date and will continue for a period of one year. Subject to the provisions of this Agreement, all Services ordered during the term hereof which require performance beyond the term hereof shall be so performed and shall continue to be subject to the terms and conditions of this Agreement until each party's performance is completed or until each party's obligations is otherwise discharged.

6.2 NAS may terminate any service, in whole on in part, by giving Provider no less than 30 days' prior written notice.

6.3  In the event Provider:

     (i) materially breaches any of its duties, obligations or responsibilities under this Agreement, which is capable of being cured, which breach shall not be cured within 15 business days after written notice is given to the breaching party specifying the breach, or

     (ii) repeatedly materially breaches any of its duties, obligations or responsibilities under this Agreement and fails to cure and cease committing such repeated breaches within 15 business days after being given written notice specifying the breach, then NAS, may, by promptly giving notice thereof to the other party, terminate for cause the Service affected by the default of this Agreement as of the date specified in such notice of termination.

     The parties hereto agree that the provisions hereof requiring performance or fulfillment after the expiry or earlier termination of this Agreement, as the case may be, shall survive such expiry or earlier termination.

7.   Independent Contractors
     -----------------------
7.1 The relationship of the parties is that of independent contractors. Neither party has the right or authority to assume or to create any obligation or responsibility on behalf of the other party. Nothing contained herein shall be construed as implying a joint venture or partnership relationship between the parties.

7.2 Provider may not subcontract any or all of the Services to be performed in this Agreement without the prior written approval of NAS.

8.   General Terms.
     -------------

8.1 Limitation of Liability. IN NO EVENT SHALL EITHER PARTY HAVE ANY LIABILITY TO THE OTHER OR TO ANY THIRD PARTY FOR ANY INDIRECT, INCIDENTAL, CONSEQUENTIAL, PUNITIVE OR SPECIAL DAMAGES WHATSOEVER (INCLUDING WITHOUT LIMITATION ANY DAMAGES CLAIMED FOR LOSS OF INCOME, REVENUE, OR PROFITS OR FOR LOSS OF GOOD WILL) ARISING FROM OR RELATED TO THIS AGREEMENT. IN ANY EVENT, ANY PARTY'S TOTAL, AGGREGATE LIABILITY TO THE OTHER FOR ANY REASON AND UPON ANY CAUSE OF ACTION SHALL BE LIMITED TO DIRECT DAMAGES, UP TO THE

     AMOUNT OF FEES PAID BY SUCH PARTY TO THE OTHER DURING THE SIX MONTHS IMMEDIATELY PRECEDING THE DATE ON WHICH THE CAUSE OF ACTION OCCURRED. THE FOREGOING LIMITATIONS APPLY TO ALL CAUSES OF ACTION IN THE AGGREGATE, INCLUDING WITHOUT LIMITATION TO BREACH OF CONTRACT, BREACH OF WARRANTY, STRICT LIABILITY, PERSONAL INJURY, MISREPRESENTATIONS, AND OTHER TORTS.

8.2 Force Majeure. Neither party shall be liable for any failure of performance or equipment due to causes beyond its control, including but not limited to: acts of God, fire, flood or other catastrophes, any law, order, regulation, direction, action, or request of the United States Government, or of any other government, including state and local governments having or claiming jurisdiction over such party, or of any department, agency commission, bureau, corporation, or other instrumentality of any one or more of these federal, state, or local governments, or any civil or military authority, national emergencies, insurrections, riots, wars, unavailability of rights-of-way or materials, product constraints by manufacturers, or strikes, lock-outs, work stoppages, or other labor difficulties.

8.3 Assignment or Transfer. Neither party may assign this Agreement or any of its rights or obligations hereunder (including without limitation rights and duties of performance) to any third party or entity, and this Agreement may not be involuntarily assigned or assigned by operation of law, without the prior written consent of the non-assigning party, such consent not to be unreasonably withheld; provided, however, that no consent shall be required in the event of an assignment by either party as a result of a merger, reorganization, consolidation, sale of a majority of the assigning party's voting stock or a sale of substantially all of the assigning party's assets

8.4 Notices. Any notice from one of the parties to the other shall be deemed properly given when delivered if delivered in person, or when sent if via facsimile or e-mail (upon delivery of such party's e-mail address to the other party), or the next day if by overnight courier, or three days after deposit if by U.S. Postal Service, to the address listed in the first paragraph of this Agreement, or such other address as each party may provide to the other, from time to time.


8.5 Headings. The titles and headings of the various sections and paragraphs in this Agreement are intended solely for convenience of reference and are not intended for any other purpose whatsoever or to explain, modify, or place any construction on any of the provisions of this Agreement.

8.6 Indemnification. Except for gross negligence or willful misconduct of the employees or authorized agents of a party, each party shall indemnify, defend and hold the other harmless from claims, losses, damage, expense (including reasonable attorneys' fees and court costs) or liability
     (including claims relating to services and products for patent infringement) arising from any claims made by a third party caused by the gross negligence or willful misconduct of the employees or authorized agents of the other party.

8.7 Separate Identity. Nothing in this Agreement is intended to create, or shall be construed as creating, a joint venture, partnership, or agency, or taxable entity between the parties, or any right to pledge the other's credit, it being understood that the parties are independent contractors.

8.8 Non-solicitation. Except as otherwise agreed to in writing, during the period that this Agreement is in effect and for one year thereafter, the parties shall not in any way, directly or indirectly: (i) solicit or make any statement or do any act intended to cause any customer of the other party to make use of or obtain from any person or business, services or goods which are similar or related to those offered by the non-breaching party; or (ii) actively recruit or otherwise induce the non-breaching party's employees to accept a position with the other party; provided, however, that this clause shall not restrict the right of either party to solicit generally in the media either for customers or personnel, nor to restrict employees of either party from pursuing, on their own initiative, employment opportunities with the other party. The parties agree that, independent of any remedies at law or in equity available to the non-breaching party, a violation of this clause will result in liquidated damages payable to the non-breaching party equivalent to the previous three months of: (i) the subject customer's recurring and non-recurring revenue; or (ii) the subject employee's salary.

8.9 Waiver of Performance. Only a written waiver signed by a duly authorized officer of the party for whose benefit such obligation was to be performed may waive performance of any obligation required of a party hereunder. The other party shall in no way construe any waiver as a waiver of any subsequent breach of this Agreement.

8.10 Severability of Provisions. If any provision of this Agreement is found void, invalid or unenforceable, it shall not affect the validity of the balance of this Agreement, which shall remain valid and enforceable according to its terms.

8.11 Governing Law; Disputes Procedure. This Agreement shall be governed by and interpreted in accordance with the laws of the Commonwealth of Virginia, without reference to the conflicts of laws provisions thereof. Nothing in this Agreement shall be construed against either party as the drafter or originator thereof. Any and all claims, controversies or disputes arising out of or in connection with this Agreement shall be resolved in accordance with this Section and shall be arbitrated pursuant to the Commercial Rules of the American Arbitration Association, before a single arbitrator. Said arbitrator shall apply Virginia law unless the issue relates to Federal procurement regulations or statutes and in such case said arbitrator shall apply Federal procurement law as interpreted by the United States Boards of Contract Appeals and the United States Court of Federal Claims. Any such arbitration shall be held in the Washington, D.C. metropolitan area. The arbitrator's resolution of the dispute shall be final and binding upon the parties. Judgment upon an award rendered by the arbitrator may be entered in any court of competent jurisdiction. Pending the final resolution of any dispute under this Section, both parties shall diligently proceed to perform this Agreement. Both parties' obligations under this Section survive termination or expiration of this Agreement. The prevailing party in any action shall be entitled to recover its costs and attorneys' fees.

8.12 Amendment. No supplement, modification, or amendment of this Agreement shall be binding, unless executed in writing by a duly authorized representative of each party to this Agreement.

8.13 Entire Understanding. The parties have read this Agreement and agree to be bound by its terms, and further agree that it, together with all Forms, Schedules, Exhibits and Attachments referenced herein and attached hereto (the terms of which are incorporated herein by this reference), constitutes the complete and entire agreement of the parties and supersedes all and merges all previous communications, oral or written, and all other communications between them relating to the subject matter hereof. Except for changes in rates and to the extent required by applicable law, no change, modification or waiver of any of the terms of this Agreement shall be binding unless reduced to writing and signed by authorized representatives of both parties.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their respective duly authorized representatives, as of the date first above-written.


Network Access Solutions Corporation                 Provider


By:      /s/ Mark Scott                       By:   /s/ Alan R. Andrus
   -------------------------------            -------------------------

Print Name:       Mark Scott                  Print Name: Alan R. Andrus
            ---------------------             --------------------------

Print Title:      CFO                         Print Title: President
            ---------------------             --------------------------

Date:             8/2/01                      Date:    7-17-01
       --------------------------                    -------------------

                                                               Exhibit 10.2

                            VENDOR/SERVICES CONTRACT


AGREEMENT made on this 17th day of April, 2001, by and between Comcast Cablevision of Bucks County ("Owner") and Juniper Internet Communication, Inc. ("Contractor").

                               W I T N E S S E T H

WHEREAS, Owner desires to have certain work in connection with its cable television system in Bucks County performed by Contractor; and

WHEREAS, Contractor desires and is able to perform such tasks upon the terms and conditions hereafter set forth;

NOW THEREFORE, the parties hereto, intending to be legally bound hereby agree as follows:

     1.  The Work
         --------

     Contractor agrees to perform the work set forth in Exhibit A (the "Work") in accordance with the specifications set forth in Exhibit C in a good and workmanlike manner.

     2.  Independent Contractor
         ----------------------

     Contractor shall furnish all labor, transportation, tools and equipment necessary to perform the Work. It is specifically

                                       1

contemplated and agreed between the parties hereto that the Contractor shall perform the Work as an independent contractor as that term is legally defined. Other than as may be otherwise provided herein, Contractor alone shall hire, fire, direct, supervise and pay its employees and shall be wholly and solely responsible for all federal and state income taxes, withholding taxes, Social Security taxes, workers' compensation, insurance, employee benefits and the like.

     3.  Compliance with Laws
         --------------------

     3.1 The Work shall be constructed and completed in strict compliance with all applicable laws, ordinances, rules, regulations and agreements, including, without limitation those established by the Federal Communications Commission; the Federal Aviation Administration; the National Electric Code of the National Fire Protection Association; the National Electric Safety Code; the Occupational Safety and Health Administration; the Immigration Reform and Control Act of
1984; applicable utility company pole attachment of joint user agreements; franchises granted to the Company which cover the area in which the Work is to be done; and all other entities or agencies having jurisdiction over the Work or any aspect thereof.

                                       2

     3.2 Company shall have the right, but not the duty, to enter upon the Work site and to conduct inspections of the Work at any time, to insure compliance with this Agreement. If any deficiencies are noted, Company may order corrections on the spot. Notwithstanding the foregoing, Contractor shall have the sole right to determine the manner in which the Work is to be performed.

     4.  Employees of Contractor
         -----------------------

     4.1 Contractor will, at all times, conduct its operations in such a manner that its actions will not jeopardize Owner's relations with the community. Contractor will employ only such employees as Owner deems competent and upon request of Owner will dismiss such employees as Owner may deem incompetent. Competence for performance shall include, but not be limited to, technical skills and customer relations. Contractor shall have a competent supervisor, who may be contacted at all times, who is acceptable to Owner and who shall have authority to act for Contractor in all matters pertaining to this Agreement. Contractor shall give the job such personal supervision as is deemed necessary by Owner to insure that all work is properly prepared and carried out in

                                       3

accordance with Owner's specifications and schedules and to insure a good and workmanlike job.

     4.2 Contractor may not sub-contract any portion of the Work to be performed hereunder without the prior written approval of Owner. Such subcontracts shall provide that any subcontractor shall be bound by, and to the extent applicable, perform all the terms and conditions of this Agreement, including Exhibits. No subcontracting of the Work shall release Contractor from any of its obligations contained in this Agreement.

     4.3 Contractor and all subcontractors will provide complete identification cards to their agents and employees who have contact with the general public, which identification cards will include a photograph and Contractor's or subcontractor's telephone number. Such identification cards will be carried by all agents and employees at all times while performing the Work. In addition, Contractor and all subcontractors shall clearly identify all vehicles and other major equipment operating under the authority of this Agreement with Contractor's or subcontractor's name or logo.

     4.4 To the extend Contractor employs others it agrees to comply with the EEO provisions of the Cable Communications Policy

                                       4

Act of 1984 and the Owner's EEO Program which require contractors to seek the broadest recruitment base in order that a representative cross section of employees might be obtained. It is the Owner's policy to afford equal employment opportunity to qualified individuals regardless of their race, color, religion, gender, national origin, marital status, age, non-disqualifying physical or mental handicap, or who are disabled veterans or veterans of the Vietnam War, and to conform to applicable laws and regulations.

     4.5 Contractor acknowledges that it has been provided with the Owner's Alcohol and Drug Free Policy ("Alcohol/Drug Policy"). Contractor agrees to comply, and to cause its employees, subcontractors and subcontractor's employees to comply with provisions of the Alcohol/Drug Policy.

          The following constitute violations of the Alcohol/Drug Policy:

     (a) The possession, distribution (selling or otherwise), manufacture or use of any illicit drugs while on Company premises, in Company vehicles or while on Company time.

                                       5

     (b) Consuming alcoholic beverages while on Company time/property, or from bringing them onto Company premises, except in connection with specific Company-authorized events.

     (c) The abuse of prescription drugs, or their possession and/or abuse by any person other than the person for whom the drug is prescribed.

     (d) Working under the influence of alcohol and/or illicit drugs.

     Violation of the Alcohol/Drug Policy shall be a breach of this agreement and Owner may elect to terminate this agreement for any such breach.

    5. Schedule
       --------

     Time is of the essence with respect to the Contractor's performance of its obligations pursuant to this Agreement. Contractor shall commence work within seven (7) days after a notice to commence is given by Owner and shall thereafter diligently prosecute the Work in accordance with the schedule for completion set forth in Exhibit A hereto. If, in the opinion of Owner, in order to maintain the schedule for completion set forth in Exhibit A it becomes necessary for Contractor to work after regular working hours and/or increase the size of its work

                                       6

force, Contractor shall take such steps without additional cost to Owner, or Owner at its option, may hire such additional personnel as it deems necessary under the circumstances and all costs and expenses associated therewith shall be reimbursed by Contractor.

     6.  Payment
         -------

     6.1 Owner shall pay Contractor for the work agreed to be performed hereunder at the rates set forth in Schedule B. These rates exclude state and local sales taxes, which Owner shall pay directly, unless Schedule B indicates that the rates are inclusive of taxes in which case Contractor shall be responsible for paying all applicable taxes to the taxing authorities.

     Payments shall be made upon receipt of proper invoices for work completed in accordance with this Agreement and the Exhibits attached hereto. Owner shall pay Contractor within forth-five (45) days after receipt and acceptance of said invoices. Owner may retain an amount not exceeding 10% of any invoice to insure the proper and timely completion of all Work, including all clean up. Upon completion of the Work, including clean up, Contractor shall notify Owner in writing and render a final invoice containing a certificate of completion. Owner shall have forty-five (45) days from receipt of said notice to inspect

                                       7

the completed Work. If defects are reported by Owner, final payment shall be made within forty-five (45) days after the date Owner notifies Contractor in writing that it has accepted the Work and Contractor's certificate of completion. Contractor shall not be entitled to any payment for Work which is not in compliance with any of the specifications attached as an Exhibit to this Agreement or for work performed pursuant to the warranty of Contractor set forth in paragraph 9 hereof.

     6.2 Contractor shall pay before delinquent all costs for work done in connection with the Owner's property. Contractor warrants that upon receipt of final payment it will turn over the Work, to Owner in good condition, free and clear from all claims, encumbrances and liens arising out of the performance of this Agreement, and agrees to indemnify and hold Owner harmless from any and all claims and demands arising therefrom. The warranty and indemnification contained in the preceding sentence shall survive the termination of this Agreement.

     7.  Force Majeure
         -------------

         If the performance by Contractor or Owner of any of the provisions of this Agreement shall be delayed or prevented by


                                       8

governmental order or decree, riot, fire, flood, acts of God (excepting foreseeable weather conditions) or by any other cause beyond the control of Contractor, then the time for completion shall be extended until such cause is removed. Owner may terminate this Agreement if Contractor's performance hereunder is delayed by any such cause for more than two weeks.

     8.  Training
         --------

     Each of the Contractor's field supervisors shall, at the request of Owner, attend instruction sessions to be given by Owner for the purpose of learning and adhering to the specifications attached hereto and made a part hereof.

     9.  Warranties
         ----------

     9.1 Contractor warrants that the Work performed by it will be good and workmanlike and free from defects and will conform to Owner's specifications. For a period of one year after final acceptance of the Work by Owner, Contractor will, at its own risk and expense, correct any and all defects made known to is during the warranty period.

     9.2 It is the specific intention of the parties hereto that Contractor's warranty shall extend only to Work performed by

                                       9

Contractor and its subcontractors. There is not intention for Contractor to warrant the quality of materials or equipment supplied by Owner.

     9.3 Contractor warrants and represents that it is familiar with the proposed procedures and methods of performing the Work, that it is experienced in performing such work and has available sufficient personnel and equipment to perform the Work in an efficient and timely manner.

     9.4 Contractor represents and warrants that it has inspected and is familiar with the construction area and the construction procedures and methods required by Owner, has reviewed the proposed Work, Worksite and the Specifications and is familiar with, and understands their requirements. No damages or additional compensation shall be paid to Contractor for additional costs caused by obstructions or conditions that would have been reasonably discover able by an on-the-job survey or on-site inspection of the construction area in advance of the execution of this Agreement or which might commonly be expected to exist in the

                                       10

construction area. The price or prices stated in Exhibit B shall be deemed to have been based on information derived from such an actual survey or inspection of the construction area and upon knowledge of conditions existing in the construction area.

     9.5 Contractor covenants and represents that it is now, and will be at all times during the performance of this Agreement, licensed or authorized by all appropriate governmental and regulatory bodies to perform lawfully all of the Work, and that all subcontractors and sub-subcontractors also will be so licensed.

     10. Changes and Extras
        ------------------

     10.1 Owner at its option, may increase or decrease the total volume of Work to be performed by Contractor.

     10.2 Contractor shall perform Work for which there is no price included in this Agreement whenever it is deemed necessary or desirable by Owner to complete the project satisfactorily, and such extra Work shall be performed in accordance with the Specifications and as directed by Owner's representative, provided, however, that before any extra Work is begun, a written order from Owner's representative shall be given to the

                                       11

Contractor. No extra Work will be paid for unless ordered in writing by Owner.

     10.3 Extra Work and material will be paid for at unit prices or in a lump sum agreed to in writing by Owner's representative and the Contractor's representative before the extra Work is commenced. Payments for extra Work will be subject to the provisions of Paragraph 6 hereof.

     11. Termination by Owner
         --------------------

     For any reason, including convenience of the Owner, with or without cause, Owner shall be entitled to either permanently or temporarily stop performance of the Contractor hereunder upon ten (10) days written notice to the Contractor. In such event the Contractor shall be paid for all Work completed as of the date specified in the stop work notice and which is in compliance with the specifications attached hereto.

     12. Default by Contractor
         ---------------------

     If the Contractor shall fail to begin or to prosecute the Work in a timely manner under this Agreement; or shall fail to perform the Work with sufficient workman; or shall perform the Work unsatisfactorily; or shall neglect or refuse to remove materials; or performs the Work in such a manner as to cause it to

                                       12

be defective or unsuitable; or shall discontinue the prosecution of the Work without proper cause; or shall become insolvent or be declared bankrupt; or shall commit any act of bankruptcy or insolvency; or shall make an assignment for the benefit of creditors; or shall fail to comply with any provision of this Agreement or the Exhibits attached hereto; or for any other reason, shall not carry on the Work in an acceptable manner, then Owner's representative shall advise the Contractor of such default, and direct the Contractor to correct it. If the Contractor shall not correct such default within seven (7) days after receipt of such notice, Owner may upon written certification from Owner's representative reciting the fact of such default and the failure of the Contractor to comply with the directions given in such notice, take the prosecution of the Work out of the hands of the Contractor, use any raw materials or equipment on the job site or in storage as may be suitable and acceptable, enter into agreement with another contractor for the completion of the project, or take such other reasonable actions as in the opinion of Owner shall be required for the completion of the Work. All damages and costs incurred by Owner, together with all costs of completing the Work under the contract, shall be deducted from any

                                       13

monies due or which may be coming to the Contractor. In the event that the expenses so incurred by Owner shall be less than the sum which would have been payable under the contract if the Work had been completed by the Contractor, the Contractor shall be entitled to receive the difference. In the event such expense shall exceed the sum which would have been payable under the contract, the Contractor shall be liable and shall pay to Owner the full amount of such expense within ten (10) days following receipt of written notice from Owner of such excess.

        13. Default by Owner
            ----------------

     13.1 If Owner does not pay  Contractor  the full amount due within  fifteen
(15) days after any date established in this Agreement for payment, the Contractor, upon fifteen (15) additional days written notice to Owner, may stop Work until payment of the amount owing is received. The total contract price shall be increased by the amount of the Contractor's reasonable costs of shutdown, and start-up.

        14. Insurance
            ---------

     14.1 Contractor and, unless otherwise specified by Owner in writing, each of Contractor's subcontractors, shall obtain and

                                       14

maintain throughout the term of this Agreement insurance with coverage and limits as follows:

     (a) Workers Compensation and Occupational Disease
         ---------------------------------------------

Insurance: At statutory limits as provided by the state in which the Work is to be performed, and Employer's Liability Insurance at a limit of not less than Three Hundred Thousand Dollars ($300,000) for all damages arising from each accident or occupational disease.

     (b) Comprehensive General Liability Insurance: Covering Operations and Premises Liability; Contractor's Protective Liability; Completed Operations; Product Liability; Contractual Liability; Personal Injury; Property Damage caused by explosion, collapse and underground damage; and Broad-Form Property Damage Endorsement. The limits of such liability insurance shall be no less than One Million Dollars ($1,000,000) combined single limit of liability.

     (c) Comprehensive Automobile Liability Insurance: Covering all owned, hired or non-owned vehicles, including the loading or unloading thereof, with limits no less than One Million Dollars ($1,000,000) combined single limit of liability for Automobile Bodily Injury, Personal Liability and Automobile Property Damage.


                                       15

     (d) Umbrella Excess Liability: Coverage in an amount no less than One Million Dollars ($1,000,000).

     14.2 All such insurance shall be carried in companies satisfactory to Owner and licensed to do business in the jurisdiction where the Work hereunder is to be performed, and the policies shall name Owner and its employees and agents as additional insured parties.

     14.3 CONTRACTOR SHALL NOT COMMENCE WORK UNDER THIS AGREEMENT UNTIL IT HAS OBTAINED ALL INSURANCE REQUIRED HEREUNDER AND CERTIFICATES EVIDENCING SUCH INSURANCE IN THE FORM SET FORTH IN EXHIBIT E HERETO HAVE BEEN SUBMITTED TO AND APPROVED BY COMPANY.

Contractor shall not allow any subcontractor to commence Work until such subcontractor has obtained the same insurance, nor shall Contractor make any other arrangement with anyone for the performance of any Work contemplated hereby which does not embody the substance of these provisions concerning insurance protection for Owner. Renewal certificates of insurance must be filed prior to policy expiration so that a current certificate is on file with Owner at all times during the term of this Agreement.

                                       16

     14.4 Contractor agrees that Owner may, from time to time during the term of this Agreement, require that additional insurance be obtained and maintained in amounts reasonably related to the scope and the nature of the construction being undertaken.

     14.5 Each policy shall provide that it will not be canceled or amended except after thirty (30) days advance written notice to Owner, mailed to the address indicated herein, and the policy, policy endorsements and certificates of insurance shall contain the following endorsement. "It is hereby understood and agreed that any material change to this policy, cancellation of this policy, or the intention not to renew the policy shall not be effective unless notice thereof has been provided to Owner by registered mail at least thirty (30) days prior to such change, cancellation or non-renewal."

     14.6 In the event of any cancellation or any policy change not acceptable to Owner, Owner reserves the right to provide replacement insurance coverage and to charge any premium expense therefore to Contractor and to deduct such cost from any amounts due or to become due to Contractor hereunder.

     14.7 The liability of Contractor shall not be limited by said insurance policies or the recovery of any amounts thereunder.

                                       17

     15.  Indemnification:
          ---------------

     15.1 Contractor shall indemnify, defend and hold harmless Owner, its employees and agents, from and against:

     a. All mechanics' and materialmen's liens, and all costs, attorneys' fees and expenses incurred in connection with any such liens which arise by reason of or related to the Work or any part thereof; and

     b. All claims, liability, fines, penalties, damages, losses, costs, expenses, actions, suits, judgments and executions (including but not limited to attorneys' fees) arising out of or in connection with any of the following:

     (i) Any injury, damage or loss to persons (including, without limitation, injury to Contractor's employees and the employees of any Subcontractor) or property, occurring during, arising from or in connection with: a) the Work; b) the entry upon or possession of the Work site by Contractor; c) the acts or omissions of Contractor, any Subcontractor or the agents, employees, invitees or Contractor or any other person for whom Contractor or any Subcontractor is responsible; or


                                       18

     (ii) The failure of Contractor to perform the Work in accordance with the Agreement or the Exhibits attached hereto.

     c. Any breach by Contractor or any subcontractor of any representation or warranty.

     d. Interference with interruption or change to any utility or facility caused by Contractor or any subcontractor.

     15.2 Contractor's legal liability to Owner for any of the matters contained herein, including, without limitation the indemnification obligation set for the in this paragraph 15, shall not be limited by the insurance policies hereunder or the recovery of any amount thereunder.

     16.  Protection of Property; Cleaning Up and Restoration
          ---------------------------------------------------

     Contractor shall properly protect the equipment and the property where all work is to be done and Contractor shall take all necessary precautions for the safety of the employees on the job site. Contractor shall at all times keep all premises and premises adjoining where it is performing Work, driveways and streets clear or rubbish caused by Contractor's operation, and at completion of the Work shall remove all its tools, equipment,

                                       19

temporary work and surplus materials. In all events the job site shall be left clean and restored to the condition prior to the commencement of construction. If Contractor does not attend to such cleaning or restoration immediately upon request, Owner may cause such cleansing or restoration to be done by others and charge the costs of same to Contractor.

     17. Miscellaneous
         -------------

     17.1 This Agreement, including any and all attached Exhibits, contains the entire agreement between Owner and Contractor. There are no other agreements or understandings stated or implied except as contained herein. Contractor acknowledges that Owner has not made any promises or work or volume or work other than those which are specifically set forth in this Agreement. This Agreement may not be modified or amended except by a written instrument executed by the parties hereto.

     17.2 Any specific provision of the Exhibits shall prevail over any contradictory provision of this Agreement.

     17.3 This Agreement shall be binding upon the heirs, executors, successors, administrators and assigns of the parties hereto. This Agreement may be assigned by Contractor, in whole,

                                       20

or in part, voluntarily or by operation of law, without the prior written consent of Owner. Owner may terminate this Agreement upon any transfer of the ownership of the business or substantially all of the assets of the Contractor.

     17.4 Any notice given under this Agreement  shall be deemed  complete three
(3) days subsequent to deposit of such notice in a United States mail deposit, postage prepaid and addressed to the other party at the following address:

If addressed to Contractor:             Juniper Internet Communications, Inc.
                                        800 Trenton Road, Number 32
                                        Langhorne, PA  11940

                            ATTENTION:  Alan Andrus

And if addressed to OWNER:              Comcast Cablevision
                                        Philadelphia Metro Region
                                        3220 Tillman Drive
                                        Bensalem, PA  19120

                            ATTENTION:  Celio DaCosta


                  and one copy to:

or such other address as either party may specify.

     17.5 Contractor understands and hereby agrees that the laws of the State of Pennsylvania shall, to the extent legally


                                       21

permissible, govern the Work to be performed hereunder and the provisions of this Agreement.

     17.6 The paragraph captions in this Agreement are for convenience and reference only and shall not in any way affect the meaning or interpretation of this Agreement.

     17.7 Any waiver by Owner of any default hereunder shall not be effective unless in writing and duly executed, and in no event shall constitute a waiver of any other default or breach of this Agreement.

     IN WITNESS WHEREOF, the parties hereto intending to be legally bound, have caused this contract to be executed by their duly authorized officers.

Juniper Internet Communications ("CONTRACTOR")
-------------------------------

BY:      /s/ Alan A. Andrus            Date: April 19, 2001
         ------------------                  --------------
             Alan R. Andrus

Title:    President
         -------------

Attest:  /s/ Mark M. Walker
         ------------------
Comcast Cablevision of Bucks County ("OWNER")
------------------------------------

BY:      /s/ Edward Pardini            Date: April 30, 2001
         ------------------                  --------------
         Edward Pardini

Title:   Regional Vice President
         -----------------------

ATTEST: /s/ William Hyndman
        ------------------------
         William Hyndman

                                                                Exhibit 10.3
July 10, 2001


Paul D. Wexler, Esq.
Bragar Wexler Eagel & Morgenstern, LLP
900 Third Avenue
New York, NY  10022

Re: Ordinary Guy, Inc., v. Juniper Features, Ltd.
         96 Civ. 2542

Dear Mr. Wexler:

     As you know, I am the President of Juniper Group, Inc. ("Juniper"). I write to you as the attorney for Ordinary Guy, Inc. ("Ordinary") and Crow Productions, Inc. ("Crow"), and with the full authority of Juniper's Board of Directors.

         Juniper acknowledges that it is in default pursuant to paragraph 8 of the Stipulation of Settlement dated April 17, 1998 (the "Stipulation") which settled the above captioned action. Juniper further concedes that it owes to Ordinary and Crow collectively the sum of $123,911*, representing the deficiency between the $250,000 due from Juniper pursuant to the Stipulation and the $126,089 received by plaintiffs as the net proceeds from the stock sales in 1999, 2000 and 2001. The amount due of $123,911* shall be reduced by the amount recovered from the future sale of shares still held at Gruntal & Co., by Mr. Richard Murnick in your account ("Bragar Wexler"), Certificate # JGI-0071 for 31,106 pre-reversal (December 13, 2000) of 1/10. The post reversal shares should be 3,111, which Mr. Murnick indicated that he was in the process of receiving from the transfer agent . The Company shall communicate with Mr. Murnick to determine the amount that shall be sold and the net amount that will be payable to you, which shall reduce the outstanding amount.

         In order to induce your clients not to enter a judgment or take any other steps to collect or enforce the claim or any judgment, or from taking any other action, or bring any other proceeding against Juniper in any federal or state court, Juniper has executed a confession of judgment (the "Confession") in the name of your law firm (for the ultimate benefit of Ordinary and Crow) in the sum of $123,911*. We have further agreed that you will retain the confession in escrow pending Juniper's successful completion of the following payment schedule: $20,000 payable herewith and $103,911*, payable in 12 monthly installments of $8,659.12, commencing on August 15, 2001 and payable so as to be received on the 15th of each month or the next business day thereafter. All payments will be made by check payable to "Bragar Wexler Eagel & Morgenstern, LLP as attorneys" and delivered to your office. In consideration of the Confession and so long as the payments are made in accordance herewith, you have agreed, on behalf of yourself and your clients, with their consent, to forego the aforementioned activities.

         In the event that any payment is not made when due or if any check is returned by the bank unsatisfied, you agree to give Juniper thirty days notice by fax of the default. If the default is not satisfied within that time, you may file the confession of judgment in the full amount, less any payments theretofore made, plus $7,500, without further notice. All notices to Juniper shall be made by fax to me at the following number (516) 829-4691. Upon final payment, you agree to execute a certificate attesting to the satisfaction of Juniper's obligations and under this Agreement, and a reaffirmation of the general release previously granted in Par. 9 of the Stipulation.

         This agreement shall not be valid until countersigned by you and returned to me.

                                                     Very truly yours,


                                                     /s/ Vlado P. Hreljanovic
                                                     ------------------------
                                                     Vlado P. Hreljanovic


Agreed



/s/ Paul D. Wexler
--------------------
Paul D. Wexler


* Less the corrected value of the stock sales.

                                                                Exhibit 10.4
-------------------------------------------------------------------------------
                     2001 EQUITY INCENTIVE PLAN
-------------------------------------------------------------------------------

                               JUNIPER GROUP, INC.

                           2001 EQUITY INCENTIVE PLAN

                      (as amended through October 29, 2001)

                ARTICLE 1. GENERAL PURPOSE OF PLAN; DEFINITIONS.

1.1. Purpose. The purposes of this 2001 Equity Incentive Plan are (a) to enable Juniper Group, Inc. and its subsidiaries and affiliates to attract and retain highly qualified personnel who will contribute to the success of Juniper Group, Inc. and (b) to provide incentives to participants in this 2001 Equity Incentive Plan that are linked directly to increases in stockholder value which will therefore inure to the benefit of all stockholders of Juniper Group, Inc.

1.2. Definitions. For purposes of this Equity Incentive Plan, except as otherwise defined, capitalized terms shall have the meanings assigned to them in this Section 1.2.

                  "Administrator" means the Board or, if and to the extent the Board elects to delegate the administration of the Plan or does not administer the Plan, the Committee.

                  "Affiliate" means any entity or person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, another entity, where "control" (including the terms "controlled by" and "under common control with") means the possession, directly or indirectly, of the power to cause the direction of the management and policies of the entity, whether through the ownership of voting securities, by contract or otherwise.

                  "Award" means any award under the Plan.

                  "Award Agreement" means, with respect to each Award, the signed written agreement between the Company and the Participant setting forth the terms and conditions of the Award.

                  "Board" means the Board of Directors of the Company.

                  "Cause" means the commission of any act of a material theft, embezzlement or fraud involving the Company or any Parent, Subsidiary or Affiliate of the Company, or a breach of fiduciary duty to the Company or any Parent, Subsidiary or Affiliate of the Company.

                  "Change of Control" shall have the meaning assigned to such term in Section 15.2.

                  "Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto.

                  "Committee" means compensation or other any committee the Board may appoint to administer the Plan. To the extent necessary and desirable, the Committee shall be composed entirely of individuals who meet the qualifications referred to in Section 162(m) of the Code and Rule 16b-3 under the Exchange Act. If at any time or to any extent the Board shall not administer the Plan, then the functions of the Board specified in the Plan shall be exercised by the Committee.

                  "Common Stock" means the common stock, par value $.001 per share, of the Company.

                  "Company" means Juniper Group, Inc., a Nevada corporation, or any successor corporation.

                  "Disability" means the inability of a Participant to perform substantially his or her duties and responsibilities to the Company or to any Parent, Subsidiary or Affiliate by reason of a physical or mental disability or infirmity for a continuous period of six months, as determined by the Administrator. The date of such Disability shall be the last day of such six-month period or the date on which the Participant submits such medical evidence, satisfactory to the Administrator, that the Participant has a physical or mental disability or infirmity that will likely prevent the Participant from performing the Participant's work duties for a continuous period of six months or longer, as the case may be. "Eligible Recipient" means an officer, director, employee, consultant or advisor of the Company or of any Parent, Subsidiary or Affiliate. For purposes of the Plan, the term "employee" shall include all those individuals whose service with or for the Company and/or any Parent, Subsidiary or Affiliate of the Company, is within the definition of "employee" in the Rule as to the Use of Form S-8 contained in the General Instructions for the registration statement on Form S-8 promulgated by the Securities and Exchange Commission.

                  "Employee Director" means any director of the Company who is also an employee of the Company or of any Parent, Subsidiary or Affiliate.

                  "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

                  "Exercise Price" means the per share price at which a holder of an Award may purchase the Shares issuable upon exercise of such Award.

                  "Fair Market Value" as of a particular date shall mean the fair market value of a share of Common Stock as determined by the Administrator; provided, however, that Fair Market Value shall mean (i) if the Common Stock is listed or admitted to trade on a national securities exchange, the closing price of the Common Stock on the Composite Tape, as published in The Wall Street Journal, of the principal national securities exchange on which the Common Stock is so listed or admitted to trade, on such date, or, if there is no trading of the Common Stock on such date, then the closing price of the Common Stock as quoted on such Composite Tape on the next preceding date on which there was trading in such shares;
                 (ii) if the Common Stock is not listed or admitted to trade on a national securities exchange but is listed and quoted on The Nasdaq Stock Market ("Nasdaq"), the last sale price for the Common Stock on such date as reported by Nasdaq, or, if there is no reported trading of the Common Stock on such date, then the last sale price for the Common Stock on the next preceding date on which there was trading in the Common Stock;
                 (iii) if the Common Stock is not listed or admitted to trade on a national securities exchange and is not listed and quoted on Nasdaq, the mean between the closing bid and asked price for the Common Stock on such date, as furnished by the National Association of Securities Dealers, Inc. ("NASD");
                 (iv) if the Common Stock is not listed or admitted to trade on a national securities exchange, not listed and quoted on Nasdaq and closing bid and asked prices are not furnished by the NASD, the mean between the closing bid and asked price for the Common Stock on such date, as furnished by the National Quotation Bureau ("NQB") or similar organization; (v) if the stock is not listed or admitted to trade on a national securities exchange, not listed and quoted on Nasdaq and if bid and asked prices for the Common Stock are not furnished by the NASD, NQB or a similar organization, the value established in good faith by the Administrator; and (vi) in the case of a Limited Stock Appreciation Right, the Fair Market Value of a share of Common Stock shall be the "Change in Control Price" (as defined in the Award Agreement evidencing such Limited Stock Appreciation Right) of a share of Common Stock as of the date of exercise.

                  "Family Member" means, with respect to any Participant, any of the following:
                           (a) such Participant's child, stepchild, grandchild, parent, stepparent, grandparent, spouse, former spouse, sibling, niece, nephew, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, including any such person with such relationship to the Participant by adoption; (b) any person (other than a tenant or employee) sharing such Participant's household; (c) a trust in which the persons identified in clauses (a) and (b) above have more than fifty percent of the beneficial interest; (d) a foundation in which the persons identified in clauses (a) and (b) above or the Participant control the management of assets; or
                           (e) any other entity in which the persons identified in clauses (a) and (b) above or the Participant own more than fifty percent of the voting interest.

                  "Incentive Stock Option" means any Option intended to be designated as an "incentive stock option" within the meaning of Section 422 of the Code.

                 "Incumbent Board" means (i) the members of the Board of the
                  Company on September 14, 2001, to the extent that they continue to serve as members of the Board, and (ii) any individual who becomes a member of the Board after

                  September 14, 2001, if such individual's election or nomination for election as a director was approved by a vote of at least three-quarters of the then Incumbent Board.

                  "Limited Stock Appreciation Right" means a Stock Appreciation Right that can be exercised only in the event of a "Change in Control" (as defined in the Award Agreement evidencing such Limited Stock Appreciation Right).

                  "Non-Employee Director" means a director of the Company who is not an employee of the Company or of any Parent, Subsidiary or Affiliate.

                  "Non-Qualified Stock Option" means any Option that is not an Incentive Stock Option, including, but not limited to, any Option that provides (as of the time such Option is granted) that it will not be treated as an Incentive Stock Option.

                  "Option" means an option to purchase Shares granted pursuant to Article 5.

                  "Parent" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company, if each of the corporations in the chain (other than the Company) owns stock possessing 50% or more of the combined voting power of all classes of stock in one of the other corporations in the chain.

                  "Participant" means any Eligible Recipient selected by the Administrator, pursuant to the Administrator's authority to receive grants of Options, Stock Appreciation Rights, Limited Stock Appreciation Rights, awards of Restricted Stock, Performance Shares, other types of awards, or any combination of the foregoing.

                  "Performance Grant" shall have the meaning assigned to the term in Article 8.

                  "Performance Shares" means Shares that are subject to restrictions based upon the attainment of specified performance objectives granted pursuant to Article 8.

                  "Permitted Transfer" means, as authorized by the Plan and the Administrator, with respect to an interest in a Non-Qualified Stock Option, any transfer effected by the Participant during the Participant's lifetime of an interest in such Non-Qualified Stock Option but only such transfers which are by gift or pursuant to domestic relations orders. A permitted transfer does not include any transfer for value and neither transfers under a domestic relations order in settlement of marital property rights or to an entity in which more than 50% of the voting interests are owned by Family Members or the Participant in exchange for an interest in that entity are deemed transfers for value.

                  "Plan" means this 2001 Equity Incentive Plan.

                  "Related Employment" means the employment or performance of services by an individual for an employer that is neither the Company, any Parent, Subsidiary nor Affiliate, provided that
                  (i) such employment or performance of services is undertaken by the individual at the request of the Company or any Parent, Subsidiary or Affiliate, (ii) immediately prior to undertaking such employment or performance of services, the individual was employed by or performing services for the Company or any Parent, Subsidiary or Affiliate or was engaged in Related Employment, and (iii) such employment or performance of services is in the best interests of the Company and is recognized by the Administrator, as Related Employment. The death or Disability of an individual during a period of Related Employment shall be treated, for purposes of this Plan, as if the death or onset of Disability had occurred while the individual was employed by or performing services for the Company or a Parent, Subsidiary or Affiliate.

                  "Restricted Stock" means Shares subject to certain restrictions granted pursuant to Article 7.

                  "Restricted Period" means the period of time Restricted Stock remains subject to restrictions imposed on the Award of such Restricted Stock.

                  "Securities Act" means the Securities Act of 1933, as amended from time to time.

                  "Shares" means shares of Common Stock reserved for issuance under or issued pursuant to the Plan, as adjusted pursuant to
                  Article 4, and any successor security.

                  "Stock Appreciation Right" means the right pursuant to an Award granted under Article 6 to receive an amount equal to the excess, if any, of (i) the Fair Market Value, as of the date such Stock Appreciation Right or portion thereof is surrendered, of the Shares covered by such right or such portion thereof, over (ii) the aggregate exercise price of such right or such portion thereof as established by the Administrator at the time of the grant of such Award (or such other exercise price thereafter established by the Administrator with the consent of the Participant granted such Award where required by the Plan).

                  "Stock Bonus" means an Award granted pursuant to Article 9.

                  "Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company, if each of the corporations (other than the last corporation) in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

                  "Ten Percent Stockholder" shall have the meaning assigned to it in Section 5.4.

                 "Termination" or "Terminated" means, for purposes of the Plan with respect to a Participant, that such Participant has for any reason ceased to provide services as an employee, officer, director, consultant, independent contractor, or advisor to the Company or any Parent, Subsidiary or Affiliate of the Company. A Participant will not be deemed to have ceased to provide services in the case of
                  (i) sick leave, (ii) military leave, or (iii) any other leave of absence approved by the Administrator, provided, that such leave is for a period of not more than 90 days, unless reemployment or reinstatement upon the expiration of such leave is guaranteed by contract or statute or unless provided otherwise pursuant to formal policy adopted from time to time by the Company and issued and promulgated to employees and other participants in writing. In the case of any Participant on an approved leave of absence, the Administrator may make such provisions respecting suspension of vesting of any Award previously granted to such Participant while such Participant is on leave from the Company or any Parent, Subsidiary or Affiliate of the Company as the Administrator may deem appropriate, except that in no event may an Option be exercised after the expiration of the term set forth in the Award Agreement with respect to such Option. The Administrator will have sole discretion to determine whether a Participant has ceased to provide services and the applicable Termination Date.

                  "Termination Date" means the effective date of Termination, as determined by the Administrator.

ARTICLE 2.  ADMINISTRATION.

2.1. Administration in Accordance with the Code and Exchange Act. The Plan shall be administered in accordance with the requirements of Section 162(m) of the Code (but only to the extent necessary and desirable to maintain qualification of Awards under the Plan under Section 162(m) of the Code) and, to the extent applicable, Rule 16b-3 under the Exchange Act ("Rule 16b-3"), by the Board or, at the Board's sole discretion, by the Committee, which shall be appointed by the Board, and which shall serve at the pleasure of the Board.

2.2. Administrator's Powers. Subject to the general purposes, terms and conditions of this Plan, the Administrator will have full power to implement and carry out this Plan. The Administrator will have the authority to:

     (a) construe and interpret this Plan, any Award Agreement and any other agreement or document executed pursuant to this Plan;
     (b) prescribe, amend and rescind rules and regulations relating to this Plan or any Award;
     (c)  select persons to receive Awards;
     (d)  determine the form and terms of Awards;
     (e)  determine  the  number  of Shares or other  consideration  subject  to
          Awards;
     (f) determine whether Awards will be granted singly, in combination with, in tandem with, in replacement of, or as alternatives to, other Awards under this Plan or any other  incentive  or  compensation  plan of the
          Company or any Parent, Subsidiary or Affiliate of the Company;
     (g) grant waivers of Plan or Award conditions; (h) determine the vesting, exercisability and payment of Awards; (i) correct any defect, supply any omission or reconcile any inconsistency in the Plan, any Award or any Award Agreement;
     (j) to make any adjustments necessary or desirable as a result of the granting of an Award to an Eligible Participant located outside the United States;
     (k)  determine whether an Award has been earned; and
     (l)  make  all  other   determinations   necessary  or  advisable  for  the
          administration of the Plan.
2.3. Administrator's Discretion Final. Any determination made by the Administrator with respect to any Award will be made in its sole discretion at the time of grant of the Award or, unless in contravention of any express term of the Plan or Award, at any later time, and such determination will be final and binding on the Company and on all persons having an interest in any Award under the Plan.

2.4. Administrator's Method of Acting; Liability. The Administrator may act only by a majority of its members then in office, except that the members thereof may authorize any one or more of their members or any officer of the Company to execute and deliver documents or to take any other ministerial action on behalf of the Administrator with respect to Awards made or to be made to Eligible Participants. No member of the Committee and no officer of the Company shall be liable for anything done or omitted to be done by such member or officer, by any other member of the Administrator or by any officer of the Company in connection with the performance of duties under the Plan, except for such member's or officer's own willful misconduct or as expressly provided by law.


ARTICLE 3.  PARTICIPATION.

3.1. Affiliates. If a Parent, Subsidiary or Affiliate of the Company wishes to participate in the Plan and its participation shallhave been approved by the Board, the board of directors or other governing body of the Parent, Subsidiary or Affiliate, as the case may be, shall adopt a resolution in form and substance satisfactory to the Administrator authorizing participation by the Parent, Subsidiary or Affiliate in the Plan. A Parent, Subsidiary or Affiliate participating in the Plan may cease to be a participating company at any time by action of the Board or by action of the board of directors or other governing body of such Parent, Subsidiary or Affiliate, which latter action shall be effective not earlier than the date of delivery to the Secretary of the Company of a certified copy of a resolution of the Parent, Subsidiary or Affiliate's board of directors or other governing body taking such action. If the participation in the Plan of a Parent, Subsidiary or Affiliate shall terminate, such termination shall not relieve the Parent, Subsidiary or Affiliate of any obligations theretofore incurred by the Parent, Subsidiary or Affiliate, except as may be approved by the Administrator.

3.2. Participants. Incentive Stock Options may be granted only to employees (including officers and directors who are also employees) of the Company, or any Parent, Subsidiary or Affiliate of the Company. All other Awards may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent, Subsidiary or Affiliate of the Company; provided, that such consultants, contractors and advisors render bona fide services to the Company or such Parent, Subsidiary or Affiliate of the Company not in connection with the offer and sale of securities in a capital-raising transaction. An Eligible Participant may be granted more than one Award under the Plan.


ARTICLE 4.  AWARDS UNDER THE PLAN.

4.1. Types of Awards. Awards under the Plan may include, but need not be limited to, one or more of the following types, either alone or in any combination thereof:

                  (a)  Options;
                  (b)  Stock Appreciation Rights;
                  (c)  Restricted Stock;
                  (d)  Performance Grants;
                  (e)  Stock Bonuses; and
                  (f) any other type of Award deemed by the Committee to be consistent with the purposes of the Plan (including but not limited to, Awards of or options or similar rights granted with respect to unbundled stock units or components thereof, and Awards to be made to participants who are foreign nationals or are employed or performing services outside the United States).

4.2. Number of Shares Available Under the Plan. Subject to Section 4.4, the total number of Shares reserved and available for grant and issuance pursuant to the Plan will be 3,000,000, plus Shares that are subject to:

                 (a) issuance upon exercise of an Option previously granted but cease to be subject to such Option for any reason other than exercise of such Option; (b) an Award previously granted but forfeited or repurchased by the Company at the original issue price; and (c) an Award previously granted that otherwise terminates without Shares being issued.

     Shares may consist, in whole or in part, of authorized and unissued shares or treasury shares.

         The number of Shares which are transferred to the Company by a Participant to pay the exercise or purchase price of an award will be subtracted from the number of Shares issued with respect to such Award for the purpose of counting Shares used under the Plan. Shares withheld to pay withholding taxes in connection with the exercise or repayment of an Award will not be counted as used under the Plan. In addition, shares covered by an award granted under the Plan which is settled in cash will not be counted as used under the Plan.


4.3. Reservation of Shares. At all times, the Company shall reserve and keep available a sufficient number of Shares as shall be required to satisfy the requirements of all outstanding Options granted under the Plan and all other outstanding but unexercised Awards granted under the Plan.

4.4. Adjustment in Number of Shares Available Under the Plan. In the event that the number of outstanding shares of Common Stock is changed by a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in the capital structure of the Company without consideration, then (a) the number of Shares reserved for issuance under the Plan, (b) the number of Shares that may be granted pursuant to the Plan, (c) the Exercise Prices of and number of Shares subject to outstanding Options and other awards, and (d) the exercise prices of and number of Shares subject to other outstanding Awards, will be proportionately adjusted, subject to any required action by the Board or the stockholders of the Company and compliance with applicable securities laws; provided, however, that, upon occurrence of such an event, fractions of a Share will not be issued upon exercise of an Award but will, upon such exercise, either be replaced by a cash payment equal to the Fair Market Value of such fraction of a Share on the effective date of such an event or will be rounded up to the nearest whole Share, as determined by the Administrator.


4.5.     Rights with Respect to Common Shares and Other Securities.
         ---------------------------------------------------------

                  (a) Unless otherwise determined by the Administrator, a Participant to whom an Award of Restricted Stock has been made (and any person succeeding to such Participant's rights with respect to such Award pursuant to the Plan) shall have, after issuance of a certificate or copy thereof for the number of Shares so awarded and prior to the expiration of the Restricted Period or the earlier repurchase of such Shares as provided in the Plan or Award Agreement with respect to such Award of Restricted Stock, ownership of such Shares, including the right to vote the same and to receive dividends or other distributions made or paid with respect to such Shares (provided that such Shares, and any new, additional or different shares, or other securities or property of the Company, or other forms of consideration which the participant may be entitled to receive with respect to such Shares as a result of a stock split, stock dividend or any other change in the corporate or capital structure of the Company, shall be subject to the restrictions of the Plan as determined by the Administrator), subject, however, to the options, restrictions and limitations imposed thereon pursuant to the Plan. Notwithstanding the foregoing, unless otherwise determined by the Administrator, a Participant with whom an Award Agreement is made to issue Shares in the future shall have no rights as a stockholder with respect to Shares related to such Award Agreement until a stock certificate evidencing such Shares is issued to such Participant.

                  (b) Unless otherwise determined by the Administrator, a Participant to whom a grant of Stock Options, Stock Appreciation Rights, Performance Grants or any other Award is made (and any person succeeding to such Participant's rights pursuant to the Plan) shall have no rights as a stockholder with respect to any Shares or as a holder with respect to other securities, if any, issuable pursuant to any such Award until the date a stock certificate evidencing such Shares or other instrument of ownership, if any, is issued to such Participant. Except as provided in Section 4.4, no adjustment shall be made for dividends, distributions or other rights (whether ordinary or extraordinary, and whether in cash, securities, other property or other forms of consideration, or any combination thereof) for which the record date is prior to the date such stock certificate or other instrument of ownership, if any, is issued.

ARTICLE 5.  STOCK OPTIONS.

5.1. Grant; Determination of Type of Option. The Administrator may grant one or more Options to an Eligible Participant and will determine (a) whether each such Option will be an Incentive Stock Option or a Non-Qualified Stock Option, (b) the number of Shares subject to each such Option, (c) the Exercise Price of each such Option, (d) the period during which each such Option may be exercised, and (e) all other terms and conditions of each such Option, subject to the terms and conditions of this Article 5. The Administrator may grant an Option either alone or in conjunction with Stock Appreciation Rights, Performance Grants or other Awards, either at the time of grant or by amendment thereafter.

5.2. Form of Option Award Agreement. Each Option granted under the Plan will be evidenced by an Award Agreement which will expressly identify the Option as an Incentive Stock Option or a Non-Qualified Stock Option, will be in such form and contain such provisions (which need not be the same for each Participant or Option) as the Committee may from time to time approve, and which will comply with and be subject to the terms and conditions of the Plan.

5.3. Date of Grant. The date of grant of an Option will be the date on which the
     Administrator  makes  the  determination  to  grant  such  Option,   unless
     otherwise specified by the Administrator.


5.4. Exercise Period. Each Option shall be exercisable within the times or upon the occurrence of one or more events determined by the Administrator and set forth in the Award Agreement governing such Option; provided, however, that no Option will be exercisable after the expiration of ten years from the date the Option is granted; and provided, further, however, that no Incentive Stock Option granted to a person who directly or by attribution owns more than 10% of the total combined voting power of all classes of stock of the Company or of any Parent, Subsidiary or Affiliate of the Company (each, a "Ten Percent Stockholder") will be exercisable after the expiration of five years from the date such Incentive Stock Option is granted. The Administrator also may provide for an Option to become exercisable at one time or from time to time, periodically or otherwise, in such number of Shares or percentage of Shares as the


     Administrator determines. Unless otherwise determined by the Administrator, an Option shall be exercisable as follows:

                  (a) up to 25% of the number of Shares subject to such Option commencing on the first anniversary of the date of grant of such Option; (b) up to an additional 25% of the number of Shares subject to such Option commencing on the second anniversary of the date of grant of such Option; (c) up to an additional 25% of the number of Shares subject to such Option commencing on the third anniversary of the date of grant of such Option; and (d) up to an additional 25% of the number of Shares subject to such Option commencing on the fourth anniversary of the date of grant of such Option.

5.5. Exercise Price. The Exercise Price of an Option will be determined by the Administrator when the Option is granted and may be not less than 85% of the per share Fair Market Value of the Shares subject to such Option on the date of grant of such Option; provided, however, that:
         (a) the Exercise Price of an Incentive Stock Option will be not less than 100% of the per share Fair Market Value of such Shares on the date of such grant and (b) the Exercise Price of any Incentive Stock Option granted to a Ten Percent Stockholder will not be less than 110% of the per share Fair Market Value of such Shares on the date of such grant. Payment for the Shares purchased shall be made in accordance with
         Article 10 of the Plan.

5.6. Method of Exercise. An Option may be exercised only by delivery to the Company of an irrevocable written exercise notice (a) identifying the Option being exercised, (b) stating the number of Shares being purchased, (c) providing any other matters required by the Award Agreement with respect to such Option, and (d) containing such representations and agreements regarding Participant's investment intent and access to information and other matters, if any, as may be required or desirable by the Company to comply with applicable securities laws. Such exercise notice shall be accompanied by payment in full of the Exercise Price for the number of Shares being purchased in accordance with Article 10 and the executed Award Agreement with respect to such Option.

5.7. Termination. Notwithstanding anything contained in Section 5.4 or in an Award Agreement, exercise of Options shall always be subject to the following:

     (a) If the Participant is Terminated for any reason except death or Disability, then the Participant may exercise each of such Participant's Options (i) only to the extent that such Options would have been exercisable on the Termination Date and (ii) no later than three months after the Termination Date (or such longer time period not exceeding five years as may be determined by the Administrator, with any exercise beyond three months after the Termination Date deemed to be an exercise of an Non-Qualified Stock Option), but in any event, no later than the original expiration date of such Option;
     (b) If the Participant is Terminated because of Participant's death or Disability (or the Participant dies within three months after a Termination other than for Cause or because of Participant's Disability), then each of such Participant's Options (i) may be exercised only to the extent that such Option would have been


                                       11
          exercisable by Participant on the Termination Date and (ii) must be exercised by Participant (or Participant's legal representative or authorized assignee) no later than twelve months after the Termination Date (or such longer time period not exceeding five years as may be determined by the Administrator, with any such exercise beyond (A) three months after the Termination Date when the Termination is for any reason other than the Participant's death or Disability or (B) twelve months after the Termination Date when the Termination is because of Participant's death or Disability, deemed to be an exercise of a Non-Qualified Stock Option), but in any event no later than the original expiration date of such Option; (c) Notwithstanding the provisions in paragraphs 5.7(a) and 5.7(b), if a Participant is terminated for Cause, neither the Participant, the Participant's estate nor such other person who may then hold an Option shall be entitled to exercise such Option whatsoever, whether or not, after the Termination Date, the Participant may receive payment from the Company or any Parent, Subsidiary or Affiliate of the Company for vacation pay, for services rendered prior to the Termination Date, for services rendered for the day on which Termination occurs, for salary in lieu of notice, for severance or for any other benefits; provided, however, in making such a determination, the Administrator shall give the Participant an opportunity to present to the Administrator evidence on Participant's behalf that the provisions of this paragraph 5.7(c) should not apply and, in the alternative, paragraph 5.7(a) or 5.7(b) shall apply; provided, further, however, that, for the purpose of this paragraph 5.7(c), Termination shall be deemed to occur on the date when the Company dispatches notice or advice to the Participant that such Participant is Terminated.

5.8. Limitations on Exercise. The Administrator may specify a reasonable minimum number of Shares that may be purchased on any exercise of an Option, provided, that such minimum number will not prevent Participant from exercising the Option for the full number of Shares for which the Option is then exercisable.

5.9. Limitations on Incentive Stock Options. The aggregate Fair Market Value (as determined as of the date of grant) of Shares with respect to which an Incentive Stock Option are exercisable for the first time by a Participant during any calendar year (under the Plan or under any other incentive stock option plan of the Company, and any Parent, Subsidiary and Affiliate of the Company) will not exceed $100,000. If the Fair Market Value of Shares on the date of grant with respect to which Incentive Stock Option(s) are exercisable for the first time by a Participant during any calendar year exceeds $100,000, then the Option(s) for the first $100,000 worth of Shares to become exercisable in such calendar year will be deemed Incentive Stock Option(s) and the Option(s) that become exercisable in such calendar year for the number of Shares which have a Fair Market Value in excess of $100,000 will be deemed to be Non-Qualified Stock Option(s). In the event that the Code or the regulations promulgated thereunder are amended after the effective date of the Plan to provide for a different limit on the Fair Market Value of Shares permitted to be subject to Incentive Stock Options, such different limit will be automatically incorporated herein and will apply to any Options granted after the effective date of such amendment.

5.10.Modification, Extension or Renewal. The Administrator may modify, extend or renew any outstanding Option and authorize the grantof one or more new Options in substitution therefor; provided that any such action may not, without the written consent of a Participant, impair any of such Participant's rights under any Option previously granted. Any outstanding Incentive Stock Option that is modified, extended, renewed or otherwise altered will be treated in accordance with Section 424(h) and other applicable provisions of the Code. The Administrator may reduce the Exercise Price of any outstanding Option of a Participant without the consent of the Participant affected by delivering a written notice to the Participant; provided, however, that the Exercise Price may not be reduced below the minimum Exercise Price that would be permitted under Section 5.5 for Options granted on the date the action is taken to reduce such Exercise Price.

5.11.No Disqualification. Notwithstanding any other provision in the Plan, no term of the Plan relating to an Incentive Stock Option will be interpreted, amended or altered, nor will any discretion or authority granted under the Plan be exercised, so as to disqualify the Plan under Section 422 of the Code or, without the consent of the Participant affected, to disqualify any Incentive Stock Option under Section 422 of the Code.

5.12.Prohibition Against Transfer. No Option may be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, except by will or the laws of descent and distribution or pursuant to a domestic relations order, and a Participant's Option shall be exercisable during such Participant's lifetime only by such Participant or such person receiving such Option pursuant to a domestic relations order.

ARTICLE 6.  STOCK APPRECIATION RIGHTS.

6.1      Grant of Stock Appreciation Rights.
         ----------------------------------

     (a) The Administrator may grant Stock Appreciation Rights either alone, or in conjunction with the grant of an Option, Performance Grant or other Award, either at the time of grant or by amendment thereafter. Each Award of Stock Appreciation Rights granted under the Plan shall be evidenced by an instrument in such form as the Administrator shall prescribe from time to time in accordance with the Plan and shall comply with the following terms and conditions, and with such other terms and conditions, including, but not limited to, restrictions upon the Award of Stock Appreciation Rights or the Shares issuable upon exercise thereof, as the Administrator shall establish.

     (b) The Administrator shall determine the number of Shares to be subject to each Award of Stock Appreciation Rights. The number of Shares subject to an outstanding Award of Stock Appreciation Rights may be reduced on a share-for-share or other appropriate basis, as determined by the Administrator, to the extent that Shares under such Award of Stock Appreciation Rights are used to calculate the cash, Shares, or other securities or property of the Company, or other forms of payment, or any combination thereof, received pursuant to exercise of an Option attached to such Award of Stock Appreciation Rights, or to the extent that any other Award granted in conjunction with such Award of Stock Appreciation Rights is paid.

6.2. Prohibition Against Transfer. No Award of Stock Appreciation Rights may be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, except by will or the laws of the descent and distribution or pursuant to a domestic relations order, and Stock Appreciation Rights Awarded to a Participant shall be exercisable during such Participant's lifetime only by such Participant or such person receiving such Option pursuant to a domestic relations order. Unless the Administrator determines otherwise, the Award of Stock Appreciation Rights to a Participant shall not be exercisable for at least six months after the date of grant, unless such Participant is Terminated before the expiration of such six-month period by reason of such Participant's Disability or death.

6.3. Exercise. The Award of Stock Appreciation Rights shall not be exercisable:

                  (a) in the case of any Award of Stock Appreciation Rights that are attached to an Incentive Stock Option granted to a Ten Percent Employee, after the expiration of five years from the date such Incentive Stock Option is granted, and, in the case of any other Award of Stock Appreciation Rights, after the expiration of ten years from the date of such Award. Any Award of Stock Appreciation Rights may be exercised during such period only at such time or times and in such installments as the Administrator may establish; (b) unless the Option or other Award to which the Award of Stock Appreciation Rights is attached is at the time exercisable; and (c) unless the Participant exercising the Award of Stock Appreciation Rights has been, at all times during the period beginning with the date of the grant thereof and ending on the date of such exercise, employed by or otherwise performing services for the Company or any Parent, Subsidiary or Affiliate of the Company, except that
                                    (i) in the case of any Award of Stock
                           Appreciation Rights (other than those attached to an Incentive Stock Option), if such Participant is Terminated solely by reason of a period of Related Employment, the Participant may, during such period of Related Employment, exercise the Award of Stock Appreciation Rights as if such Participant had not been Terminated;
                                    (ii) if such Participant is Terminated by
                           reason of such Participant's Disability or early, normal or deferred retirement under an approved retirement program of the Company or any Parent, Subsidiary or Affiliate of the Company (or such other plan or arrangement as may be approved by the Administrator for this purpose) while holding an Award of Stock Appreciation Rights which has not expired and has not been fully exercised, such Participant may, at any time within three years (or such other period determined by the Administrator) after the Termination Date (but in no event after the Award of Stock Appreciation Rights has expired), exercise the Award of Stock Appreciation Rights with respect to any Shares as to which such Participant could have exercised the Award of Stock Appreciation Rights on the Termination Date, or with respect to such greater number of Shares as determined by the Administrator;
                                   (iii) if such Participant is Terminated for
                           reasons other than Related Employment, Disability, early, normal or deferred retirement or death while holding an Award of Stock Appreciation Rights which has not expired and has not been fully exercised, such person may exercise the Award of Stock Appreciation Rights at any time during the period, if any, which the Administrator approves (but in no event after the Award of Stock Appreciation Rights expires) following such Participant's Termination Date with respect to any Shares as to which such Participant could have exercised the Award of Stock Appreciation Rights on such Participant's Termination Date or as otherwise permitted by the Administrator; or
                                    (iv) if any Participant to whom an Award of
                           Stock Appreciation Rights has been granted shall die holding an Award of Stock Appreciation Rights which has not expired and has not been fully exercised, such Participant's executors, administrators, heirs or distributees, as the case may be, may, at any time within one year (or such other period determined by the Administrator) after the date of death (but in no event after the Award of Stock Appreciation Rights has expired), exercise the Award of Stock Appreciation Rights with respect to any Shares as to which the decedent Participant could have exercised the Award of Stock Appreciation Rights at the time of such death, or with respect to such greater number of Shares as may be determined by the Administrator.

6.4.     Exercise.
         --------
                  (a) An Award of Stock Appreciation Rights shall entitle the Participant (or any person entitled to act under the provisions of clause (iv) of Paragraph 6.3(c) to either (i) exercise such Award and receive payment in accordance with such Award or (ii) surrender unexercised the Option (or other Award) to which the Stock Appreciation Rights is attached (or any portion of such Option or other Award) to the Company and to receive from the Company in exchange therefor, without payment to the Company, that number of Shares having an aggregate value equal to the excess of the Fair Market Value of one Share, at the time of such exercise, over the Exercise Price per share, times the number of Shares subject to the Award or the Option (or other Award), or portion thereof, which is so exercised or surrendered, as the case may be. The Administrator shall be entitled to elect to settle the obligation arising out of the exercise of Stock Appreciation Rights by the payment of cash or other securities or property of the Company, or other forms of payment, or any combination thereof, as determined by the Administrator, equal to the aggregate value of the Shares the Company would otherwise be obligated to deliver. Any such election by the Administrator shall be made as soon as practicable after the receipt by the Company of written notice of the exercise of such Stock Appreciation Rights. The value of a Share, other securities or property of the Company, or other forms of payment determined by the Administrator for this purpose shall be the Fair Market Value of a Share on the last business day next preceding the date of the election to exercise such Stock Appreciation Rights, unless the Administrator determines otherwise and is set forth in the Award Agreement with respect to such Stock Appreciation Rights.

                  (b) An Award of Stock Appreciation Rights may provide that such Stock Appreciation Rights shall be deemed to have been exercised at the close of business on the business day preceding the expiration date of such Stock Appreciation Rights or of the related Option (or other Award), or such other date as specified by the Administrator, if at such time such Stock Appreciation Rights has a positive value. Such deemed exercise shall be settled or paid in the same manner as a regular exercise thereof as provided in Paragraph 6.4(a).

6.5. Fractional Shares. No fractional shares may be delivered under this Article 6, but, in lieu thereof, a cash or other adjustment shall be made as determined by the Administrator.


ARTICLE 7.  RESTRICTED STOCK.

7.1. Grant. An Award of Restricted Stock is an offer by the Company to sell to an Eligible Participant Shares that are subject to restrictions. The Administrator will determine to whom an offer will be made, the number of Shares the person may purchase, the Exercise Price to be paid, the restrictions to which the Shares will be subject, and all other terms and conditions of the Restricted Stock Award, subject to the provisions of this
     Article 7.

7.2 Form of Restricted Stock Award. All purchases under an Award of Restricted Stock will be evidenced by an Award Agreement that will be in such form (which need not be the same for each Award of Restricted Stock or Participant) as the Administrator will from time to time approve, and will comply with and be subject to the terms and conditions of the Plan. The offer of Restricted Stock will be accepted by the Participant's execution and delivery of the Award Agreement evidencing the offer to purchase the Restricted Stock and full payment for the Shares to the Company within 30 days from the date such Award Agreement is tendered to such Eligible Participant. If such Eligible Participant does not execute and deliver such Award Agreement along with full payment for the Shares to the Company within such 30 day period, then such offer will terminate, unless otherwise determined by the Administrator.

7.3. Purchase Price. The Exercise Price of Shares sold pursuant to an Award of Restricted Stock will be determined by the Administrator on the date such Award is granted, except in the case of a sale to a Ten Percent Stockholder, in which case the Exercise Price will be 100% of the per share Fair Market Value on the date such Award is granted of the Shares subject to the Award. Payment of the Exercise Price may be made in accordance with
     Article 10 of the Plan.

7.4. Terms of Restricted Stock Awards. Each Award of Restricted Stock shall be subject to such restrictions as the Administrator may impose. These restrictions may be based upon completion of a specified number of years of service with the Company or upon completion of the performance goals as set out in advance in the Participant's individual Award Agreement. Awards of Restricted Stock may vary from Participant to Participant and between groups of Participants. Prior to the grant of an Award of Restricted Stock, the Administrator shall:

                  (a) determine the nature, length and starting date of any performance period for the Restricted Stock Award; (b) select from among the performance factors to be used to measure performance goals, if any; and (c) determine the number of Shares that may be awarded to the Participant.

     Prior to the payment of any Restricted Stock pursuant to an Award, the Administrator shall determine the extent to which such Restricted Stock Award has been earned. Performance periods may overlap and Participants may participate simultaneously with respect to Restricted Stock Awards that are subject to different performance periods and having different performance goals and other criteria.

7.5. Termination During Performance Period. If a Participant is Terminated during a performance period with respect to any Award of Restricted Stock for any reason, then such Participant will be entitled to payment (whether in Shares, cash or otherwise) with respect to the Restricted Stock Award only to the extent earned as of the date of Termination in accordance with the Award Agreement with respect to such Restricted Stock, unless the Administrator determines otherwise.

ARTICLE 8.  PERFORMANCE GRANTS.

8.1. Award. The Award of a Performance Grant ("Performance Grant") to a Participant will entitle such Participant to receive a specified amount (the "Performance Grant Actual Value") as determined by the Administrator; provided that the terms and conditions specified in the Plan and in the Award of such Performance Grant are satisfied. Each Award of a Performance Grant shall be subject to the terms and conditions set forth in this
     Article 8 and such other terms and conditions, including, but not limited to, restrictions upon any cash, Shares, other securities or property of the Company, or other forms of payment, or any combination thereof, issued in respect of the Performance Grant, as the Administrator shall establish, shall be embodied in an Award Agreement in such form and substance as is approved by the Administrator.

8.2. Terms. The Administrator shall determine the value or range of values of a Performance Grant to be awarded to each Participant selected for an Award of a Performance Grant and whether or not such Performance Grant is granted in conjunction with an Award of Options, Stock Appreciation Rights, Restricted Stock or other type of Award, or any combination thereof, under the Plan (which may include, but need not be limited to, deferred Awards) concurrently or subsequently granted to such Participant (the

     "Associated Award"). As determined by the Administrator, the maximum value of each Performance Grant (the "Maximum Value") shall be: (a) an amount fixed by the Administrator at the time the award is made or amended thereafter; (b) an amount which varies from time to time based in whole or in part on the then current Fair Market Value of a Share, other securities or property of the Company, or other securities or property, or any combination thereof; or (c) an amount that is determinable from criteria specified by the Administrator.

     Performance Grants may be issued in different classes or series having different names, terms and conditions. In the case of a Performance Grant awarded in conjunction with an Associated Award, the Performance Grant may be reduced on an appropriate basis to the extent that the Associated Award has been exercised, paid to or otherwise received by the participant, as determined by the Administrator.

8.3. Award Period. The award period ("Performance Grant Award Period") in respect of any Performance Grant shall be a period determined by the Administrator. At the time each Performance Grant is made, the Administrator shall establish performance objectives to be attained within the Performance Grant Award Period as the means of determining the Performance Grant Actual Value of such Performance Grant. The performance objectives shall be based on such measure or measures of performance, which may include, but need not be limited to, the performance of the Participant, the Company, one or more Subsidiary, Parent or Affiliate of the Company, or one or more of divisions or units thereof, or any combination of the foregoing, as the Administrator shall determine, and may be applied on an absolute basis or be relative to industry or other indices, or any combination thereof. Each Performance Grant Actual Value of a Performance Grant shall be equal to the Performance Grant Maximum Value of such Performance grant only if the performance objectives are attained in full, but the Administrator shall specify the manner in which the Performance Grant Actual Value shall be determined if the performance objectives are met in part. Such performance measures, the Performance Grant Actual Value or the Performance Grant Maximum Value, or any combination thereof, may be adjusted in any manner by the Administrator at any time and from time to time during or as soon as practicable after the Performance Grant Award Period, if it determines that such performance measures, the Performance grant Actual Value or the Performance Grant Maximum Value, or any combination thereof, are not appropriate under the circumstances.

8.4. Termination. The rights of a Participant in Performance Grants awarded to such Participant shall be provisional and may be canceled or paid in whole or in part, all as determined by the Administrator, if such Participant's continuous employment or performance of services for the Company, any Parent, Subsidiary and Affiliate of the Company shall terminate for any reason prior to the end of the Performance Grant Award Period, except solely by reason of a period of Related Employment.

8.5. Determination of Performance Grant Actual Values. The Committee shall determine whether the conditions of Paragraphs 8.2 or 8.3 have been met and, if so, shall ascertain the Performance Grant Actual Value of Performance Grants. If a Performance Grant has no Performance Grant Actual Value, the Award of such Performance Grant shall be deemed to have been canceled and the Associated Award, if any, may be canceled or permitted to continue in effect in accordance with such Associated Award's terms. If a Performance Grant has a Performance Grant Actual Value and: (a) was not awarded in conjunction with an Associated Award, the Administrator shall cause an amount equal to the Performance Grant Actual Value of such Performance Grant to be paid to the Participant or the Participant's beneficiary as provided below; or (b) was awarded in conjunction with an Associated Award, the Administrator shall determine, in accordance with criteria specified by the Administrator, whether to (i) to cancel such Performance Grant, in which event no amount in respect thereof shall be paid to the Participant or the Participant's beneficiary, and the Associated Award may be permitted to continue in effect in accordance with the Associated Award's terms, (ii) pay the Performance Grant Actual Value to the Participant or the Participant's beneficiary as provided below, in which event such Associated Award may be canceled, or (iii) pay to the Participant or the Participant's beneficiary as provided below, the Performance Grant Actual Value of only a portion of such Performance Grant, in which case a complimentary portion of the Associated Award may be permitted to continue in effect in accordance with its terms or be canceled, as determined by the Administrator.

     Such determination by the Administrator shall be made as promptly as practicable following the end of the Performance Grant Award Period or upon the earlier termination of employment or performance of services, or at such other time or times as the Administrator shall determine, and shall be made pursuant to criteria specified by the Administrator.

8.6. Payment. Payment of any amount in respect of the Performance Grants which the Administrator determines to pay as provided in this Article 8 shall be made by the Company as promptly as practicable after the end of the Performance Grant Award Period or at such other time or times as the Administrator shall determine, and may be made in cash, Shares, other securities or property of the Company, or other forms of payment, or any combination thereof or in such other manner, as determined by the Administrator. Notwithstanding anything in this Article 8 to the contrary, the Administrator may determine and pay out a Performance Grant Actual Value of a Performance Grant at any time during the Performance Grant Award Period.


ARTICLE 9.  STOCK BONUSES.

9.1. Awards of Stock Bonuses. A Stock Bonus is an Award of Shares (which may consist of Restricted Stock) for services rendered to the Company or any Parent, Subsidiary or Affiliate of the Company. A Stock Bonus may be awarded for past services already rendered to the Company, or any Parent, Subsidiary or Affiliate of the Company pursuant to an Award Agreement (the "Stock Bonus Agreement") that will be in such form (which need not be the same for each Participant) as the Administrator will from time to time approve, and will comply with and be subject to the terms and conditions of the Plan. A Stock Bonus may be awarded upon satisfaction of such performance goals as are set out in advance in the Participant's individual Award Agreement that will be in such form (which need not be the same for each Participant) as the Administrator will from time to time approve, and will comply with and be subject to the terms and conditions of the Plan. Stock Bonuses may vary from Participant to Participant and between groups of Participants, and may be based upon the achievement of the Company, any Parent, Subsidiary or Affiliate of the Company and/or individual performance factors or upon such other criteria as the Administrator may determine.

9.2 Terms of Stock Bonuses. The Administrator will determine the number of Shares to be awarded to the Participant. If the Stock Bonus is being earned upon the satisfaction of performance goals set forth in an Award Agreement, then the Administrator will:

          (a) determine the nature, length and starting date of any performance period for each Stock Bonus; (b) select from among the performance factors to be used to measure the performance, if any; and (c) determine the number of Shares that may be awarded to the Participant.

     Prior to the payment of any Stock Bonus, the Administrator shall determine the extent to which such Stock Bonuses have been earned. Performance periods may overlap and Participants may participate simultaneously with respect to Stock Bonuses that are subject to different performance periods and different performance goals and other criteria. The number of Shares may be fixed or may vary in accordance with such performance goals and criteria as may be determined by the Administrator. The Administrator may adjust the performance goals applicable to the Stock Bonuses to take into account changes in law and accounting or tax rules and to make such adjustments as the Administrator deems necessary or appropriate to reflect the impact of extraordinary or unusual items, events or circumstances to avoid windfalls or hardships.

9.3. Form of Payment. The earned portion of a Stock Bonus may be paid currently or on a deferred basis with such interest or dividend equivalent, if any, as the Administrator may determine. Payment may be made in the form of cash or whole Shares or a combination thereof, either in a lump sum payment or in installments, all as the Administrator will determine.


ARTICLE 10.  PAYMENT FOR SHARE PURCHASES.

10.1.Payment. Payment for Shares purchased pursuant to this Plan may be made in cash (by check) or, where expressly approved for the Participant by the Administrator and where permitted by law:

                  (a) by cancellation of indebtedness of the Company to the Participant;

                  (b) by surrender of Shares that either (i) have been owned by the Participant for more than six months and have been paid for within the meaning of Rule 144 promulgated under the Securities Act (and, if such shares were purchased from the Company by use of a promissory note, such note has been fully paid with respect to such shares) or (ii) were obtained by Participant in the public market; (c) by tender of a full recourse promissory note having such terms as may be approved by the Administrator and bearing interest at a rate sufficient to avoid imputation of income under Sections 483 and 1274 of the Code; provided, however, that Participants who are not employees or directors of the Company will not be entitled to purchase Shares with a promissory note unless the note is adequately secured by collateral other than the Shares; (d) by waiver of compensation due or accrued to the Participant for services rendered; (e) with respect only to purchases upon exercise of an Option, and provided that a public market for the Company's stock exists, (i) through a "same day sale" commitment from the Participant and a broker-dealer that is a member of the National Association of Securities Dealers (an "NASD Dealer") whereby the Participant irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company, or (ii) through a "margin" commitment from the Participant and an NASD Dealer whereby the Participant irrevocably elects to exercise the Option and to pledge the Shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the Exercise Price directly to the Company;
                  (f) with respect only to officers, directors and employees of the Company, unless otherwise determined by the Administrator, and with respect only to purchases upon exercise of an Option, by "cashless exercise," by stating in the Exercise Notice such intention and the maximum number (the "Maximum Number") of shares of Common Stock the Participant desires to purchase (and lose the right to purchase) in consideration of cancellation of Options in payment for such exercise. The number of shares of Common Stock the Participant shall receive upon such exercise shall equal the difference between the Maximum Number and the quotient that is obtained when the product of the Maximum Number and the Exercise Price is divided by the then Fair Market Value per share; (g) by any combination of the foregoing; or (h) by any other lawful means as the Administrator, in its sole discretion, may determine.

10.2.Loan Guarantees. The Company, in its sole discretion, may assist a Participant in paying for Shares purchased under the Plan by authorizing a guarantee by the Company of a third-party loan to the Participant.

ARTICLE 11.  DEFERRAL OF COMPENSATION.

11.1.Deferral Terms. The Administrator shall determine whether or not an Award to a Participant shall be made in conjunction with deferral of such Participant's salary, bonus or other compensation, or any combination thereof, and whether or not such deferred amounts may be:

                  (a) forfeited to the Company or to other Participants, or any combination thereof, under certain circumstances (which may include, but need not be limited to, certain types of termination of employment or performance of services for the Company, any Parent, Subsidiary and Affiliate); (b) subject to increase or decrease in value based upon the attainment of or failure to attain, respectively, certain performance measures; and/or (c) credited with income equivalents (which may include, but need not be limited to, interest, dividends or other rates of return) until the date or dates of payment of such Award, if any.

ARTICLE 12.  DEFERRED PAYMENT OF AWARDS.

12.1.Deferral Terms. The Administrator may specify that the payment of all or any portion of cash, Shares, other securities or property of the Company, or any other form of payment, or any combination thereof, under an Award shall be deferred until a later date. Deferrals shall be for such periods or until the occurrence of such events, and upon such terms, as the Administrator shall determine. Deferred payments of Awards may be made by undertaking to make payment in the future based upon the performance of certain investment equivalents (which may include, but need not be limited to, government securities, Shares, other securities, property or consideration, or any combination thereof), together with such additional amounts of income equivalents (which may be compounded and may include, but need not be limited to, interest, dividends or other rates of return, or any combination thereof) as may accrue thereon until the date or dates of payment, such investment equivalents and such additional amounts of income equivalents to be determined by the Administrator.


ARTICLE 13.  AMENDMENT OR SUBSTITUTION OF AWARDS UNDER THE PLAN.

13.1.Amendments and Substitutions. The terms of any outstanding Award under the Plan may be amended from time to time by the Administrator in any manner that the Administrator deems appropriate (including, but not limited to, acceleration of the date of exercise of any Award and/or payments thereunder, or reduction of the Exercise Price of an Award); provided, however, that no such amendment shall adversely affect in a material manner any right of a Participant under such Award without the Participant's written consent. The Administrator may permit or require holders of Awards to surrender outstanding Awards as a condition precedent to the grant of new Awards under the Plan.


ARTICLE 14.  DESIGNATION OF BENEFICIARY BY PARTICIPANT.

14.1.Designation. A Participant may designate one or more beneficiaries to receive any rights and payments to which such Participant may be entitled in respect of any Award in the event of such Participant's death. Such designation shall be on a written form acceptable to and filed with the Administrator. The Administrator shall have the right to review and approve beneficiary designations. A Participant may change the Participant's beneficiary(ies) from time to time in the same manner as the original designation, unless such Participant has made an irrevocable designation. Any designation of beneficiary under the Plan (to the extent it is valid and enforceable under applicable law) shall be controlling over any other disposition, testamentary or otherwise, as determined by the Administrator. If no designated beneficiary survives the Participant and is living on the date on which any right or amount becomes payable to such Participant's beneficiary(ies), such payment will be made to the legal representatives of the Participant's estate, and the term "beneficiary" as used in the Plan shall be deemed to include such person or persons. If there is any question as to the legal right of any beneficiary to receive a distribution under the Plan, the Administrator may determine that the amount in question be paid to the legal representatives of the estate of the Participant, in which event the Company, the Administrator, the Board and the Committee and the members thereof will have no further liability to any person or entity with respect to such amount.


ARTICLE 15.  CHANGE IN CONTROL.

15.1.    Effect of a Change in Control.
         -----------------------------
         Upon any Change in Control:

          (a) each Stock Option and Stock Appreciation Right that is outstanding on the date of such Change in Control shall be exercisable in full immediately;

          (b) all restrictions with respect to Restricted Stock shall lapse immediately, and the Company's right to repurchase or forfeit any Restricted Stock outstanding on the date of such Change in Control shall thereupon terminate and the certificates representing such Restricted Stock and the related stock powers shall be promptly delivered to the Participants entitled thereto; and

          (c) all Performance Grant Award Periods for the purposes of determining the amounts of Awards of Performance Grants shall end as of the end of the calendar quarter immediately preceding the date of such Change in Control, and the amount of the Performance Grant payable shall be the portion of the maximum possible Performance Grant allocable to the portion of the Performance Grant Award Period that had elapsed and the results achieved during such portion of the Performance Grant Award Period.

15.2.Change of Control. For this purpose, a Change in Control shall be deemed to occur when and only when any of the following events first occurs:
               (a) any person who is not currently such becomes the beneficial owner, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding voting securities; or
               (b) three or more directors, whose election or nomination for election is not approved by a majority of the Incumbent Board, are elected within any single 24-month period to serve on the Board; or
               (c) members of the Incumbent Board cease to constitute a majority of the Board without approval of the remaining members of the Incumbent Board; or
               (d) any merger (other than a merger where the Company is the survivor and there is no accompanying Change in Control under clauses (a), (b) or (c) of this Section 15.2), consolidation, liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company.

         Notwithstanding the foregoing, a Change in Control shall not be deemed to occur pursuant to clause (a) of this Section 15.2 solely because 20% or more of the combined voting power of the Company's outstanding securities is acquired by one or more employee benefit plans maintained by the Company or by any other employer, the majority interest in which is held, directly or indirectly, by the Company. For purposes of this
         Article 15, the terms "person" and "beneficial owner" shall have the meaning set forth in Sections 3(a) and 13(d) of the Exchange Act, and in the regulations promulgated thereunder.

ARTICLE 16.  PLAN AMENDMENT OR SUSPENSION.

16.1.Plan Amendment or Suspension. The Plan may be amended or suspended in whole or in part at any time and from time to time by the Board, but no amendment shall be effective unless and until the same is approved by stockholders of the Company where the failure to obtain such approval would adversely affect the compliance of the Plan with Sections 162 and 422 of the Code, Rule 16b-3 and with other applicable law. No amendment of the Plan shall adversely affect in a material manner any right of any Participant with respect to any Award theretofore granted without such Participant's written consent.

ARTICLE 17.  PLAN TERMINATION.

17.1.Method of Plan Termination. The Plan shall terminate upon the earlier of the following dates or events to occur: (a) upon the adoption of a resolution of the Board terminating the Plan; or (b) September 14, 2011; provided, however, that the Board may, prior to the expiration of such ten-year period, extend the term of the Plan for an additional period of up to five years for the grant of Awards other than Incentive Stock Options.

17.2.Effect of Termination on Outstanding Awards. No termination of the Plan shall materially alter or impair any of the rights or obligations of any person, without such person's consent, under any Award theretofore granted under the Plan, except that subsequent to termination of the Plan, the Administrator may make amendments permitted under Article 13.


ARTICLE 18.  STOCKHOLDER ADOPTION.

18.1.Stockholder Approval. The Plan shall be submitted to the stockholders of the Company for their approval and adoption by written consent on or before November 1, 2001.

18.2.Effectiveness of Plan Prior to Stockholder Approval. The Plan shall be effective upon approval by the Board; provided that no Shares shall be issued in excess of 20% of the shares of Common Stock outstanding as of the date of issuance and no Incentive Stock Options shall be issued unless and until the Plan has been approved by the stockholders of the Company as provided in Section 18.1.

ARTICLE 19.  TRANSFERABILITY.

19.1.Transferability. Except as may be approved by the Administrator where such approval shall not adversely affect compliance of the Plan with Sections 162 and 422 of the Code and/or Rule 16b-3, a Participant's rights and interest under the Plan may not be assigned or transferred, hypothecated or encumbered in whole or in part either directly or by operation of law or otherwise (except in the event of a Participant's death) including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy or in any other manner; provided, however, that any Option or similar right (including, but not limited to, a Stock Appreciation Right) offered pursuant to the Plan shall not be transferable other than by will or the laws of descent or pursuant to a domestic relations order and shall be exercisable during the Participant's lifetime only by such Participant or such person receiving such option pursuant to a domestic relations order.

ARTICLE 20.  PRIVILEGES OF STOCK OWNERSHIP; RESTRICTIONS ON SHARES.

20.1.Voting and Dividends. No Participant will have any of the rights of a stockholder with respect to any Shares subject to or issued pursuant to the Plan until such Shares are issued to the Participant. After Shares are issued to the Participant, the Participant will be a stockholder and have all the rights of a stockholder with respect to such Shares, including the right to vote and receive all dividends or other distributions made or paid with respect to such Shares; provided, however, that if such Shares are Restricted Stock, then any new, additional or different securities the Participant may become entitled to receive with respect to such Shares by virtue of a stock dividend, stock split or any other change in the corporate or capital structure of the Company will be subject to the same restrictions as the Restricted Stock; provided, further, that the Participant will have no right to retain such stock dividends or stock distributions with respect to Restricted Stock that is repurchased at the Participant's Exercise Price in accordance with an Award Agreement with respect to such Restricted Stock.

20.2.Financial Statements. The Company will provide financial statements to each Participant prior to such Participant's purchase of Shares under the Plan, and to each Participant annually during the period such Participant has Awards outstanding; provided, however, the Company will not be required to provide such financial statements to Participants whose services in connection with the Company assure them access to equivalent information.

20.3.Restrictions on Shares. At the discretion of the Administrator, the Company may reserve to itself and/or its assignee(s) in the Award Agreement a right to repurchase a portion of or all Shares issued pursuant to such Award Agreement and held by a Participant following such Participant's Termination at any time within 90 days after the later of Participant's Termination Date or the date Participant purchases Shares under the Plan, for cash and/or cancellation of purchase money indebtedness, at the Participant's Exercise Price or such other price as the Administrator may determine at the time of the grant of the Award.


ARTICLE 21.  CERTIFICATES.

21.1.Legal Restrictions; Stock Legends. All Shares or other securities delivered under this Plan will be subject to such stock transfer orders, legends and other restrictions as the Administrator may deem necessary or advisable, including restrictions under any applicable federal, state or foreign securities law, or any rules, regulations and other requirements promulgated under such laws or any stock exchange or automated quotation system upon which the Shares may be listed or quoted and each stock certificate evidencing such Shares and other certificates shall be appropriately legended.

ARTICLE 22.  ESCROW; PLEDGE OF SHARES.

22.1 Deposit of Shares; Escrow. To enforce any restrictions on a Participant's Shares, the Committee may require the Participant to deposit all stock certificates evidencing Shares, together with stock powers or other instruments of transfer approved by the Administrator, appropriately endorsed in blank, with the Company or an agent designated by the Company to hold in escrow until such restrictions have lapsed or terminated, and the Administrator may cause a legend or legends referencing such restrictions to be placed on the certificates. Any Participant who is permitted to execute a promissory note as partial or full consideration for the purchase of Shares under the Plan will be required to pledge and deposit with the Company all or part of the Shares so purchased as collateral to secure the payment of Participant's obligation to the Company under the promissory note; provided, however, that the Administrator may require or accept other or additional forms of collateral to secure the payment of such obligation and, in any event, the Company will have full recourse against the Participant under the promissory note notwithstanding any pledge of the Participant's Shares or other collateral. In connection with any pledge of the Shares, Participant will be required to execute and deliver a written pledge agreement in such form as the Administrator will from time to time approve. The Shares purchased with the promissory note may be released from the pledge on a pro rata basis as the promissory note is paid.


ARTICLE 23.  EXCHANGE AND BUYOUT OF AWARDS.

23.1.Exchange. The Administrator may, at any time or from time to time, authorize the Company, with the consent of the respective Participants, to issue new Awards in exchange for the surrender and cancellation of any or all outstanding Awards.

23.2 Buyout of Awards. The Administrator may, at any time or from time to time, authorize the Company to buy from a Participant an Award previously granted with payment in cash, Shares (including Restricted Stock) or other consideration, based on such terms and conditions as the Administrator and the Participant may agree.


ARTICLE 24.  SECURITIES LAW AND OTHER REGULATORY COMPLIANCE.

24.1.Compliance with Applicable Laws. An Award will not be effective unless such Award is made in compliance with all applicable federal and state securities laws, rules and regulations of any governmental body, and the requirements of any stock exchange or automated quotation system upon which the Shares may then be listed or quoted, as they are in effect on the date of grant of the Award and also on the date of exercise or other issuance. Notwithstanding any other provision in this Plan, the Company will have no obligation to issue or deliver stock certificates for Shares under this Plan prior to:

     (a)   obtaining  any  approvals   from   governmental   agencies  that  the
     Administrator determines are necessary or advisable; and/or

     (b) completion of any registration or other qualification of such Shares under any state or federal law or ruling of any governmental body that the Administrator determines to be necessary or advisable.

24.2.No Obligation to Register Shares or Awards. The Company will be under no obligation to register the Shares under the Securities Act or to effect compliance with the registration, qualification or listing requirements of any state securities laws, stock exchange or automated quotation system, and the Company will have no liability for any inability or failure to do so.


ARTICLE 25.  NO OBLIGATION TO EMPLOY.

25.1.No Right to Employment or Continuation of Relationship. Nothing in this
     Plan or any Award granted under the Plan will confer or be deemed to confer on any Participant any right to continue in the employ of, or to continue any other relationship with, the Company or any Parent, Subsidiary or Affiliate of the Company or limit in any way the right of the Company or any Parent, Subsidiary or Affiliate of the Company to terminate Participant's employment or other relationship at any time, with or without cause.

ARTICLE 26.  NONEXCLUSIVITY OF THE PLAN.

26.1.Neither the adoption of the Plan by the Board, the submission of the Plan to the stockholders of the Company for approval, nor any provision of this Plan will be construed as creating any limitations on the power of the Board or the Committee to adopt such additional compensation arrangements as the Board may deem desirable, including, without limitation, the granting of stock options and bonuses otherwise than under the Plan, and such arrangements may be either generally applicable or applicable only in specific cases.

ARTICLE 27.  MISCELLANEOUS PROVISIONS.

27.1.No Rights Unless Specifically Granted. No employee or other person shall have any claim or right to be granted an Award under the Plan under any contract, agreement or otherwise. Determinations made by the Administrator under the Plan need not be uniform and may be made selectively among Eligible Participants under the Plan, whether or not such Eligible Participants are similarly situated.

27.2.No Rights Until Written Evidence Delivered. No Participant or other person shall have any right with respect to the Plan, the Shares reserved for issuance under the Plan or in any Award, contingent or otherwise, until written evidence of the Award, in the form of an Award Agreement, shall have been delivered to the recipient and all the terms, conditions and provisions of the Plan and the Award applicable to such recipient (and each person claiming under or through such recipient) have been met.

27.3 Compliance with Applicable Law. No Shares, other Company securities or property, other securities or property, or other forms of payment shall be issued hereunder with respect to any Award unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal, state, local and foreign legal, securities exchange and other applicable requirements.

27.4 Compliance with Rule 16b-3. It is the intent of the Company that the Plan comply in all respects with Rule 16b-3 under the Exchange Act, that any ambiguities or inconsistencies in construction of the Plan be interpreted to give effect to such intention and that if any provision of the Plan is found not to be in compliance with Rule 16b-3, such provision shall be deemed null and void to the extent required to permit the Plan to comply with Rule 16b-3.

27.5.Right to Withhold Payments. The Company and any Parent, Subsidiary and
     Affiliate of the Company shall have the right to deduct from any payment made under the Plan, any federal, state, local or foreign income or other taxes required by law to be withheld with respect to such payment. It shall be a condition to the obligation of the Company to issue Shares, other securities or property of the Company, other securities or property, or other forms of payment, or any combination thereof, upon exercise, settlement or payment of any Award under the Plan, that the Participant (or any beneficiary or person entitled to act) pay to the Company, upon its demand, such amount as may be requested by the Company for the purpose of satisfying any liability to withhold federal, state, local or foreign income or other taxes. If the amount requested is not paid, the Company may refuse to issue Shares, other securities or property of the Company, other securities or property, or other forms of payment, or any combination thereof. Notwithstanding anything in the Plan to the contrary, the Administrator may permit an Eligible Participant (or any beneficiary or person entitled to act) to elect to pay a portion or all of the amount requested by the Company for such taxes with respect to such Award, at such time and in such manner as the Administrator shall deem to be appropriate, including, but not limited to, by authorizing the Company to withhold, or agreeing to surrender to the Company on or about the date such tax liability is determinable, Shares, other securities or property of the Company, other securities or property, or other forms of payment, or any combination thereof, owned by such person or a portion of such forms of payment that would otherwise be distributed, or have been distributed, as the case may be, pursuant to such Award to such person, having a fair market value equal to the amount of such taxes.

27.6.Expenses of Administration. The expenses of the Plan shall be borne by the Company. However, if an Award is made to an individual employed by or performing services for a Parent, Subsidiary or Affiliate of the Company:

          (a) if such Award results in payment of cash to the Participant, such Parent, Subsidiary or Affiliate shall pay to the Company an amount equal to such cash payment unless the Administrator shall otherwise determine;
          (b) if the Award results in the issuance by the Company to the Participant of Shares, other securities or property of the Company, other securities or property, or other forms of payment, or any combination thereof, such Parent, Subsidiary or Affiliate of the Company shall, unless the Administrator shall otherwise determine, pay to the Company an amount equal to the fair market value thereof, as determined by the Administrator, on the date such Shares, other securities or property of the Company, other securities or property, or other forms of payment, or any combination thereof, are issued (or, in the case of the issuance of Restricted Stock or of Shares, other securities or property of the Company, or other securities or property, or other forms of payment subject to transfer and forfeiture conditions, equal to the fair market value thereof on the date on which they are no longer subject to such applicable restrictions), minus the amount, if any, received by the Company in respect of the purchase of such Shares, other securities or property of the Company, other securities or property or other forms of payment, or any combination thereof, all as the Administrator shall determine; and
          (c) the foregoing obligations of any such Parent, Subsidiary or Affiliate of the Company shall survive and remain in effect and binding on such entity even if its status as a Parent, Subsidiary or Affiliate of the Company should subsequently cease, except as otherwise agreed by the Company and such Parent, Subsidiary or Affiliate.

27.7.Unfunded Plan. The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any Award under the Plan, and rights to the payment of Awards shall be no greater than the rights of the Company's general creditors.

27.8.Acceptance of Award Deemed Consent. By accepting any Award or other benefit under the Plan, each Participant and each person claiming under or through such Participant shall be conclusively deemed to have indicated such Participant's (or other person's) acceptance and ratification of, and consent to, any action taken by the Company, Administrator, Board or Committee or their respective delegates under the Plan.

27.9.Fair Market Value Determined By the Administrator. Fair market value in relation to other securities or property of the Company, other securities or property or other forms of payment of Awards under the Plan, or any combination thereof, as of any specific time, shall mean such value as determined by the Administrator in accordance with the Plan and applicable law.

27.10. Use of Terms. For the purposes of the Plan, in the use of any term, the singular includes the plural and the plural includes the singular wherever appropriate.

27.11. Filing of Reports. The appropriate officers of the Company shall cause to be filed any reports, returns or other information regarding Awards hereunder or any Shares issued pursuant hereto as may be required by
     Section 13 or 15(d) of the Exchange Act (or any successor provision) or any other applicable statute, rule or regulation.

27.12. Validity; Construction; Interpretation. The validity, construction, interpretation, administration and effect of the Plan, and of its rules and regulations, and rights relating to the Plan and Award Agreements and to Awards granted under the Plan, shall be governed by the substantive laws, but not the choice of law rules, of the State of Nevada.