Form 10QSB/A
period 2001-09-30
JUNIPER GROUP INC
filed 2002-02-08
CIK 864921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A


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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                    September        December
       ASSETS                                        30, 2001         31, 2000
                                                    ---------        ---------
                                                   (Unaudited)       (Audited)
Current Assets
  Cash ............................................ $    12,270     $       949
  Accounts receivable - trade .....................     273,896         229,962
  Prepaid expenses and other current assets .......     333,062         321,141
                                                    -----------     -----------
    Total current assets ..........................     619,228         552,052
  Film licenses ...................................   2,483,987       2,597,386
  Property and equipment net of accumulated .......
    depreciation of $206,148 and $146,187
    respectively ..................................     220,242         267,899
  Investment in NetDIVE, Inc. .....................     200,000         200,000
  Goodwill ........................................     243,347         346,069
  Other assets ....................................       8,923           4,852
                                                    -----------     -----------
                                                    $ 3,775,727     $ 3,968,258
                                                    ===========     ===========
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ........... $   971,511     $   956,002
  Notes payable - current .........................     401,158         145,976
  Due to officer ..................................      72,583          40,684
  Due to shareholders .............................       7,000           7,000
                                                    -----------     -----------
    Total current liabilities .....................   1,452,252       1,149,662
  Due to producers - long term ....................         911          12,186
  Notes payable - long term .......................      22,590         100,000
                                                    -----------     -----------
    Total liabilities ............................    1,475,753       1,261,848
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  29,057 and 34,817 shares issued and outstanding
  at September 30, 2001 and December 31, 2000,
  respectively: aggregate liquidation preference,
  $58,114 and $69,634 at September 30, 2001, and
  December 31, 2000, respectively .................       2,906           3,482
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 4,711,821 and 1,386,811 issued and
  outstanding at September 30, 2001 and December
  31, 2000, respectively ..........................       4,712           1,387
 Capital contributions in excess of par:
  Attributed to preferred stock ...................      25,904          31,039
  Attributed to common stock ......................  14,295,824      12,883,287
 Retained earnings (deficit)....................... (11,924,372)    (10,212,785)
                                                    -----------    ------------
                                                      2,404,974       2,706,410
Less: Note for Subscription receivable ............    (105,000)           -___
                                                    -----------    ------------
Total shareholders' equity ......................     2,299,974       2,706,410
                                                    -----------    ------------
                                                    $ 3,775,727     $ 3,968,258
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
                                                ==========           ==========















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                        Nine Months Ended
                                                September 30,      September 30,
                                                     2001              2000
                                                ------------       ------------


Revenues:
  Healthcare ..................................  $    19,232         $  471,277
  Entertainment and Technology Services........      184,133            238,331
                                                 -----------         ----------
                                                     203,365            709,608
                                                 -----------         ----------

Operating Costs
  Healthcare ..................................       16,807             58,837
  Entertainment and Technology Services........      154,812            189,901
  Selling, general and administrative expenses.    1,479,432          1,135,334
Revaluation of film licenses ..................      113,400               -
Revaluation of investment in NCI.. ............       97,347               -
Settlement expenses ...........................       53,154               -
                                                 -----------         ----------
                                                   1,914,952          1,384,072
                                                 -----------         ----------

Net income (loss) .............................  $(1,711,587)        $ (674,464)
                                                 ===========         ==========
Weighted average number of shares outstanding..    2,563,829            784,762
                                                 ===========         ==========
Per share data:
Basic and diluted net income (loss)............  $     (0.67)        $    (0.87)
                                                 ===========          =========














               See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                  September 30,    September 30,
                                                      2001             2000
                                                  ------------     -------------
Operating Activities:
Net income (loss)...............................   $(1,711,586)      $ (674,464)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........        62,804           25,960
  Payment of employees' compensation with equity       128,271           30,705
  Allowance for doubtful accounts ..............        13,013             -
  Payment of expenses with equity ..............       173,123          231,157
  Revaluation of film licenses .................       113,400             -
  Revaluation of investment in NCI .............        97,347             -
  Settlement expense ...........................        53,154             -
Changes in assets and liabilities:
  Accounts receivable ..........................       (56,947)        (149,767)
  Prepaid expenses and other current assets ....       (11,921)          65,216
  Other assets .................................           116            3,778
  Due to/from officers and shareholders ........        31,899           94,762
  Due from affiliates ..........................        (4,187)            (566)
  Accounts payable and accrued expenses ........        70,072           10,358
                                                   -----------       ----------
    Net cash provided from (used for) operating
    activities .................................    (1,041,442)        (362,861)
                                                   -----------
Investing activities:
  Development of software ......................          -            (117,248)
  Sale (purchase) of equipment .................      (114,772)         (59,226)
                                                   -----------       ----------
  Net cash provided from (used for) investing
    activities .................................      (114,772)        (176,474)
                                                   -----------       ----------
Financing activities:
  Reduction in borrowings ......................       (20,629)         (25,000)
  Proceeds from borrowings .....................       541,682           32,120
  Payments to and on behalf of producers .......       (11,275)             228
  Initial capitalization of CDA ................          -               7,100
  Proceeds from private placements .............       657,757          528,500
                                                   -----------       ----------
  Net cash provided from (used for) financing
    activities .................................     1,167,535          542,948
                                                   -----------       ----------
  Net increase (decrease) in cash ..............        11,321            3,613
  Cash at beginning of period ..................           949            3,290
                                                   -----------       ----------
  Cash at end of period ........................   $    12,270       $    6,903
                                                   ===========       ==========
Supplemental cash flow information:
  Interest paid ................................   $     4,876       $      365
                                                   ===========       ----------



                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                              Preferred Stock                            Common Stock
                                         ---------------------------              --------------------------
                                               Capital                          Capital
                                             Contributions                    Contributions    Retained
                                 Par Value     in Excess       Par Value       in Excess       Earnings
                                  at $.10        of Par         at $.001         of Par        (Deficit)       Total
                                 ---------   --------------    -----------    -------------   ----------    ------------

Balance, December 31, 2000      $    3,482     $   31,039      $    1,387     $12,883,287     $(10,212,785)  $  2,706,410

Shares issued as compensation
  to employees ..............                                         693         127,578                         128,271

Shares issued as payment of
various liabilities .........                                         455         345,295                         345,750

Shares issued as payment for
various expenses............                                          377         172,746                         173,123

Shares issued in private
placements..................                                        1,317         656,690                         658,007

Shares issued upon exercise
of stock options............                                          441         104,559                         105,000

Conversion of preferred stock
to common stock..............         (576)         (5,135)            42           5,669                           -

Net (loss) for the nine
months ended September 30,                                                                     (1,711,587)     (1,711,587)
2001 ........................

                                -----------    ------------    ----------     -----------    ------------    ------------
Balance, September 30, 2001       $  2,906       $  25,904       $  4,712     $14,295,824    $(11,924,372)    $ 2,404,974
                                ===========    ============    ==========     ===========    ============    ============






















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

     JINI commenced two new contracts during the fourth quarter. The first award was with Comcast Cable Communications (Comcast), for an expansion of JINI's broadband cable-modem installation services in Bucks County, PA to include the territory recently acquired by Comcast from AT&T.

     The second contract was with Network Access Solutions (NAS) of Reston, Virginia. This contract names JINI as NAS' exclusive Tier One contractor for expanded provision of DSL broadband connectivity to NAS customers in the Northeastern U.S.

     Our Comcast contract is expected to generate approximately $500,000 in revenue over the next year. The NAS contract is expected to generate approximately $1,400,000 in NAS revenue over the next year. No assurance can be given that these revenue expectations will be achieved or that these contracts will be profitable.

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

Three Months Ended  September 30, 2001 Vs Three Months Ended  September 30, 2000
--------------------------------------------------------------------------------
Revenues:

     The decrease in revenue during the third quarter of 2001 was predominantly attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through November 2001, the Company predominantly focused on JINI. As a result, our non-JINI operations recognized a significant reduction in activity.

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

     During the first nine months of calendar 2001, the Company has raised greater than $755,000 from the sale of its common stock or the issuance of convertible debentures in private transactions, and as of November 9, 2001, all except $100,000 of the outstanding Debentures had been converted to equity. As of November 9, 2001, the Company has $100,000 principal amount of Debentures outstanding. The Company's Debenture accrues interest at 18% rates, and matures on December 19, 2002. The Company currently does not have any bank lines of credit.

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

Item  2.  Changes  in  Securities

     Unregistered Shares of Common Stock, $0.001 par value, issued in the third quarter of 2001 were as follows:

                            No.
Date         Purchaser   of Shares       Consideration                     Exemption
-----------  ---------   ----------     -----------------------------     ----------

7/1-9/30/01  Consultants  109,920       Consultants accepted common
                                        stock in lieu of cash payments of
                                        $44,250.                              4(2)

7/1-9/13/01  Employees    578,230       Employees accepted payment of
                                        compensation in common stock in
                                        lieu of cash payments of $57,052      4(2)

7/30-9/30/01 Private
             Holders      876,691       Satisfaction of indebtedness of       4(2)
                                        $409,861.

7/31-9/13/01 Vendors      175,000       Vendors accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $62,988                            4(2)
7/1-7/31/01  Private
             Holders       42,480       Shares issued in exchange for
                                        conversion of the Company's
                                        Preferred Stock                       4(2)
9/6/01       Private
             Holders      150,000       Exercise of options in exchange
                                        for promissory note for $105,000      4(2)

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



                                            JUNIPER GROUP, INC.
                                            --------------------------
                                           (Registrant)

Date: February 7, 2002                     By:/s/ Vlado P. Hreljanovic
                                           ------------------------
                                            Vlado P. Hreljanovic
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Acting
                                            Chief Financial Officer

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

1.       General Terms.
         -------------

1.1 Limitation of Liability. IN NO EVENT SHALL EITHER PARTY HAVE ANY LIABILITY TO THE OTHER OR TO ANY THIRD PARTY FOR ANY INDIRECT, INCIDENTAL, CONSEQUENTIAL, PUNITIVE OR SPECIAL DAMAGES WHATSOEVER (INCLUDING WITHOUT LIMITATION ANY DAMAGES CLAIMED FOR LOSS OF INCOME, REVENUE, OR PROFITS OR FOR LOSS OF GOOD WILL) ARISING FROM OR RELATED TO THIS AGREEMENT. IN ANY EVENT, ANY PARTY'S TOTAL, AGGREGATE LIABILITY TO THE OTHER FOR ANY REASON AND UPON ANY CAUSE OF ACTION SHALL BE LIMITED TO DIRECT DAMAGES, UP TO THE AMOUNT OF FEES PAID BY SUCH PARTY TO THE OTHER DURING THE SIX MONTHS IMMEDIATELY PRECEDING THE DATE ON WHICH THE CAUSE OF ACTION OCCURRED. THE FOREGOING LIMITATIONS APPLY TO ALL CAUSES OF ACTION IN THE AGGREGATE, INCLUDING WITHOUT LIMITATION TO BREACH OF CONTRACT, BREACH OF WARRANTY, STRICT LIABILITY, PERSONAL INJURY, MISREPRESENTATIONS, AND OTHER TORTS.8.1

1.1 Force Majeure. Neither party shall be liable for any failure of performance or equipment due to causes beyond its control, including but not limited to: acts of God, fire, flood or other catastrophes, any law, order, regulation, direction, action, or request of the United States Government, or of any other government, including state and local governments having or claiming jurisdiction over such party, or of any department, agency commission, bureau, corporation, or other instrumentality of any one or more of these federal, state, or local governments, or any civil or military authority, national emergencies, insurrections, riots, wars, unavailability of rights-of-way or materials, product constraints by manufacturers, or strikes, lock-outs, work stoppages, or other labor difficulties.8.2

1.1 Assignment or Transfer. Neither party may assign this Agreement or any of its rights or obligations hereunder (including without limitation rights and duties of performance) to any third party or entity, and this Agreement may not be involuntarily assigned or assigned by operation of law, without the prior written consent of the non-assigning party, such consent not to be unreasonably withheld; provided, however, that no consent shall be required in the event of an assignment by either party as a result of a merger, reorganization, consolidation, sale of a majority of the assigning party's voting stock or a sale of substantially all of the assigning party's assets.8.3

1.1 Notices. Any notice from one of the parties to the other shall be deemed properly given when delivered if delivered in person, or when sent if via facsimile or e-mail (upon delivery of such party's e-mail address to the other party), or the next day if by overnight courier, or three days after deposit if by U.S. Postal Service, to the address listed in the first paragraph of this Agreement, or such other address as each party may provide to the other, from time to time. 8.4

1.1 Headings. The titles and headings of the various sections and paragraphs in this Agreement are intended solely for convenience of reference and are not intended for any other purpose whatsoever or to explain, modify, or place any construction on any of the provisions of this Agreement.8.5

1.1 Indemnification. Except for gross negligence or willful misconduct of the employees or authorized agents of a party, each party shall indemnify, defend and hold the other harmless from claims, losses, damage, expense (including reasonable attorneys' fees and court costs) or liability (including claims relating to services and products for patent infringement) arising from any claims made by a third party caused by the gross negligence or willful misconduct of the employees or authorized agents of the other party.8.6

1.1 Separate Identity. Nothing in this Agreement is intended to create, or shall be construed as creating, a joint venture, partnership, or agency, or taxable entity between the parties, or any right to pledge the other's credit, it being understood that the parties are independent contractors.8.7

1.1 Non-solicitation. Except as otherwise agreed to in writing, during the period that this Agreement is in effect and for one year thereafter, the parties shall not in any way, directly or indirectly:
           (i) solicit or make any statement or do any act intended to cause any customer of the other party to make use of or obtain from any person or business, services or goods which are similar or related to those offered by the non-breaching party; or (ii) actively recruit or otherwise induce the non-breaching party's employees to accept a position with the other party; provided, however, that this clause shall not restrict the right of either party to solicit generally in the media either for customers or personnel, nor to restrict employees of either party from pursuing, on their own initiative, employment opportunities with the other party. The parties agree that, independent of any remedies at law or in equity available to the non-breaching party, a violation of this clause will result in liquidated damages payable to the non-breaching party equivalent to the previous six months of: (i) the subject customer's recurring and non-recurring revenue; or (ii) the subject employee's salary.8.8

1.1 Waiver of Performance. Only a written waiver signed by a duly authorized officer of the party for whose benefit such obligation was to be performed may waive performance of any obligation required of a party hereunder. The other party shall in no way construe any waiver as a waiver of any subsequent breach of this Agreement.8.9

1.1 Severability of Provisions. If any provision of this Agreement is found void, invalid or unenforceable, it shall not affect the validity of the balance of this Agreement, which shall remain valid and enforceable according to its terms.8.10

1.1 Governing Law; Disputes Procedure. This Agreement shall be governed by and interpreted in accordance with the laws of the Commonwealth of Virginia, without reference to the conflicts of laws provisions thereof. Nothing in this Agreement shall be construed against either party as the drafter or originator thereof. Any and all claims, controversies or disputes arising out of or in connection with this Agreement shall be resolved in accordance with this Section and shall be arbitrated pursuant to the Commercial Rules of the American Arbitration Association, before a single arbitrator. Said arbitrator shall apply Virginia law unless the issue relates to Federal procurement regulations or statutes and in such case said arbitrator shall apply Federal procurement law as interpreted by the United States Boards of Contract Appeals and the United States Court of Federal Claims. Any such arbitration shall be held in the Washington, D.C. metropolitan area. The arbitrator's resolution of the dispute shall be final and binding upon the parties. Judgment upon an award rendered by the arbitrator may be entered in any court of competent jurisdiction. Pending the final resolution of any dispute under this Section, both parties shall diligently proceed to perform this Agreement. Both parties' obligations under this Section survive termination or expiration of this Agreement. The prevailing party in any action shall be entitled to recover its costs and attorneys' fees.8.11

1.1 Amendment. No supplement, modification, or amendment of this Agreement shall be binding, unless executed in writing by a duly authorized representative of each party to this Agreement.8.12

1.1 Entire Understanding. The parties have read this Agreement and agree to be bound by its terms, and further agree that it, together with all Forms, Schedules, Exhibits and Attachments referenced herein and attached hereto (the terms of which are incorporated herein by this reference), constitutes the complete and entire agreement of the parties and supersedes all and merges all previous communications, oral or written, and all other communications between them relating to the subject matter hereof. Except for changes in rates and to the extent required by applicable law, no change, modification or waiver of any of the terms of this Agreement shall be binding unless reduced to writing and signed by authorized representatives of both parties.

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

2.  Independent Contractor

Contractor shall furnish all labor, transportation, tools and equipment necessary to perform the Work. It is specifically contemplated and agreed between the parties hereto that the Contractor shall perform the Work as an independent contractor as that term is legally defined. Other than as may be otherwise provided herein, Contractor alone shall hire, fire, direct, supervise and pay its employees and shall be wholly and solely responsible for all federal and state income taxes, withholding taxes, Social Security taxes, workers' compensation, insurance, employee benefits and the like.

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



4.  Employees of Contractor

4.1 Contractor will, at all times, conduct its operations in such a manner that its actions will not jeopardize Owner's relations with the community. Contractor will employ only such employees as Owner deems competent and upon request of Owner will dismiss such employees as Owner may deem incompetent. Competence for performance shall include, but not be limited to, technical skills and customer relations. Contractor shall have a competent supervisor, who may be contacted at all times, who is acceptable to Owner and who shall have authority to act for Contractor in all matters pertaining to this Agreement. Contractor shall give the job such personal supervision as is deemed necessary by Owner to insure that all work is properly prepared and carried out in accordance with Owner's specifications and schedules and to insure a good and workmanlike job.

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

4.4 To the extend Contractor employs others it agrees to comply with the EEO provisions of the Cable Communications Policy Act of 1984 and the Owner's EEO Program which require contractors to seek the broadest recruitment base in order that a representative cross section of employees might be obtained. It is the Owner's policy to afford equal employment opportunity to qualified individuals regardless of their race, color, religion, gender, national origin, marital status, age, non-disqualifying physical or mental handicap, or who are disabled veterans or veterans of the Vietnam War, and to conform to applicable laws and regulations.

4.5 Contractor acknowledges that it has been provided with the Owner's Alcohol and Drug Free Policy ("Alcohol/Drug Policy"). Contractor agrees to comply, and to cause its employees, subcontractors and subcontractor's employees to comply with provisions of the Alcohol/Drug Policy.

                  The following constitute violations of the Alcohol/Drug
Policy:

(a) The possession, distribution 9selling or otherwise), manufacture or use of any illicit drugs while on Company premises, in Company vehicles or while on Company time.

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

 5. Schedule

         Time is of the essence with respect to the Contractor's performance of its obligations pursuant to this Agreement. Contractor shall commence work within seven (7) days after a notice to commence is given by Owner and shall thereafter diligently prosecute the Work in accordance with the schedule for completion set forth in Exhibit A hereto. If, in the opinion of Owner, in order to maintain the schedule for completion set forth in Exhibit A it becomes necessary for Contractor to work after regular working hours and/or increase the size of its work force, Contractor shall take such steps without additional cost to Owner, or Owner at its option, may hire such additional personnel as it deems necessary under the circumstances and all costs and expenses associated therewith shall be reimbursed by Contractor.

6.  Payment

6.1 Owner shall pay Contractor for the work agreed to be performed hereunder at the rates set forth in Schedule B. These rates exclude state and local sales taxes, which Owner shall pay directly, unless Schedule B indicates that the rates are inclusive of taxes in which case Contractor shall be responsible for paying all applicable taxes to the taxing authorities.

         Payments shall be made upon receipt of proper invoices for work completed in accordance with this Agreement and the Exhibits attached hereto. Owner shall pay Contractor within forth-five (45) days after receipt and acceptance of said invoices. Owner may retain an amount not exceeding 10% of any invoice to insure the proper and timely completion of all Work, including all clean up. Upon completion of the Work, including clean up, Contractor shall notify Owner in writing and render a final invoice containing a certificate of completion. Owner shall have forty-five (45) days from receipt of said notice to inspect the completed Work. If defects are reported by Owner, final payment shall be made within forty-five (45) days after the date Owner notifies Contractor in writing that it has accepted the Work and Contractor's certificate of completion. Contractor shall not be entitled to any payment for Work which is not in compliance with any of the specifications attached as an Exhibit to this Agreement or for work performed pursuant to the warranty of Contractor set forth in paragraph 9 hereof.

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

7.  Force Majeure

         If the performance by Contractor or Owner of any of the provisions of this Agreement shall be delayed or prevented by governmental order or decree, riot, fire, flood, acts of God (excepting foreseeable weather conditions) or by any other cause beyond the control of Contractor, then the time for completion shall be extended until such cause is removed. Owner may terminate this Agreement if Contractor's performance hereunder is delayed by any such cause for more than two weeks.

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

9.2 It is the specific intention of the parties hereto that Contractor's warranty shall extend only to Work performed by Contractor and its subcontractors. There is not intention for Contractor to warrant the quality of materials or equipment supplied by Owner.

9.3 Contractor warrants and represents that it is familiar with the proposed procedures and methods of performing the Work, that it is experienced in performing such work and has available sufficient personnel and equipment to perform the Work in an efficient and timely manner.

9.4 Contractor represents and warrants that it has inspected and is familiar with the construction area and the construction procedures and methods required by Owner, has reviewed the proposed Work, Worksite and the Specifications and is familiar with, and understands their requirements. No damages or additional compensation shall be paid to Contractor for additional costs caused by obstructions or conditions that would have been reasonably discoverable by an on-the-job survey or on-site inspection of the construction area in advance of the execution of this Agreement or which might commonly be expected to exist in the construction area. The price or prices stated in Exhibit B shall be deemed to have been based on information derived from such an actual survey or inspection of the construction area and upon knowledge of conditions existing in the construction area.

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


10.2 Contractor shall perform Work for which there is no price included in this Agreement whenever it is deemed necessary or desirable by Owner to complete the project satisfactorily, and such extra Work shall be performed in accordance with the Specifications and as directed by Owner's representative, provided, however, that before any extra Work is begun, a written order from Owner's representative shall be given to the Contractor. No extra Work will be paid for unless ordered in writing by Owner.

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

12.      Default by Contractor

         If the Contractor shall fail to begin or to prosecute the Work in a timely manner under this Agreement; or shall fail to perform the Work with sufficient workman; or shall perform the Work unsatisfactorily; or shall neglect or refuse to remove materials; or performs the Work in such a manner as to cause it to be defective or unsuitable; or shall discontinue the prosecution of the Work without proper cause; or shall become insolvent or be declared bankrupt; or shall commit any act of bankruptcy or insolvency; or shall make an assignment for the benefit of creditors; or shall fail to comply with any provision of this Agreement or the Exhibits attached hereto; or for any other reason, shall not carry on the Work in an acceptable manner, then Owner's representative shall advise the Contractor of such default, and direct the Contractor to correct it. If the Contractor shall not correct such default within seven (7) days after receipt of such notice, Owner may upon written certification from Owner's representative reciting the fact of such default and the failure of the Contractor to comply with the directions given in such notice, take the prosecution of the Work out of the hands of the Contractor, use any raw materials or equipment on the job site or in storage as may be suitable and acceptable, enter into agreement with another contractor for the completion of the project, or take such other reasonable actions as in the opinion of Owner shall be required for the completion of the Work. All damages and costs incurred by Owner, together with all costs of completing the Work under the contract, shall be deducted from any monies due or which may be coming to the Contractor. In the event that the expenses so incurred by Owner shall be less than the sum which would have been payable under the contract if the Work had been completed by the Contractor, the Contractor shall be entitled to receive the difference. In the event such expense shall exceed the sum which would have been payable under the contract, the Contractor shall be liable and shall pay to Owner the full amount of such expense within ten (10) days following receipt of written notice from Owner of such excess.

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

14.      Insurance

14.1 Contractor and, unless otherwise specified by Owner in writing, each of Contractor's subcontractors, shall obtain and maintain throughout the term of this Agreement insurance with coverage and limits as follows:

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

(d)      Umbrella Excess Liability:
         -------------------------
         Coverage in an amount no less than One Million Dollars ($1,000,000).


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

16.      Protection of Property; Cleaning Up and Restoration

              Contractor shall properly protect the equipment and the property where all work is to be done and Contractor shall take all necessary precautions for the safety of the employees on the job site. Contractor shall at all times keep all premises and premises adjoining where it is performing Work, driveways and streets clear or rubbish caused by Contractor's operation, and at completion of the Work shall remove all its tools, equipment, temporary work and surplus materials. In all events the job site shall be left clean and restored to the condition prior to the commencement of construction. If Contractor does not attend to such cleaning or restoration immediately upon request, Owner may cause such cleansing or restoration to be done by others and charge the costs of same to Contractor.

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

17.3 This Agreement shall be binding upon the heirs, executors, successors, administrators and assigns of the parties hereto. This Agreement may be assigned by Contractor, in whole, or in part, voluntarily or by operation of law, without the prior written consent of Owner. Owner may terminate this Agreement upon any transfer of the ownership of the business or substantially all of the assets of the Contractor.

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

                            ATTENTION; Celio DaCosta


                  and one copy to:

or such other address as either party may specify.

17.5 Contractor understands and hereby agrees that the laws of the State of Pennsylvania shall, to the extent legally permissible, govern the Work to be performed hereunder and the provisions of this Agreement.

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

Juniper Internet Communications ("CONTRACTOR")
-------------------------------

BY:      /s/ Alan A. Andrus            Date: April 19, 2001
         ------------------
              Alan R. Andrus

Title:    President
         -------------

Attest:  /s/ Mark M. Walker
         ------------------
Comcast Cablevision of Bucks County ("OWNER")
------------------------------------


BY:      /s/ Edward Pardini            Date: April 30, 2001
         ------------------
         Edward Pardini

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

