Form 10KSB
period 2001-12-31
JUNIPER GROUP INC
filed 2002-04-11
CIK 864921

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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


                         111 Great Neck Road, Suite 604,
                           Great Neck, New York 11021
-------------------------------------------------------------------------------
               (address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, including area code: (516) 829-4670
-------------------------------------------------------------------------------

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year. - $432,774

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,848,000 based upon the $0.41 average bid price of these shares on the NASDAQ Stock Market for the period March 1, 2002 through March 18, 2002.

     As of March 18, 2002, there were 7,747,872 outstanding shares of Common Stock, $.001 par value per share.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

A.       General

Juniper Group, Inc.'s (the "Company") businesses are composed of two (2) segments: 1) entertainment and technology services and 2) healthcare. The Company and its subsidiaries operate their businesses from the Company's Great Neck location.

1. Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company.

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

        B.  Business of the Issuer

         1. Entertainment and Technology Services:

         a) Internet Technology Services

     Juniper Internet Communications, Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc., formerly Computer Design Associates, Ltd. ("CDA") which was acquired 100% by JEI. JINI's emphasis on technology and the Internet focuses particular attention to services for leading Internet broadband service providers, specifically cable and DSL service companies. In December 2000, CDA was renamed JINI to more appropriately reflect JINI's role in the industry's rapid deployment of broadband capabilities and services. This adoption of new broadband capabilities by the new residential and business internet users will allow JINI to expand its technology deployment and integration services.

     The expansion of internet based technology into consumer and business markets continues at a rapid pace. Industry forecasts predict that individual broadband connections will grow from the current base of 9 million connections to more than 26 million broadband users within the next four years. New applications using broadband connections to the web for business and for information and entertainment services are rapidly being introduced.

     Leading broadband service providers of cable, DSL and wireless Internet access are investing heavily to offer new services to millions of new broadband users. It is the Company's belief that the investment required to expand these broadband services will continue to motivate many broadband service providers to focus on their core competencies and to outsource many non-critical aspects of their business, including installation, integration and support services.

     JINI's growth in the past two quarters was impacted by the effects of the recent recession, as two of the Company's key customers were impacted by market conditions. Network Access Solutions slowed its sales and implementation of new DSL customers in late October 2001 to conserve capital and improve its profitability. For example, a large project calling for JINI's conversion of well over 3,000 customers acquired by NAS from Ardent Communications was left on hold on another wholesaler's system and will not be converted to NAS' systems until late 2002. On the Cable side, the failure of Excite@Home, Comcast's web hosting provider, caused significant cable-broadband installation interruptions beginning in late October and continuing sporadically through mid-February 2002 when Comcast initiated its own web hosting service and totally turned off Excite@Home support.

     The Company believes that the current trend for outsourcing deployment and support for broadband customer services will continue to strengthen as the industry matures. Although the recession of 2001 coupled with the impact of September 11, 2001 have had a significant short term dampening effect upon the rate of growth of broadband installations in the Company's markets, the Company believes the impact is temporary. We believe that Internet connectivity providers will continue to focus on infrastructure build-out, technology introduction, and new customer applications and content, and that customer deployment, integration and support will continue to be outsourced to qualified business partners.

     Al Andrus, an industry veteran in outsourcing and customer service and recently founder of a service outsourcing business focused on internet installation and support services for cable and DSL broadband providers, was recruited as President of JINI to lead the Company's efforts in this area.

     JINI's initial business focus has been installing and supporting broadband internet connections in homes and businesses under contracts with cable companies, DSL providers and Internet product vendors. JINI also provides post-installation network integration and network security services for businesses.

     JINI established broadband service in New York and Philadelphia in May 2001 and has extended its services in September 2001 throughout the Northeastern United States in support of leading cable and DSL providers.

Competition

     Services for broadband  deployment  have been provided by a mix of in-house service organizations and outsourced support. Most cable and DSL service providers use a mix of both as sources for their customer services thus optimizing their ability to respond to customer demands for service. Most contracted service still remains in the hands of small independent contractors. The Company believes that the composition of industry participants in broadband installation services, which is highly fragmented today, will begin to change as smaller companies founded from offshoots of telecommunications installation firms grow or become acquired by larger companies. Viasource and MASTEC are examples of firms showing early growth in the broadband deployment segment of this marketplace. Larger computer service firms like DecisionOne also participate in the market, most often in the DSL services area. Radio Shack provides installation services for broadband equipment and connections sold through its stores. The competition among service providers is based on both service quality and productivity and is highly dependent on the performance and quality of the businesses' managers. The Company believes there is opportunity for new entrant growth and industry consolidation activity in this market. While the Company believes that substantial growth through consolidation of smaller competitors is a significant opportunity for the Company, the greater financial resources of its larger competitors may give them an advantage in capitalizing on this opportunity.

   b) Entertainment

     Juniper Pictures, Inc. ("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

     Since 2000, the Company has reduced its efforts in the distribution of film licenses to commit and focus its resources on the growth of the Internet technology business, which, during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures did not generate revenue during 2001 or 2000.

     Pictures acquires its domestic and/or foreign distribution rights to films for a license period that typically spans between 10 and 20 years, during which time Pictures has the right to distribute such films in various media (Internet video streaming, video, pay cable, syndication and free TV). Pictures earns a distribution fee, which is based upon a percentage of gross receipts received for the license. In addition, the Company recoups its expenses incurred in making the sale (i.e. market costs, travel and entertainment, advertising, fax, phone, mail, etc.), along with recouping any advances made to producers upon signing or within a fixed period of time thereafter (minimum guarantee) from the gross receipts. The balance of gross receipts after such recoupment is paid to the producer. Any minimum guarantees paid to the producer are typically payable over a period of 3-8 years.

Competition
-----------
         Competition is intense in the motion picture distribution industry. The Company will begin reallocating more of its time and effort to the sale of film licenses in 2002. The Company is in competition with other motion picture distribution companies, including many of which have greater resources than the Company, both in the acquisition of distribution rights to movie properties and the sales of these properties to the various markets (i.e. Internet, pay, cable and television).

2.      Healthcare

     a) PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospitals, and Write-off Review, appeals of any third party rejections, denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc.

         PCI has developed a comprehensive program that addresses the entire spectrum of business and revenue issues pertaining to the physician practice management and hospital's managed care relationships. PCI assists hospitals in obtaining all the dollars that they are entitled to under their managed care agreements.

         PCI's program also includes the profiling of managed care contracts and the performance bench marking of these agreements. PCI validates whether or not the projected financial value anticipated from these arrangements can be obtained. PCI's assessments include line item audits of claims generated through these relationships, as well as trending reviews to identify and document "Silent PPO" activity. PCI also identifies managed care claims that have not been properly paid or have been written-off. PCI then actively pursues payers to expedite payments to the hospital for re-billed claims.

         These programs have enabled the Company to offer services to the growing number of hospitals, physician groups and integrated networks that are facing the complexities associated with managed care contracts.

         b) Juniper Healthcare Containment Systems, Inc. ("Containment") is a company capable of developing and providing full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. During 2001 and 2000, no services were performed by this subsidiary.

Competition
-----------
     Based upon data generated by the healthcare industry and U.S. Government sources, healthcare expenditures have increased from $249 billion in 1980 (9.1% of gross national product) to an estimated $700 billion in 1990 (12% of gross national product) and the expenditures have surpassed the $1 trillion mark in the year 2000. Many companies have modified their traditional insurance coverage or made available to their employees the opportunity to participate in HMOs and PPOs. In a national survey by Foster Higgins, reported by the New York Times on January 20, 1999, "managed care plans enrolled 85% of employees in 1997, up from 77% in 1996, and only 48% five years ago." The same article reported that 1997 was "the biggest one year shift out of traditional indemnity coverage since 1994." This has enabled them to take a more active role in managing healthcare benefits and costs. In response to the trend towards self-insurance and increasing competition from HMOs and PPOs, group insurance carriers have sought to control premium increases through the adoption of cost containment programs.

     The Company competes in a highly competitive environment for consulting business primarily with multiple service companies. The Company competes for its MCREP clients by distinguishing its services from those provided by multiple service companies, which generally do not use benchmark performance levels of managed care agreements or target "Silent PPO" practices as does the Company. Numerous companies of varying sizes offer revenue-optimization services that may be considered competitive with the Company. The Company does not believe that any single company commands significant market share. Larger, more established consulting firms have an enhanced competitive position due, in part, to established name recognition and direct access to hospital clients through the provision of other services. Small firms, although not necessarily offering particular services comparable to those of the Company, compete on the basis of price.

     The managed care industry is highly competitive. The Company's managed revenue enhancement programs will compete with other providers of healthcare services, including regional groups as well as national firms. Based upon these competitive factors, the Company believes that it will be able to compete in the markets by adhering to its business strategy, although there can be no assurance that the Company will be able to compete successfully.

Major Customers
---------------
         In 2001 and 2000, the Company's major customers accounted for the following percentages of total revenue:

                                                          2001             2000
                                                        ------          -------
         Network Access Solutions                          46%
         Comcast                                           45%
         Maimonides Medical Center                                          44%
         New York Downtown                                                  13%
         Defense Finance and Accounting Service                             13%

     No other customers accounted for greater than 10% of the Company's total Revenue.

Employees
---------
     As of March 18, 2002, the Company had 15 full-time employees and no part-time employees and independent contractors.

Juniper Internet Communications, Inc.
-------------------------------------
     In January 2001, Mr. Alan Andrus joined its Juniper Internet Communications, Inc. subsidiary as its President. In addition, the Company has engaged new management with expertise in marketing and sales in the broadband sector and has also recruited supervisory and support personnel with skills in cable, RF, head-end systems, digital video and VOIP. The Company believes it has recruited supervisory and support personnel whose skills and experience bring a focused, operational, sales, marketing and team oriented business strategy that offers a comprehensive array of support services for cable, DSL, telecommunications, satellite and wireless networks.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are located at 111 Great Neck Road, Suite 604, Great Neck, New York 11021. This property consists of 2,026 square feet of offices and is subleased from Entertainment Financing Inc.("EFI"), an entity affiliated with the Chief Executive Officer of the Company, currently at approximately $6,000 per month. EFI's lease and the Company's sub-lease on this space expire on May 31, 2002. EFI has agreed that for the term of the sub-lease, the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. EFI anticipates renewing the lease for a five year term at slightly higher rates to reflect current market conditions and entering into a sublease with the Company at approximately the same terms as the current sub-lease.

ITEM 3. LEGAL PROCEEDINGS

         In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company has filed the judgment in New Jersey, the state in which the subscriber resides. The Company plans to vigorously pursue collection and believes it will prevail in this matter.

         During 2001, the Company became aware that a party to whom it had previously sold film licenses which had expired in 1998, had sold distribution rights to the films after the expiration of the licenses. The Company is in the process of filing an action against this party for damages due to unauthorized licensing of the films to third parties and copyright infringement. The Company plans to vigorously pursue enforcement of its rights and collection for damages.

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. This matter was settled in April 1999 for a payment of $310,000 to be paid out in three annual payments, maturing on April 20, 2001. As inducement to secure a settlement, the Company issued 93,320 shares of common stock for the benefit of the Plaintiffs. Payments made during 2000 were less than those required by the settlement agreement. Accordingly, during 2001, the Company renegotiated the payment schedule to settle the outstanding balance of $120,000. These payments will be completed in 2002.

ITEM 4.  SUBMISSION  OF  MATTERS  TO A VOTE OF  SECURITY HOLDERS

     The Company held its annual meeting of shareholders on December 28, 2001. The following resolutions were proposed and the vote tally was as set forth next to each resolution:

(1) The foregoing nominees for election to the Board of Directors received the number of votes for their election set forth opposite their respective names:

                                   VOTES CAST

                              FOR              WITHHELD
NOMINEES                    ELECTION           AUTHORITY
--------                    --------           ---------
Vlado Paul Hreljanovic     3,256,248              268
Harold Horowitz            3,256,248              268
Barry S. Huston            3,256,248              268

(2) Proposal 2 sought ratification of the appointment of the auditors of the Company for the fiscal year ended December 31, 2001. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended December 31, 2001.

          FOR  3,256,246        AGAINST  268            ABSTAIN   2
               ---------                ----                    ---

There were no broker non-votes.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "JUNI". The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-counter Market on the NASD OTC Bulletin Board. The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2001 and 2000. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     On December 13, 2000, the Company's common stock was reversed split one for ten. All amounts below reflect actual trading prices after giving effect to the reversal.

        2001                          HIGH                      LOW
        ----                          ----                     -----
FIRST QUARTER..................       $3.31                    $1.00
SECOND QUARTER.................        4.30                     0.97
THIRD QUARTER................          1.90                     0.65
FOURTH QUARTER ...............         1.89                     0.72

        2000                          HIGH                      LOW
        ----                          ----                     -----
FIRST QUARTER..................      $34.40                   $18.10
SECOND QUARTER.................       20.60                     8.10
THIRD QUARTER..................       13.40                     5.80
FOURTH QUARTER..................       2.13                     1.31

     Preferred Stockholders are entitled to receive a dividend out of assets legally available for payment at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock accumulate. The quarterly payments due on September 1 and December 1, 1992, and all payments due in 1993, in 1994, in 1995, in 1996, in 1997, in 1998, in 1999, in 2000, and in 2001 accumulated to $68,518. On October 26, 2001, the Board of Directors authorized the issuance of shares of the
Company's common stock valued at an amount sufficient to pay the accrued preferred stock dividends including those accrued for the month of December 2001. The dividends valued at $68,518, was paid to holders of record as of January 28, 2002, upon the issuance of 76,986 shares of the Company's common stock. Payment due on March 1, 2002 was not paid. On March 26, 2002, the Board of Directors authorized the issuance of shares of the Company's common stock at an amount sufficient to pay the accrued preferred stock dividend of $1,122. In the future, dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the
Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     During the second quarter of 2000, 7,930 shares of the Company's Preferred Stock were converted for 6,344 shares of the Company's Common Stock. Additionally, during the third and fourth quarters of 2001, 5,760 and 1,000 shares, respectively, of the Company's Preferred Stock were converted for 42,480 and 8,000 shares, respectively, of the Company's Common Stock. As a result, there are currently 28,057 shares of Preferred Stock which remain outstanding.

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

     As of March 18, 2002, there were 265 shareholders of record of the Company's Common Stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

Changes in Securities

(a) The information disclosed in Item 4 above is incorporated herein by reference. (b) N/A (c) Shares of Common Stock, $0.001 par value, issued during 2001 totaled 7,126,491 shares.

     During the fourth quarter of 2001, the Company issued 2,272,570 shares of its common stock as follows:

                                  Number
Date             Purchaser        of Shares        Consideration              Exemption
-----            ---------        ---------        -------------              ---------
10/1 - 12/31/01  Consultants       944,050    Consultants accepted common stock
                                              in lieu of unpaid fees in
                                              the amount of $277,874             4(2)

10/1 - 12/31/01  Employees         432,060    Employees accepted common
                                              stock in lieu of accrued
                                              salary in the amount of $143,744   4(2)

10/3 - 11/7/01   Private           888,460    Satisfaction of indebtedness
                 Placement                    of $290,744                        4(2)

12/31/01         Preferred           8,000    Conversion of 1,000 shares
                 shareholders                 of preferred stock                 4(2)


     Options issued during 2001 totaled 1,846,422. There were no stock options issued during the fourth quarter of 2001.

     In 2001, the Company sold $332,000 of convertible debentures. During the third quarter of 2001, $232,000 debentures were converted into shares of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 2001 vs Fiscal Year 2000

     The Company's revenues decreased to $433,000 in 2001 from $727,000 in 2000, representing a 40% decrease.

     Revenue related to the Healthcare segment decreased to $44,000 in 2001 from $487,000 in 2000, representing a 91% decrease. Revenue in the Healthcare segment was completely attributable to PCI. PCI's revenue included approximately $30,000 from a settlement with a hospital and collections of approximately $14,000 previously considered uncollectable for services performed for one additional hospital. The decrease in revenue of PCI was the result of PCI's client pool of hospitals decreasing from five in 2000 to none in 2001 and the focusing of the Company's limited resources on the growth of JINI.

     Revenue related to entertainment and technology services increased to $389,000 in 2001 from $240,000 in 2000. Revenue in this segment was completely attributable to JINI. The increase in revenue of JINI was the result of focusing the Company's limited resources on the growth of JINI and the expansion of services provided under the Comcast agreement.

     Operating costs increased to $306,000 in 2001 from $265,000 in 2000, a 15% increase.

     Operating costs for the entertainment and technology segment increased to $291,000 in 2001 from $194,000 in 2000, a 50% increase. Operating costs in this segment were completely attributable to JINI. As a percentage of revenue, operating costs for this segment decreased to 75% in 2001 from 81% in 2000. The reduction in operating costs as a percentage of revenue is attributable to an increase in efficiencies as volume and experience increase.

     The Healthcare operating costs decreased to $15,000 in 2001 from $72,000 in 2000, a 78% decrease. As a percentage of revenue, operating costs for the Healthcare segment increased to 35% in 2001 from 15% in 2000. The increase in operating costs as a percentage of revenue is attributable to certain fixed operating costs which distort this percentage when revenue is at a very low level.

     Selling, general and administrative expenses increased to $1,993,000 in 2001 from $1,648,000 in 2000, a 21% increase, due to the costs associated with the initiation of the JINI business, particularly salaries of $420,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company had negative working capital of $686,000 at December 31, 2001. The ratio of current assets to current liabilities was 0.37:1 at December 31, 2001. Cash flow used by operating activities during 2001 was $827,000.

     The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits however, the Company plans to enhance its information and telecommunications system capabilities to more efficiently and effectively provide its entertainment, internet technology and healthcare services and to acquire additional films during 2002.

     During 2001, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,420,000 for working capital and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated.

     The Company has suffered recurring losses from operations which raised substantial doubt about its ability to continue as a going concern. The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations. This program has been implemented throughout the Company in all executive, management, administrative and operational groups. During the past two quarters the Company has taken advantage of the slowed pace of broadband installations by fine tuning its business model and by restructuring its direct and overhead expenses. The Company has instituted a series of operational refinements which have significantly increased its gross margins from both its cable and DSL implementation services. JINI has fine tuned its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands.

     The Company has created compensation incentive programs for both technical and management personnel focused on performance and productivity. Additionally, part of the Company's plan includes raising additional funds either through issuance of debt or equity. From January 1, 2002 through March 29, 2002, the Company raised approximately $208,000 from the sale of promissory notes and $100,000 convertible debentures and through offerings under private placements. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2002 through public or private sales of securities. If the Company is unable to fund its cash flow needs, it may have to reduce or stop planned expansion or possibly scale back operations.

         The Company currently does not have any lines of credit.

         The Company has issued shares of its common stock on a number of occasions without offering preemptive rights to existing Shareholders or procuring waivers of their preemptive rights. No Shareholder has alleged any damage resulting to him as a result of the sale of shares of Common Stock by the Company without offering preemptive rights. The amount of damages incurred by Shareholders by reason of the failure to offer preemptive rights, if any, is not ascertainable with any degree of accuracy. The Company believes that if any such claims were asserted, the Company may have valid defenses.

         During 2001 and 2000, the Company focused its resources on the growth of the entertainment and technology segment, which during that time was the most efficient and cost-effective strategy for the Company to maximize revenue. Although resources and capital remain limited, the Company has begun directing efforts toward reestablishing a foothold in the film industry. The Company expects to continue recognizing growth in revenues from the sale of film licenses in 2002.

Healthcare

     PCI has developed a comprehensive program that addresses the entire spectrum of business and revenue issues pertaining to the physician practice management and hospital's managed care relationships. PCI assists hospitals in obtaining all the dollars that they are entitled to under their managed care agreements. Since 2001, PCI has not performed any services. This was primarily due to the limited cash flow of the Company, which was used for the initiation of the JINI business.

Entertainment and Technology Services

     During the past two quarters the Company has taken advantage of the slowed pace of broadband installations by fine tuning its business model and by restructuring its direct and overhead expenses. The Company has instituted a series of operational refinements which have significantly increased its gross margins from both its cable and DSL implementation services. JINI has fine tuned its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands. The Company has created compensation incentive programs for both technical and management personnel focused on performance and productivity.

     In 2002, the Company is searching for full time sales and marketing managers with expertise in the Internet and audio streaming industry and in the e-commerce technology. If cash flow permits, the Company plans to enhance its information systems capabilities and create a conduit for video and audio streaming of entertainment products to the Internet, in addition to expanding its film library.

ITEM 7.  FINANCIAL STATEMENTS

     The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's Certificate of Incorporation provides for no less than three Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of three (3) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors and Executive Officers are listed below:

                                    POSITIONS
NAME                       AGE       W/COMPANY                  DIRECTOR SINCE
----                       ---      ----------                  --------------
Vlado Paul Hreljanovic     54       Chairman of the Board,          1987
                                    President, CEO and
                                    acting CFO

Harold A. Horowitz         51       Director                        1991

Barry S. Huston            55       Director                        2000

Yvonne T. Paultre          63       Secretary                       ---

Alan R. Andrus             58       President/JINI                  ---


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

     On October 31, 2000, Barry S. Huston was elected to the Board of Directors to fill one of the vacancies on the Board. Mr. Huston is a practicing attorney and the senior partner of Huston & Schuller, P.C, a New York law firm with offices in Manhattan and East Hills, Long Island. He is a member of the New York Bar and the Federal Courts in New York, the United States Tax Court and the Supreme Court of the United States. Mr. Huston holds a B.A. degree from Queens College of the City University of New York in 1969, and a J.D. from Brooklyn Law School in 1972. Mr. Huston specializes in complex civil and corporate litigation, including healthcare and professional liability, product liability, toxic and environmental torts, and labor law and construction litigation. He is a member of numerous national and local law associations and was a former director of the Sid Jacobson Jewish Community Center.

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

     Mr. Andrus is a graduate of Fordham University and did post graduate work in management at the University of Southern California School of Business. He later attended the Carnegie Mellon Graduate School of Business Program for Senior Executives.

     Mr. Andrus has been a member, Officer and Director of the Association for Services Management International at various times between 1978 and the present and served as its Chairman and President in 1989.

     Mr. Andrus co-founded the Service Industry Association (also known earlier at the National Computer Service Network and as the Independent Service Network International) in 1985 and has served as an Officer and Director, and as its President, CEO and Chairman during subsequent years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2001 through December 31, 2001, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 2001, 2000 and 1999.


SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                                                      Compensation
                                         Annual                       Securities
                                      Compensation      Other Annual  Underlying
Name/Principal Position    Year     Salary     Bonus    Compensation  Options(#)
-----------------------    ----    --------    -----    ------------  ----------

Vlado Paul Hreljanovic     2001    $ 86,996(1)   -   (2)   $48,153 (3)      -
Chairman of the Board and  2000    $ 76,200(4)   -   (5)   $60,183 (6)      -
Chief Executive Officer    1999    $178,377      -   (7)   $40,400 (8)      -

     (1) Throughout 2001, Mr. Hreljanovic received 248,460 shares as payment of net salary of $80,749 from a gross salary of $86,996.

     (2) In 2001, Mr. Hreljanovic received options to purchase 131,422 shares of the Company's common stock at an exercise price of $1.10 per share as consideration for his efforts in obtaining capital for the Company. In addition, Mr. Hreljanovic received options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00 per share in recognition of his efforts to develop JINI as well as develop other business opportunities in the healthcare industry. These options had provisions for cashless conversion and, during 2001, the options were converted into 95,500 shares and 436,229 shares, respectively. In addition, for his services as a member of the board of directors, Mr. Hreljanovic received options to purchase 650,000 shares at $0.65. At December 31, 2001, the entire 650,000 options were unexercised.

     (3) Other compensation for Mr. Hreljanovic in 2001 was primarily comprised of, among things, automobile lease payments and insurance of $25,583 and health and life insurance of $22,570.

     (4) Throughout 2000, Mr. Hreljanovic received 50,145 shares as payment of his net salary of $61,784 from a gross salary of $76,200. Mr. Hreljanovic agreed to accept options with a provision for a cashless exercise for 28,293 shares at $4.375 per share in lieu of the balance of his salary of $106,658.

     (5) In recognition of efforts exerted on behalf of the Company and its subsidiaries, Mr. Hreljanovic received options to purchase 25,000 shares at $4.375. These options had a provision for a cashless conversion and were converted during 2000 into 9,784 shares.

     (6) Other compensation for Mr. Hreljanovic in 2000 was primarily comprised of, among things, automobile lease payments, and insurance of $31,900, and health and life insurance of $28,283.

     (7) Throughout 1999, Mr. Hreljanovic received 38,354 options with a cashless exercise feature to purchase shares of the Company's common stock. Such options were issued in recognition of efforts exerted on behalf of the Company and its subsidiaries. The exercise prices of the options ranged from $4.80 to $6.80. As of December 31, 2000, all options were exercised.

     (8) Other compensation for Mr. Hreljanovic in 1999 was primarily comprised of, among other things, automobile repairs and insurance of $13,000, and health and life insurance of $27,400.

Aggregate Option Exercises in Last Fiscal Year and Year-end Options

                                                   Number of
                                                   Securities      Value of
                                                   Underlying     Unexercised
                                                   Unexercised    In-the-Money
                             Shares (1)            Options at     Options at
                             Acquired              Year-end (#)   Year-end ($)
                                On         Value   Exercisable/   Exercisable/
Name and Principal Position  Exercise    Realized  Unexercisable  Unexercisable
---------------------------  --------    --------  -------------  -------------
Vlado Paul Hreljanovic        531,779    $2,105,845   650,000/0     $559,000/$0
Chairman of the Board and
Chief Executive Officer (2)

Harold A. Horowitz            112,779    $446,605     100,000/0     $86,000/$0
Director

Barry Huston                   22,556     $89,322      50,000/0     $43,000/$0
Director

(1) In 2001, Mr. Hreljanovic, Mr. Horowitz and Mr. Huston received options to purchase 650,000, 100,000 and 50,000 shares of common stock, respectively, at the exercise price of $0.65 per share as additional compensation as a member of the Board of Directors. Additionally, Mr. Horowitz and Mr. Huston received options to purchase 150,000 and 30,000 shares of common stock, respectively, at the exercise price of $1.00 per share as compensation as a member of the Board of Directors. Mr. Marvin Rostolder, previously a director of the Company, received options to purchase 50,000 shares of common stock at the exercise price of $1.00 per share, as additional compensation for his previous services as a member of the Board of Directors. At December 31, 2001, options belonging to Mr. Hreljanovic, Mr. Horowitz, and Mr. Huston of 650,000, 100,000, and 50,000, respectively, were unexercised.

(2) In 2001, Mr. Hreljanovic received options to purchase 131,422 shares of the Company's common stock at an exercise price of $1.10 per share as consideration for his efforts in obtaining capital for the Company. In addition, Mr. Hreljanovic received options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00 per share in recognition of his efforts to develop JINI as well as develop other business opportunities in the healthcare industry. These options had provisions for cashless conversion and, during 2001 the options were converted into 95,500 shares and 436,229 shares, respectively.

     Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2001 was scheduled to be approximately $188,500. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego $101,500 of his salary for 2001. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2001 and 2000. In 2001, the Company issued 248,460 shares of common stock valued at $80,749 as payment of Mr. Hreljanovic's net salary. In 2000, the Company issued options to purchase 25,000 shares of common stock at $4.376 per share.

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

     In January 2001, the Company employed Mr. Andrus as president for its subsidiary JINI. Although no formal employment agreement has been prepared, the terms of employment originally included a salary of $200,000 per year and options to purchase 100,000 shares of common stock at $1.20 per share to be earned as certain benchmarks are achieved over a two-year period. In early 2002, Mr. Andrus agreed to a temporary $50,000 reduction of his annual salary. Additionally, the terms of his employment include that the Company provide him with health insurance.

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

STOCK OPTION PLANS
------------------

1996 Stock Option Plan
----------------------
     On February 12, 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan, which allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to employees, including officers, and to non-employees involved in the continuing development and success of the Company, authorizes the grant (pre one for ten reverse split) of 100,000 shares of common stock. The terms of the options are to be determined by the Board of Directors.

     Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. At December 31, 2001, all options under the Plan had been granted and exericsed.

1998 Stock Option Plan
----------------------
     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 100,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, all options under the Plan had been granted and exercised.

1999 Stock Option Plan
----------------------
     On December 27, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996 and 1998 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 150,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, 1,357,930 options had been granted and exercised, and 142,070 options remain unissued.

2000 Stock Option Plan
----------------------

     On December 28, 2000, the shareholders of the Company adopted the 2000 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996, 1998 and 1999 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase (pre one for ten reverse split) up to an aggregate of 1,500,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, 1,196,422 options under the Plan were granted, of which, 205,000 remain unexercised.

2001 Stock Option Plan
----------------------
     On November 29, 2001, the shareholders of the Company adopted the 2001 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996, 1998, 1999 and 2000 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 3,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, 650,000 options under the Plan were granted and remain unexercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 18, 2002: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and
(iii) all of the Company's Executive Officers and Directors as a group.

                                    BENEFICIAL              PERCENT OF COMMON
 NAME AND ADDRESS                   OWNERSHIP               STOCK OUTSTANDING
----------------------              -------------           -----------------
Vlado Paul Hreljanovic              1,425,930 (1)                16.58%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Harold A. Horowitz                    121,593 (2)                 1.41%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Barry S. Huston                        72,556 (3)                 0.84%
20 Melby Lane
East Hills, NY  11576


Officers and Directors as a
 group (4 Persons)                  1,676,004                    19.48%

(1) Includes 650,000 shares of Common Stock issuable upon exercise of options granted to Mr. Hreljanovic under the 2001 Stock Option Plan. Includes an aggregate of 393,380 shares of Common Stock owned by Mr. Hreljanovic's children.

(2) Includes 100,000 shares of Common Stock issuable upon exercise of options granted to Mr. Horowitz under the 2001 Stock Option Plan.

(3) Includes 50,000 shares of Common Stock issuable upon exercise of options granted to Mr. Huston under the 2001 Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid rent under a sublease during 2001 and 2000 to a company affiliated with the Chief Executive Officer of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2001 and 2000 was $80,500 and $78,900, respectively. Under the sublease, which terminates in 2002, the future minimum amount payable is $32,000. The affiliate anticipates renewing the lease for a five year term at slightly higher rates to reflect current market conditions and entering into a sublease with the Company at approximately the same terms as its new lease agreement.

         In prior years, the Company made advances to or received advances from one of these affiliated companies for working capital requirements. As a result, at December 31, 2001 and 2000, the balances due from the affiliates were approximately $0 and $6,217, respectively.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company, for a ten-year license period, which expires on June 5, 2003. The Company is obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2001 and 2000, no payments were made to such company and no revenue was recognized from such films.

     Throughout 2001 and 2000, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2001 was $115,674. The net outstanding balance with the officer at December 31, 2001 and 2000, respectively, was a balance due to him of $115,674 and $59,011, respectively.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 248,460 shares of common stock (See Note
8),  valued at $80,749 in 2001 and 50,145  shares  valued at $61,784 in 2000. In addition, in 2001, Mr. Hreljanovic received options to purchase 131,422 shares of the Company's common stock at an exercise price of $1.10 per share as consideration for his efforts in obtaining capital for the Company. Mr. Hreljanovic also received options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00 per share in recognition of his efforts to develop JINI as well as develop other business opportunities in the healthcare industry. These options had provisions for cashless conversion and, during 2001, the options were converted into 95,500 shares and 436,229 shares, respectively. In addition, for his services as a member of the board of directors, Mr. Hreljanovic received options to purchase 650,000 shares at $0.65. At December 31, 2001, the entire 650,000 options were unexercised.

     Additionally, during 2000, the Company's President received options for 53,293 shares at $4.375 per share. These options were issued for services as a Board of Directors member and for additional efforts on behalf of the Company. Further, the Company issued options to other non-employee directors in 2001 and 2000 for 200,000 and 35,000 shares, respectively.

     During 2001, legal services were performed by a firm in which Mr. Barry S. Huston, a member of the Company' Board of Directors, is a partner. Such services related to the collection and settlement of various receivables of the Company. For their services, Mr. Huston's firm received approximately $23,000.

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

3.3  Certificate   of   Incorporation   of  Juniper   Group,   Inc.,   a  Nevada
     corporation.(2)

3.4  By-Laws of the Registrant (1)

3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1997 (2)

3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (2)

4.1  1999 Stock Option Plan (2)

4.2  2000 Stock Option Plan (4)

4.3  2001 Stock Option Plan (5)

21.1 Subsidiaries

23.1 Consent of Independent Certified Public Accountants
     ---------------------------------------------------

(1) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996

(2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 30, 1999

(3) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997

(4) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 27, 2000

(5) Incorporated by reference to the Company's Form S-8 filed on October 1, 2001, as amended on October 30, 2001.

(b)  Reports on Form 8-K.
         NONE



                   BALANCE OF PAGE LEFT BLANK INTENTIONALLY

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                     Page
                                                                     ----
Report of Independent Certified Public Accountants..................  F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000........  F-3

Consolidated Statements of Income for the years ended
December 31, 2001 and 2000..........................................  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000..........................................  F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001 and 2000....................................  F-6

Notes to Consolidated Financial Statements..........................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders JUNIPER GROUP, INC.


     We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/GOLDSTEIN & GANZ, CPA's, P.C.





Great Neck, New York
March 18, 2002

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
       ASSETS                                               2001         2000
                                                            ----         ----
Current Assets
  Cash ...........................................     $     12,135  $      949
  Accounts receivable - trade (net of allowance)..           96,435     229,962
  Prepaid expenses and other current assets.......          301,187     321,141
                                                        -----------  ----------
  Total current assets ...........................          409,757     552,052
  Film licenses ..................................        2,446,187   2,597,386
  Property and equipment net of accumulated
    depreciation of $230,362 and $146,187,
    respectively .................................          341,432     267,899
  Other investment................................          200,000     200,000
  Goodwill .......................................          209,106     346,069
  Other assets ...................................            9,108       4,852
                                                        -----------  ----------
                                                       $  3,615,590 $ 3,968,258
                                                       ============ ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses..........      $    799,051 $   937,675
  Notes payable - current .......................           174,100     145,976
  Due to officer ................................           115,674      59,011
  Due to shareholders............................             7,000       7,000
                                                        -----------  ----------
Total current liabilities........................         1,095,825   1,149,662
Notes payable - long term .......................            19,220     100,000
Due to producers - long term.....................               911      12,186
                                                        -----------  ----------
Total liabilities ...............................         1,115,956   1,261,848
                                                        -----------  ----------
Shareholders' Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  28,057 and 34,817 shares issued and outstanding
  at December 31, 2001 and December 31, 2000,
  respectively: aggregate liquidation preference,
  $56,114 and $69,634 at December 31, 2001, and
  December 31, 2000, respectively ...............             2,806       3,482
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 7,021,935 and 1,386,811 issued and
  outstanding at December 31, 2001 and December
  31, 2000, respectively .........................            7,021       1,387
 Capital contributions in excess of par:
  Attributed to preferred stock...................           25,013      31,039
  Attributed to common stock .....................       15,006,868  12,883,287
 Retained earnings (deficit)......................      (12,505,592)(10,212,785)
 Preferred stock dividend payable.................           68,518       -
                                                        -----------  ----------
                                                          2,604,634   2,706,410
Less: Note for subscription receivable............         (105,000)      -
                                                        -----------  ----------
Total Shareholders' Equity                                2,499,634   2,706,410
                                                        -----------  ----------
                                                       $  3,615,590 $ 3,968,258
                                                       ============ ===========

                 See Notes to Consolidated Financial Statements
                                       F-3

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                     Year Ended December 31,
                                                     2001             2000
                                                     ----             ----
Revenues:
  Entertainment and Technology Services.......  $   388,542       $   239,959
  Healthcare .................................       44,232           487,378
                                                -----------       -----------
                                                    432,774           727,337
                                                -----------       -----------
Operating Costs:
  Entertainment and Technology Services.......      290,906           193,629
  Healthcare .................................       15,474            71,796
  Selling, general and administrative expenses    1,993,296         1,648,117
  Revaluation of film licenses ...............      151,199           289,881
  Revaluation of investment in NCI ...........      133,213           204,943
  Settlement expenses.........................       72,975            38,850
  Preferred stock dividend....................       68,518              -
                                               ------------       -----------
                                                  2,725,581         2,447,216
                                               ------------       -----------

  Net (loss).................................. $ (2,292,807)     $ (1,719,879)
                                               ============       ===========

  Weighted average number of shares outstanding   3,372,500           863,733
                                               ============       ===========

    Basic and diluted net (loss) per common
    share.................................... $      (0.68)     $       (2.00)
                                              ============      =============












                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year Ended December 31
                                                      2001             2000
                                                      ----             ----
Operating Activities:
Net income (loss)                                 $(2,292,807)     $(1,719,879)
Adjustments to reconcile net cash provided by
  operating activities:
  Settlement expense............................       72,975           38,850
  Depreciation and amortization expense.........       94,199           31,706
  Payment of officers' compensation with equity       143,146           67,570
  Payment of various liabilities with equity....      430,377          252,783
  Payment of employees' compensation with equity      128,869             -
  Revaluation of film licenses .................      151,199          289,881
  Revaluation of investment in NCI .............      133,213          204,943
  Changes in other operating assets and liabilities    27,218             -
  Preferred Stock dividend declared                    68,518             -
Changes in assets and liabilities:
  Accounts receivable...........................       94,848           99,912
  Prepaid and other current assets..............       19,953         (101,838)
  Other assets .................................      (10,529)            (971)
  Due to/from officers and shareholders ........       56,663           44,541
  Accounts payable and accrued expenses ........       54,960          286,086
                                                  -----------       ----------
  Net cash used for operating activities........     (827,198)        (506,416)
                                                  -----------       ----------
Investing activities:
 Purchase of equipment .........................     (117,260)        (180,270)
                                                  -----------       ----------
  Net cash used for investing activities........     (117,260)        (180,270)
                                                  -----------       ----------
Financing activities:
  Reduction in borrowings ......................      (93,111)          (6,354)
  Proceeds from borrowings .....................    1,048,755          683,599
  Initial capitalization of JINI................        -                7,100
                                                  -----------       ----------
  Net cash provided by financing activities.....      955,644          684,345
                                                  -----------       ----------
  Net increase in cash .........................       11,186           (2,341)
  Cash at beginning of period ..................          949            3,290
                                                  -----------       ----------
  Cash at end of period ........................ $     12,135     $        949
                                                 ============     ============












                 See Notes to Consolidated Financial Statements
                                       F-5



                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Preferred Stock      Common Stock
                                         ---------------      ------------
                                             Capital                  Capital
                                          Contributions           Contributions    Retained
                                    Par Value in Excess Par Value  in Excess       Earnings
                                     at $.10    of Par   at $.001    of Par        (Deficit)
                                    --------- --------- --------- -------------    ---------

Balance, December 31, 1999           $4,275    $38,109    $ 676    $11,415,083  $ (8,492,906)
Shares issued as payment for:
  Various expenses.....                 -         -         225        252,558          -
  Compensation to officers..            -         -          60         67,510          -
  Acquisition of CDA.......             -         -          15        149,985          -

Initial capitalization of CDA           -         -           -          7,100          -

Exercise of stock options..             -         -          46            (46)         -

Private placements and
  conversion of Debentures..            -         -         359        983,240          -

Preferred stock exchanged for
common stock...........                (793)    (7,070)       6          7,857          -

Net (loss) for the year ended
    December 31, 2000                    -         -          -           -       (1,719,879)
                                   --------     ------   ------    -----------  ------------
Balance, December 31, 2000            3,482     31,039    1,387     12,883,287   (10,212,785)
                                   --------     ------   ------    -----------  ------------
Shares issued as payment for:
  Various expenses..........           -          -       1,776        794,972          -
  Compensation to officers..           -          -         795        142,351          -
  Compensation to employees.           -          -         330        128,539          -

Exercise of stock options...           -          -         291           (291)         -

Private placements and
  conversion of Debentures..           -          -       2,392      1,051,358          -

Preferred stock exchanged for
   common stock.............          (676)     (6,026)      50          6,652          -

Net (loss) for the year ended
   December 31, 2001........           -           -         -               -    (2,292,807)
                                  --------      ------   ------    ------------ ------------
Balance,December 31, 2001           $2,806     $25,013   $7,021    $15,006,868  $(12,505,592)
                                  ========     =======   ======    ============ ============






                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies

Description of Business

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two segments: 1) entertainment and technology services and 2) healthcare.

(1) Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company.

(2) Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company.

     Since 2000, the Company curtailed its efforts in the distribution of film licenses and its healthcare business to commit and focus its resources on the growth of the Internet technology business, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, during 2001 or 2000, no revenue was generated by Juniper Pictures, Inc. and no services were performed by Juniper Healthcare Containment Systems, Inc. and Nuclear Cardiac Imaging, Inc.

Entertainment and Technology Services:

         a) Internet Technology Services

     Juniper Internet Communications, Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc., formally Computer Design Associates, Ltd. ("CDA") which was acquired 100% by JEI. JINI's emphasis on technology and the Internet focuses particular attention to services for leading Internet broadband service providers; specifically cable and DSL service companies. In December 2000, CDA was renamed JINI to more appropriately reflect JINI's role in the industry's rapid deployment of broadband capabilities and services.

         JINI's initial business focus has been installing and supporting broadband internet connections in homes and businesses under contracts with cable companies, DSL providers and Internet Product vendors. JINI also provides post-installation network integration and network security services for businesses.

         JINI established broadband service in New York and Philadelphia in May 2001 and has extended its services throughout the Northeastern United States in support of leading cable and DSL providers.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies (Continued)

 Entertainment and Technology Services (Continued):

 b) Entertainment

         Juniper Pictures, Inc. ("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

Healthcare

     PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospitals, and Write-off Review, appeals of any third party rejections, denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc.

     PCI has developed a comprehensive program that addresses the entire spectrum of business and revenue issues pertaining to the physician practice management and hospital's managed care relationships. PCI assists hospitals in obtaining all the dollars that they are entitled to under their managed care agreements. Since 2001, PCI has not performed any services. PCI's revenue in 2001 included approximately $30,000 from a settlement with a hospital and collections of approximately $14,000 previously considered uncollectable for services performed for one additional hospital.

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

  Financial Instruments

         The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e. Due to Producers, Notes Payable and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis (see Notes 6 and 7) using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different than their carrying value.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable (See
Note 2).

     Concentration of credit risk with respect to the entertainment and technology services segment are primarily subject to the financial condition of the segment's two largest customers, Comcast and NAS.

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies (Continued)

  Film Licenses

     Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments (See Note 5).

     Producers retain a participation in the profits from the sale of film rights, however, producers' share of profits is earned only after payment to the producer exceeds the guaranteed minimum, where minimum guarantees exist. In these instances, the Company records as participation expense an amount equal to the producer's share of the profits. The Company incurs expenses in connection with its film licenses, and in accordance with license agreements, charges these expenses against the liability to producers. Accordingly, these expenses are treated as payments under the film license agreements. When the Company is obligated to make guaranteed minimum payments over periods greater than one year, all long term payments are reflected at their present value. Accordingly, in such case, original acquisition costs represent the sum of the current amounts due and the present value of the long term payments.

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

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of acquired companies. The Company assesses long-lived assets for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Based upon the Company's evaluation of the investment in NCI, the goodwill recorded by the Company from this acquisition was reduced by $133,213 and $204,943 in 2001 and 2000, respectively.

  Statement of Financial Accounting Standards No. 142

         Intangible assets at December 31, 2001 consist primarily of goodwill and film licenses. In July 2001, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies (Continued)

Statement of Financial Accounting Standards No. 142 (Continued)

     Under SFAS No. 142, goodwill and intangible assetswith indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. The company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company ceased the amortization of goodwill. Although the Company has not completed the transitional impairment test, the Company does not currently expect a material impairment charge.

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

 Operating Costs

     Operating costs include costs directly associated with earning revenue and include salary or fees and travel expenses of the individuals performing the services, and sales commissions.

  Recapitalization

     On December 13, 2000, the Board of Directors authorized a reverse stock split of the Company's common shares at the rate of one share for each ten outstanding shares. Unless stated otherwise, all amounts from prior periods have been restated after giving effect to this one for ten reverse split.

  Net Income Per Common Share

     The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2001 and 2000, net income per common share and net income per common share-assuming dilution are equal.

  Reclassifications

     Certain amounts in the 2000 financial statements were reclassified to conform to the 2001 presentation.

NOTE 2 - Accounts Receivable

     The Company estimates an allowance for doubtful accounts which amounted to approximately $660,000 and $621,000 at December 31, 2001 and 2000, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In the early stages of this acquisition, the Company borrowed $300,000 which was used to provide $200,000 for the initial purchase of NetDIVE stock (equal to approximately 1.8% of NetDIVE), and to provide the Company with $100,000 of working capital. The additional capital required to complete the Company's investment was unable to be raised in a timely fashion and, accordingly, the agreement to acquire the balance of the Company's investment was terminated.

NOTE 4 - Accounts Payable and Accrued Expenses

     At December 31, 2001 and 2000, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $201,000 and $241,000, consulting fees of $57,000 and $167,000, and payroll taxes of $200,000 and $87,000. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 5 - Film Licenses

     At December 31, 2001 and 2000, film licenses amounted to $2,446,187 and $2,597,386, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses or fair market value. Such accumulated amortization amounted to $371,831 at December 31, 2001 and 2000.

     The Company has directed predominantly all its time and efforts toward building JINI's business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward re-establishing a foothold in the film industry.

     Initially, the Company is promoting its film library in the Internet markets as well as domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate foreign markets, subject to the Company capital resources.

     Based upon the Company's estimates of future revenue as of December 31, 2001, approximately 29% of the unamortized film licenses will be amortized during the three years ending December 31, 2004. Management expects that greater than 60% of the film licenses applicable to related television and films will be amortized by 2006.

     The Company's policy is to amortize film licenses under the film forecast method. Additionally, in accordance with SFAS No. 121 (see Note 1), the Company assesses the value of other film licenses for impairment. Based upon the forecast of future revenue anticipated from the sales of its films, the Company has determined it appropriate to write down the carrying amount of its film library by approximately $151,000 and $290,000 in 2001 and 2000, respectively. Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Notes Payable

     The composition of Notes Payable at December 31, 2001 and 2000, was as follows:

                                                           2001           2000
                                                        --------       --------
Advances and Demand Notes bearing interest at
  varying rates of up to 2% per month                   $ 32,706       $ 13,200
Settlement agreements and arbitration awards,
  Payable in equal monthly installments of
  $8,659, maturing in June 2002 (See Note 10)             60,614        132,776
18% Convertible Secured Promissory Note
  maturing in June 2002                                  100,000           -
12% Convertible
Secured Promissory Note maturing in June 2002               -           100,000
                                                        --------       --------
                                                         193,320        245,976
                                                        --------       --------
Less current portion ............................        174,100        145,976
                                                        --------       --------
Long term portion ...............................       $ 19,220       $100,000
                                                        ========       ========

NOTE 7 - Producers' Minimum Guarantees and Participations

     Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees and producer's participations were $911 and $12,186 at December 31, 2001 and 2000, respectively. The balance at December 31, 2001 is payable through 2004.

NOTE 8 - Shareholders' Equity

     All shares and share prices have been adjusted for the one for ten reverse stock split effective December 13, 2000.

     Throughout 2001 and 2000, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $1,053,750 and $983,599 for 2,392,000 and 359,110 shares of common stock in 2001 and 2000, respectively.

     In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company has filed the judgment in New Jersey, the state in which the subscriber resides. The Company plans to vigorously pursue collection and believes it will prevail in this matter.

     Also, in 2001 and 2000, the Company issued 1,125,010 and 59,788 shares to employees as compensation, valued at $272,015 and $67,570, respectively.

     In connection with payables for operating activities, the Company issued 1,776,000 and 225,000 shares, valued at $796,748 and $252,783 in 2001 and 2000, respectively.

     All shares issued in 2001 and 2000 for notes payable, indebtedness to producers and payables for operating, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity (Continued)

     Net (loss) per common share for 2001 and 2000 has been computed by dividing net (loss), after preferred stock dividend requirements of $6,672 and $8,356 in 2001 and 2000, respectively, by the weighted average number of common shares outstanding throughout the year of 3,372,500 and 863,733, respectively.

  Options Granted

     In January 1994, in connection with an amendment to the Employment Agreement for the President and Chief Executive Officer, the Company issued options to purchase 5,000 shares of common stock at $20.35 per share, (all amounts are pre one for ten reverse split), 110% of the market value at the effective date (see Note 9). The options were for a term of five years. In January 2000, none of the options had been exercised and all the options expired.

     On November 24, 1998, the Company issued to the members of the Board of Directors and officers of the Company, options to purchase 445,000 shares of the Company's common stock for $.375 per share (pre one for ten reverse split). The term of the options are five years. As of December 31, 2001, all options have been exercised.

     On August 8, 1999, the Company issued (pre one for ten reverse split) options to purchase 200,000 shares of the Company's common stock to a consultant as consideration for their services in connection with the investment of NetDIVE. The options included 100,000 shares with a provision for a cashless exercise at $1.00 and 100,000, without such provision, also at $1.00. The options are for a five year term through July 24, 2004. At December 31, 2001, no options were exercised.

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

     During 2000, the Company issued options to purchase shares of the Company's common stock as follows (pre one for ten reverse split): 230,000 to consultants for services provided to the Company, 350,000 to the Board of Directors in recognition of their efforts, 25,000 to officers, and 532,930 to the President of the Company. These options had an exercise price ranging from $.4375 to $1.00. 1,087,930 options were exercised under a cashless provision, during 2000. Accordingly, upon their exercise, 505,186 shares of the Company's common stock were issued.

     On January 9, 2001, the Company issued options to purchase shares of the Company's common stock as follows: 230,000 to the Board of Directors in recognition of their efforts, 731,422 to the President of the Company and 30,000 to an officer of the Company. These options had an exercise price ranging from $1.00 to $1.10 per share and were all exercised, under a cashless provision, during 2001. Accordingly, upon their exercise, 727,263 shares of the Company's common stock were issued.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Shareholders' Equity (Continued)

Options Granted (Continued)

     On September 25, 2001, the Company issued options to purchase shares of the Company's common stock as follows: 150,000 to the Board of Directors in recognition of their efforts, 650,000 to the President of the Company and 55,000 to an officer of the Company. These options had an exercise price of $0.65 per share. These options remain unexercised at December 31, 2001.

Convertible Preferred Stock

     The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. Further, each share of the Preferred Stock is convertible at the holder's option into 0.004 shares of Common Stock.

     At December 31, 2001, 28,057 shares of the Preferred Stock were outstanding. During 2001 and 2000, 6,760 and 7,930 shares of the Preferred Stock, respectively, were converted to common shares.

     On October 26, 2001, the Board of Directors authorized the issuance of shares of the Company's common stock valued at an amount sufficient to pay the accrued preferred stock dividends including those accrued for the month of December 2001. The dividends valued at $68,518 were paid to holders of record as of January 28, 2002, upon the issuance of 76,986 shares of the Company's common stock. The payment due on March 1, 2002, amounting to $1,122, was not paid. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

 Warrants

     On May 31, 1995, the Company entered into an investment banking agreement for a five year period. In consideration, the Company issued warrants to purchase (pre one for ten reverse split) 11,350 shares of the Company's common stock at an exercise price of $6.75 per share. The warrants were exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. As of December 31, 2001, none of the warrants had been exercised and all warrants expired.

         In connection with the investment banking agreement and the services provided to complete that agreement, the Company issued to a consultant, warrants to purchase 1,135 shares of the Company's common stock at an exercise price of $6.75 per share. These warrants were exercisable for five years, commencing at various dates from May 31, 1996 to May 31, 2001. As of December 31, 2001, none of the warrants had been exercised and all warrants expired.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Shareholders' Equity (Continued)

Warrants (Continued)

     On October 5, 2000, the Company entered into an investment advisory agreement whereby the investment advisor will provide introductions to the financial community, assist in raising capital, provide merger and acquisition candidates, and provide other advisory services. In consideration, the Company granted warrants to purchase (pre one for ten reverse split) 250,000 shares of the Company's common stock at $4.00 per share. The term of the warrants is five years and expire on October 14, 2004. At December 31, 2001, none of the warrants were exercised.

 Convertible Debt

         During 2001, the Company sold $332,000 of convertible debentures. Also, during 2001, $232,000 of debentures were converted into shares of the Company's Common Stock.

         During 1999, the Company issued a series of 6% Secured Convertible Promissory Notes which, in the aggregate, amounted to $300,000. In August of 2000, these Notes were converted (pre one for ten reverse split) for 316,668 shares of common stock. During 2000, the Company issued $100,000 of 12% Secured Convertible Debentures as consideration for legal services performed in previous years (See Note 6). These debentures were included in those discussed above, which were converted into shares of the Company's common stock.

NOTE 9 - Related Parties

     The Company paid rent under one sub-lease during 2001 and 2000 to a company affiliated with the Chief Executive Officer. The lease agreement expires in May 2002. The rent paid and terms under the subleases were substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2001 and 2000 was approximately $80,500 and $78,900, respectively. The affiliate anticipates renewing the lease for a five year term at slightly higher rates to reflect current market conditions and entering into a sublease with the Company at approximately the same terms as its new lease agreement.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a license period which expires on June 5, 2003. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 2001 and 2000, no payments were made to the affiliate and no revenue was recognized.

     The Company owns distribution rights to two films which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company has received no revenue relating to these films during 2001 and 2000.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Related Parties (Continued)

     Throughout 2001 and 2000, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2001 was $115,674. The net outstanding balance due to the officer at December 31, 2001 and 2000, respectively, was $115,674 and $59,011.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 248,460 and 50,145 shares of common Stock (See Notes 8 and 10), valued at $80,749 and $61,784 in 2001 and 2000, respectively. Additionally, during 2001 and 2000, respectively, the Company's President received options for 1,381,422 shares at prices ranging from $0.65 to $1.10 per share, and 25,000 shares at $.4375 per share. These options were issued for services as a Board of Directors member and for additional efforts on behalf of the Company. The Company issued options to other non-employee directors in 2001 and 2000 for 380,000 and 10,000 shares, respectively. The Company also issued 85,000 options to an officer of the Company.

     During 2001, legal services were performed by a firm in which Mr. Barry S. Huston, a member of the Company' Board of Directors, is a partner. Such services related to the collection and settlement of various receivables of the Company. For their services, Mr. Huston's firm received approximately $23,000.

NOTE 10 - Commitments and Contingencies

 Leases

     The Company leases its New York office facility under a sublease. The lease expires in May 2002 (see Note 9). The future minimum annual base rental commitment as of December 31, 2001 is $32,000 through the expiration of the lease.

 License Agreements

     In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

 Employment Agreements

     Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic was entitled to salary in 2001 of approximately $188,500. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for, among other things, raising funds for the Company.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Commitments and Contingencies (Continued)

Employment Agreements (Continued)

         Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego $101,500 of his salary for 2001. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2001 and 2000. In 2001, the Company issued 248,460 shares of common stock valued at $80,749 as payment of Mr. Hreljanovic's net salary. In 2000, the Company issued options to purchase 25,000 shares of common stock at $4.376 per share.

         Additionally, the Company issued to Mr. Hreljanovic options to purchase 131,422 shares of the Company's common stock at an exercise price of $1.10 per share and 600,000 shares at an exercise price of $1.00 per share as compensation for his efforts on behalf of the Company (see Note 8). These options were exercised under a cashless provision and resulted in the issuance of 531,779 shares. The Company also issued 650,000 shares at an exercise price of $0.65 per share in recognition for his services as a member of the Board of Directors. At December 31, 2001, the entire 650,000 options were unexercised.

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

Preemptive Rights

     Prior to 1997, the Company has issued shares of its common stock on a number of occasions without offering preemptive rights to existing Shareholders or procuring waivers of their preemptive rights. No Shareholder has alleged any damage resulting to him as a result of the sale of shares of Common Stock by the Company without offering preemptive rights. The amount of damages incurred by Shareholders by reason of the failure to offer preemptive rights, if any, is not ascertainable with any degree of accuracy. The Company believes that if any such claims were asserted, the Company may have valid defenses.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Commitments and Contingencies (Continued)

 Litigation

     On May 22, 1996, Ordinary Guy, Inc. and Crow Productions, Inc. commenced an action against the Company, alleging that the Company has successor liability for a judgment entered in March of 1993 by the Plaintiffs against Juniper Releasing, Inc. ("Releasing"), a company affiliated with the Company's CEO. This matter was settled in April 1999 for a payment of $310,000 to be paid out in three annual payments, maturing on April 20, 2001. As inducement to secure a settlement, the Company issued 93,320 shares of common stock for the benefit of the Plaintiffs. Payments made during 2000 were less than those required by the settlement agreement. Accordingly, during 2001 the Company renegotiated the payment schedule to settle the outstanding balance of $120,000. These payments will be completed in 2002. (See Note 6.)

Going Concern

     As shown in the accompanying financial statements, the Company's Revenue decreased to $433,000 in 2001, from $727,000 in 2000; Net loss was $2,293,000 in
2001, and $1,720,000 in 2000; Working capital was negative $686,000 at December 31, 2001 and negative $598,000 at December 31, 2000.

     During 2001, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,420,000 for working capital and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated.

     The fact that the Company continued to sustain losses in 2001, has negative working capital at December 31, 2001 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

     The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2002 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - Incentive Compensation Plans

1996 Stock Option Plan
----------------------
     On February 12, 1997, the shareholders of the Company adopted the 1996 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. This Plan, which allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company, authorizes the grant (pre one for ten reverse split) of 100,000 shares of common stock. The terms of the options are to be determined by the Board of Directors.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Incentive Compensation Plans (Continued)

1996 Stock Option Plan (Continued)

     Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% Stockholder). The Option Prices may not be less than the fair market value of the common shares on the date of grant, except that any option granted to an employee holding 10% or more of the outstanding voting securities of the Company must be for an option price not less than 110% of fair market value. At December 31, 2001, all options under the Plan had been granted and exercised.

1998 Stock Option Plan
----------------------
     On December 30, 1998, the shareholders of the Company adopted the 1998 Stock Option Plan. This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase (pre one for ten reverse split) up to an aggregate of 1,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, all options under the Plan had been granted and exercised.

1999 Stock Option Plan
----------------------
     On December 27, 1999, the shareholders of the Company adopted the 1999 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996 and 1998 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase (pre one for ten reverse split) up to an aggregate of 1,500,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, 1,357,930 options had been granted and exercised and 142,070 remain unissued.

2000 Stock Option Plan
----------------------
     On December 28, 2000, the shareholders of the Company adopted the 2000 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996, 1998 and 1999 Stock Option Plans.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Incentive Compensation Plans (Continued)

2000 Stock Option Plan (Continued)
----------------------
     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase (pre one for ten reverse split) up to an aggregate of 1,500,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, 1,196,422 options under the Plan were granted, of which 205,000 remain unexercised.

2001 Stock Option Plan
----------------------
     On November 29, 2001, the shareholders of the Company adopted the 2001 Stock Option Plan. The Plan supplements the Company's 1989 Restricted Stock, Non-Qualified and Incentive Stock Option Plan. The Plan also supplements the Company's 1996, 1998, 1999 and 2000 Stock Option Plans.

     This Plan allows the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options") to purchase up to an aggregate of 3,000,000 shares of common stock to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options are to be determined by the Board of Directors. Options will not have expiration dates later than ten years from the date of grant (five years from the date of the grant in the case of a 10% stockholder). The option prices may be set at any amount in the discretion of the Board's Compensation Committee. At December 31, 2001, 650,000 options under the Plan were granted and remain unexercised.

Statement of Financial Accounting Standards No. 123

     The Company has stock-based compensation plans, as described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation costs for these options been determined, based on the fair market value at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                     2001             2000
                                                   --------         ---------
Net income (loss:...............    As reported   $(2,292,807)     $(1,719,879)
                                    Pro forma     $(3,751,452)     $(1,816,719)
Net income (loss) per common share: As reported   $     (0.68)     $     (2.00)
                                    Pro forma     $     (1.11)     $     (2.11)

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Taxes

     For the years ended December 31, 2001 and 2000, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2001, the Company has net operating loss carryforwards of approximately $10,653,000. These carryforwards expire as follows:

                         2006           $  490,000
                         2007            1,451,000
                         2008              165,000
                         2009              717,000
                         2010              231,000
                         2011              568,000
                         2012            1,107,000
                         2018              956,000
                         2019            1,257,000
                         2020            1,643,000
                         2021            2,068,000
                                       -----------
                                       $10,653,000

     In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $4,368,000 at December 31, 2001. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $4,368,000. Deferred tax assets at December 31, 2001 primarily reflect the tax effect of net operating loss carryforwards.

NOTE 13 - Acquisitions

     On March 17, 2000, the Company acquired 100% of Juniper Internet Communications, Inc. ("JINI"), formerly known as Computer Design Associates, Ltd.("CDA"), a New York Company. The acquisition was effectuated by exchanging all of CDA's outstanding shares of common stock for 150,000 shares (pre one for ten reverse split) of the Company's common stock, valued at $150,000, substantially all of which was recorded as goodwill, amortized on a straight-line basis over forty years. The acquisition was recorded under the pooling method of accounting. Amortization expense was $3,750 in 2001 and 2000.

     On June 23, 2000, the Company completed its acquisition of 51% of Nuclear Cardiac Imaging, Inc. ("NCI"), a New York Corporation. The acquisition, recorded under the purchase method of accounting, included the purchase of the outstanding shares of common stock of NCI in exchange for 250,000 shares (pre one for ten reverse split) of the Company's common stock valued at $156,000. A portion of the purchase price (including the 49% interest previously owned by the Company) has been allocated to assets acquired and liabilities assumed, based on estimated fair market value at the date of acquisition, while the balance of $409,886 was recorded as goodwill. Goodwill has been adjusted according to the Company's valuation performed in accordance with SFAS No. 121. At December 31, 2001 and 2000 goodwill related to NCI was $66,606 and $199,819, respectively.

      In accordance with the adoption of SFAS No. 142, as of January 1, 2002, the Company will no longer continue amortizing its goodwill (See Note 1).

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Business Segment Information

     The operations of the Company are divided into two business segments: entertainment and technology services - consisting of 1) a provider of technology services in the area of communications, Internet services, DSL and other web development and the acquisition and distribution of rights to films, and 2) healthcare - consisting of managed care revenue enhancement and healthcare cost containment services. The Company markets technology services throughout the United States and films are available to be marketed throughout the world. The Company also markets its managed care revenue enhancement services throughout the United States. Financial information by business segment is as follows:

                                                            2001         2000
                                                        ----------   ----------
Revenue:
      Entertainment and technology services .......... $   388,542   $  239,959
      Healthcare .....................................      44,232      487,378
                                                       -----------   ----------
                                                       $   432,774   $  727,337
                                                       ===========   ==========
Operating Income (Loss):
      Entertainment and technology .................   $  (746,896) $  (469,932)
      Healthcare ...................................      (280,626)    (483,275)
      Corporate ....................................    (1,265,285)    (766,672)
                                                       -----------  -----------
                                                       $(2,292,807) $(1,719,879)
                                                       ===========  ===========
Identifiable Assets:
     Entertainment and technology services..........  $  2,936,276 $  3,029,491
     Healthcare ....................................       245,850      442,497
     Corporate .....................................       611,090      673,896
Total assets for reportable segment ................     3,793,216    4,145,884
Elimination of intersegment investments.............      (177,626)    (177,626)
                                                      ------------ ------------
Total consolidated assets...........................  $  3,615,590 $  3,968,258
                                                      ============ ============
Depreciation:
     Entertainment and technology services..........  $     23,291 $      4,454
     Healthcare ....................................        37,835       22,923
     Corporate .....................................        23,050       10,631
                                                      ------------ ------------
                                                      $     84,176 $     38,008
                                                      ============ ============
Capital Expenditures:
     Entertainment and technology services..........  $     91,286 $     57,610
     Healthcare ....................................          -          75,000
     Corporate .....................................        66,423       47,660
                                                      ============ ============
                                                      $    157,709 $    180,270

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 2001 and 2000:

2001                    First        Second          Third         Fourth
----                  ---------     ---------      ----------   -----------
Revenue ...........   $  19,231     $  21,162      $ 162,972    $   229,409
Gross profit (loss)      (7,380)       (5,098)        34,028        104,844

Net income (loss)...  $(472,017)    $(651,595)     $(587,974)   $  (581,221)

Basic and diluted net
income (loss)per common
share ..............  $   (0.27)    $   (0.29)     $   (0.16)   $     (0.10)


2000                     First        Second          Third        Fourth
----                    --------    ----------     ----------   ------------
Revenue ............  $ 330,394     $  195,001     $ 184,213    $     17,729
Gross profit .......    266,793        142,492        51,585           1,042

Net income (loss)...  $(201,916)    $ (197,044)    $(275,504)   $ (1,045,415)

Basic and diluted net
income (loss)per common
share...............  $   (0.29)    $    (0.25)    $   (0.32)   $      (0.95)

NOTE 16 - Supplemental Cash Flow Information

     Cash paid for interest totaled $11,789 and $12,393 in 2001 and 2000, respectively.

     During 2001, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: officers' compensation of $143,146; employee compensation of $128,869; payment of corporate debt amounting to $1,055,750; acquisition of fixed assets amounting toe $40,400; and certain corporate expenses amounting to $430,377.

     During 2000, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: officers' compensation of $67,570; acquisition and capitalization of JINI, a wholly owned subsidiary, of $150,000; payment of corporate debt amounting to $983,599; and certain corporate expenses amounting to $252,783.

NOTE 17 - Major Customers

     In 2001, Network Access Solutions ("NAS")and Comcast accounted for 46% and 45%, respectively of total revenue of the Company. In 2000, Maimonides Hospital, in Brooklyn, New York, accounted for 44% of the total revenue of the Company. New York Downtown Hospital and Defense Finance and Accounting Service, each accounted for 13% of the total year 2000 revenue. No other customer accounted for more than 10% of the Company's total revenue.

NOTE 18 - Subsequent Events

     From January 1, 2002 through March 28, 2002, the Company raised $208,000 from 1) the issuances of $100,000 of convertible debentures and 2) $108,000 of other loans. During this period, the Company issued 247,000 shares of common stock in connection with consulting agreements.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:        , 2002                        JUNIPER GROUP, INC.



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


Signatures                             Titles                       Date
----------                         ------------------           ------------
By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
    Vlado Paul Hreljanovic         President, Chief Executive
                                   Officer (Principal Executive
                                   and Financial Officer)      ________, 2002


By:/s/ Harold A. Horowitz          Director                    ________, 2002
    Harold A. Horowitz


By:/s/Barry S. Huston              Director                    ________, 2002
    Barry S. Huston

                                                                Exhibit 21.1





                              JUNIPER GROUP, INC.

                                  SUBSIDIARIES




All of the Companies subsidiaries are wholly-owned.

Juniper Group, Inc. Subsidiaries                        Incorporated In
Juniper Entertainment, Inc........................      New York
Juniper Medical Systems, Inc......................      New York

Juniper Entertainment, Inc. Subsidiaries                Incorporated In
Juniper Pictures, Inc.............................      New York
Juniper Internet Communications, Inc..............      New York

Juniper Medical Systems, Inc. Subsidiaries              Incorporated In
PartnerCare, Inc..................................      New York
Juniper Healthcare Containment Systems, Inc.......      New York
PartnerCare Funding, Inc..........................      New York
PartnerCare Select, Inc...........................      New York
Nuclear Cardiac Imaging, Inc......................      New Jersey

                                                             Exhibit 23.1

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021

                                  ------------
                                 (516) 487-0110
                            Facsimile (516) 487-2928










Board of Directors
Juniper Group, Inc.
111 Great Neck Road
Great Neck, NY 11021

         We hereby consent to the use of our report dated March 18, 2002, appearing on page F-2 of Form 10-KSB of Juniper Group, Inc. for the fiscal year ending December 31, 2001.





                                                   Goldstein & Ganz, CPA's, PC


Great Neck, NY
March 18, 2002