Form 10-K/A
period 2001-12-31
JUNIPER GROUP INC
filed 2002-04-12
CIK 864921

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                               AMENDMENT No. 1 to
                      FORM 10KSB TO CORRECT SIGNATURE PAGE

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


Date: April 11, 2002                        JUNIPER GROUP, INC.



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


Signatures                             Titles                       Date
----------                         ------------------           ------------

By:/s/ Vlado Paul Hreljanovic
   --------------------------      Chairman of the Board,
   Vlado P. Hreljanovic            President, Chief Executive
                                   Officer (Principal Executive
                                   and Financial Officer)      April 11, 2002



By:/s/ Harold A. Horowitz
   ----------------------
    Harold A. Horowitz             Director                    April 11, 2002


By:/s/Barry S. Huston
   ------------------
    Barry S. Huston                Director                    April 11, 2002











                                      F-24