Form 10QSB
period 2002-03-31
JUNIPER GROUP INC
filed 2002-05-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                  For the quarterly period ended March 31, 2002
                  ---------------------------------------------

                         Commission file number 0-19170


                              JUNIPER GROUP, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      Nevada                                               11-2866771
---------------------------------              --------------------------------
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
Yes     No X
   ---    ---


     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2002, 8,797,598 shares of common stock.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                                                         March        December
       ASSETS                                           31, 2002      31, 2001
                                                       -----------   -----------
                                                       Unaudited)      (Audited)
Current Assets
  Cash............................................    $    58,354   $    12,135
  Accounts receivable - trade.....................        124,802        96,435
Prepaid expenses and other current assets.........        211,562       301,187
    Total current assets .........................        394,718       409,757
  Film licenses ..................................      2,417,718     2,446,187
  Property and equipment net of accumulated
    depreciation of $253,172 and $230,362
    respectively .................................       305,797        341,432
  Other investment ...............................       200,000        200,000
  Goodwill .......................................       209,106        209,106
  Other assets....................................        15,598          9,108
                                                     -----------    -----------
                                                     $ 3,542,937    $ 3,615,590
                                                     ===========    ===========
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...........   $   986,267    $   799,051
  Notes payable - current.........................       110,101        174,100
  Due to officer .................................        91,391        115,674
  Due to shareholders.............................         7,000          7,000
    Total current liabilities ....................     1,194,759      1,095,825
  Notes payable - long term ......................        12,184         19,220
  Due to producers - long term ...................           911            911
                                                       ---------    -----------
    Total liabilities ............................     1,207,854      1,115,956
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized
  28,057 shares issued and outstanding
  at March 31, 2002 and December 31, 2001,
  respectively: aggregate liquidation preference,
  $56,114 at March 31, 2002, and December 31,
  2001, respectively..............................        2,806           2,806
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 8,323,336 and 7,021,935 issued and
  outstanding at March 31, 2002 and December
  31, 2001, respectively .........................        8,323           7,021
 Capital contributions in excess of par:
  Attributed to preferred stock...................       25,013          25,013
  Attributed to common stock .....................   15,442,139      15,006,868
 Retained earnings (deficit)......................  (13,038,198)    (12,505,592)
 Preferred stock dividend payable.................        -              68,518
                                                    -----------      ----------
                                                      2,440,083       2,604,634
Less: Note for Subscription receivable............     (105,000)       (105,000)
                                                    -----------     -----------
Total shareholders' equity .......................    2,335,083       2,499,634
                                                    -----------     -----------
                                                    $ 3,542,937     $ 3,615,590
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                      Three Months Ended
                                                  March 31,          March 31,
                                                    2002               2001
                                                ------------       ------------

Revenues:

  Entertainment and Technology Services........ $   169,263          $       -
  Healthcare ..................................       -                  19,231
                                                 ----------           ---------
                                                    169,263              19,231
                                                 ----------           ---------

Operating Costs
  Entertainment and Technology Services...         127,320               10,693
  Healthcare ..................................      -                   15,918


Selling, general and administrative expenses...    546,079              393,747
Revaluation of film licenses ..................     28,469               37,800
Revaluation of investment in NCI ..............       -                  33,090
                                                ----------           ----------
                                                   701,868              491,248
                                                ----------           ----------

Net income (loss) ............................. $ (532,605)          $ (472,017)
                                                ==========           ==========
Weighted average number of shares outstanding..  7,328,457            1,752,225
                                                ==========           ==========
Per share data:
Basic and diluted net income (loss)............ $    (0.07)          $    (0.27)
                                                ==========           ==========
















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                         March 31,     March 31,
                                                            2002          2001
                                                       -----------    ----------
Operating Activities:
Net income (loss)                                     $(  532,605)  $  (472,017)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........           25,448        19,663
  Loss on disposition of fixes assets...........           10,187          -
  Payment of officer's compensation with equity.           64,636          -
  Payment of employees' compensation with equity           19,519        14,500
  Allowance for doubtful accounts ..............           10,609        23,744
  Payment of expenses with equity ..............          136,750        23,750
  Revaluation of film licenses .................           28,469        37,800
  Revaluation of investment in NCI .............             -           33,090
Changes in operating assets and liabilities:
  Accounts receivable ..........................          (38,976)      (18,935)
  Prepaid expenses and other current assets ....           90,625        19,745
  Other assets .................................           (7,489)        4,749
  Due to/from officers and shareholders ........          (24,283)       13,222
  Due from affiliates ..........................             -           (5,464)
  Accounts payable and accrued expenses ........          187,214       185,013
                                                      -----------   -----------
  Net cash provided from (used for) operating
  activities ...................................         ( 29,896)     (121,140)
                                                      -----------   -----------
Investing activities:
  Purchase of equipment ........................             -          (20,517)
                                                     ------------   -----------
  Net cash provided from (used for) investing
  activities ...................................             -         ( 20,517)
                                                     ------------    ----------
Financing activities:
  Reduction in borrowings ......................          (71,035)         -
  Payments to and on behalf of producers .......             -          (11,275)
  Proceeds from private placements .............          147,150       153,043
                                                     ------------   -----------
  Net cash provided from (used for) financing
    Activities .................................           76,115       141,768
                                                     ------------   -----------
 Net increase (decrease) in cash ..............            46,219           111
  Cash at beginning of period ..................           12,135           929
                                                     ------------   -----------
  Cash at end of period ........................     $     58,354   $     1,060
                                                     ============   ===========
Supplemental cash flow information:
  Interest paid ................................     $      7,645   $     -
                                                      ===========    ==========


                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                Preferred Stock                   Common Stock
                            ---------------------------    ----------------------------
                                               Capital                  Capital
                                             Contributions             Contributions    Retained
                               Par Value      in Excess     Par Value   in Excess       Earnings
                                at $.10         of Par      at $.001     of Par         (Deficit)
                               ---------     -------------  ---------  -------------    ---------

Balance, December 31, 2001     $    2,806    $  25,013      $  7,021     $15,006,868     $(12,505,592)

Shares issued as payment of             -         -                                          -
compensation to employees....                                    321          83,834

Shares issued as payment for
various expenses ...........            -         -                                          -
                                                                 462         136,288
Shares issued in private
placements..............                -         -              442         146,708         -

Common stock issued as
payment of dividend to
Preferred                              -          -                                          -
stockholders............                                          77          68,441

Net (loss) for the three
months ended March 31,                 -          -             -               -          (532,606)
2002............... .....
                                -----------    ---------   ---------     -----------   ------------
Balance, March 31, 2002         $   2,806      $ 25,013     $  8,323     $15,442,139   $(13,038,198)



                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - Basis of Presentation:

     The interim consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 included in the Company's Form 10-KSB filed with SEC.

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

OVERVIEW
--------

     Juniper  Group,  Inc.'s  (the  "Company")  businesses  are  composed of two
(2)segments: 1) entertainment and technology services and 2) healthcare. The Company and its subsidiaries operate their businesses from the Company's Great Neck location.

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

     2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

Entertainment and Technology Services

     a) Internet Technology Services

     Juniper Internet Communications, Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc., formerly Computer Design Associates, Ltd. ("CDA"), which was acquired 100% by JEI. JINI's emphasis on technology and the Internet focuses particular attention to services for leading Internet broadband service providers, specifically cable and DSL service companies. In December 2000, CDA was renamed JINI to more appropriately reflect JINI's role in the industry's rapid deployment of broadband capabilities and services.

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

     Due to the Company's focus on its internet technology segment, little time and resources have been allocated to the business of PCI. Accordingly, since calendar 2000, no services were performed by this subsidiary.

     b) Juniper Healthcare Containment Systems, Inc. ("Containment") is a company capable of developing and providing full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. Due to the Company,s focus on its internet technology segment, little time and resources have been allocated to the business of Containment. Accordingly, since calendar 2000, no services were performed by this subsidiary.

RESULTS OF OPERATIONS
---------------------
Three Months Ended  March 31, 2002 vs Three Months Ended  March 31, 2001
------------------------------------------------------------------------

     The entertainment and technology segment recognized revenue of $169,000 in the first quarter of 2002 compared to no revenue in the first quarter of 2001. Revenue in this segment was completely attributable to JINI. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Comcast and Network Access Solutions, Inc. contracts. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2002. However, the Company has begun looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets, that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license, and are currently being aired by the licensees.

     There was no revenue related to the Company's Healthcare business in the first quarter of 2002 compared to $19,000 for the first quarter of 2001. The lack of revenue during the first quarter of 2002 was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through May 2002, all operations of the Company, other than JINI, were substantially reduced below that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $127,000 in the first quarter of 2002, compared to $11,000 in the first quarter of 2001, which was exclusively attributed to the technology service business. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the first quarter of 2002 compared to $16,000 in the first quarter of 2001.

     Selling, general and administrative expenses increased from $394,000 in the first quarter of 2001 to $546,000 in the first quarter of 2002, a 39% increase. This increase is primarily due to increases in salaries and payroll taxes of $37,000, consultant's fees of $63,000, and auto expenses of $15,000, partially offset by decreases in travel and entertainment expenses of $22,000.

     Of the $546,000 in selling, general and administrative expenses for the first quarter of 2002, approximately $172,000 or 32%, was attributable to the operations of JINI. Substantially all the remaining selling, general and administrative expenses of approximately $374,000 is attributable to the Parent Company and PartnerCare. Included in these overhead expenses were the following non-cash expenses: salary of approximately $53,000, consulting fees of approximately $121,000 and depreciation and amortization of approximately $17,000. The salary of the Parent Company was primarily attributable to the President of the Company, who was paid in common stock. Consulting fees were primarily attributable to fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees as well, were paid in common stock.

LIQUIDITY AND CAPITAL  RESOURCES
--------------------------------

     At March 31, 2002, the Company had a working capital deficit of ($800,000), compared to a working capital deficit of ($686,000) at December 31, 2001. The ratio of current assets to current liabilities was 0.33:1 at March 31, 2002 and 0.37:1 at December 31, 2001. Cash flow used for operations during the first quarter of 2002 was $(30,000), compared to cash flow used for operations during the first quarter of 2001 of $(121,000). The Company's operations in the first quarter of 2002 were funded by the receipt of proceeds from the sale of 442,000 shares of the Company's common stock for $147,000. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

     The Company plans to continue to attempt to expand its JINI's services business and to invest all available resources in this effort. In April 2002, after the completion of its initial project with Comcast, the Company entered into an agreement with Time Warner Cable - Liberty Division pursuant to which JINI will provide cable modem installation services. The Company believes that if this contract is implemented successfully, it could provide significant revenue and gross profit to allow the Company to generate positive cash flow from operations; however, no assurance can be given in this regard. Also, in May 2002, JINI began providing services in the Northeastern U.S. for a larger westcoast based Internet installation and services company. JINI was selected to perform these services based on competitive quality, responsiveness, and professionlism comparisons to other potential installation providers. Through this subcontracting, JINI expects to begin performing hundreds of monthly DSL and Wireless broadband installations for leading ISPs, DSL service providers and Wireless Internet Data Access vendors who are currently utilizing JINI's customer's services. The Company believes that these customers represent a significant step in the implementation of its plan to become a significant provider for leading internet broadband service providers.

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

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2002. During the first quarter of calendar 2002, the Company has raised greater than $140,000 from the sale of its common stock in private transactions. Based upon the expected revenue, gross profit and projected cash flows of JINI, the Company expects to generate positive cash flow from this subsidiary within the next twelve months. However, the Company will require additional financing to accomplish this goal.

     Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     As of May 10, 2002, the Company has $122,000 principal amount of notes payable outstanding. The Company's notes accrue interest at rates ranging from 18% to 24% per annum, and mature at varying dates, ranging from January through March 2003.

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

Backlog
-------
     The Company has no backlog.

PART II:   OTHER INFORMATION
           -----------------

Item 1.   Legal Proceedings

     Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed on April 11, 2002, and to the references therein, for a discussion of all material pending legal proceedings to which we or any of our subsidiaries are parties.

Item  2.  Changes  in  Securities and Use of Proceeds

     Unregistered Shares of Common Stock, $0.001 par value, issued in the first quarter of 2001 were as follows:

Date                  Purchaser             No. of Shares               Consideration                    Exemption
----------            ---------             -------------               -------------                    ---------

1/1/02                Preferred
                      Stockholders                77,000           Preferred stockholders received a
                                                                   common stock dividend in lieu of
                                                                   cash payments of $69,000
                                                                                                            4(2)

1/2-3/14/02           Employees                  256,000           Employees accepted payment of
                                                                   compensation in common stock in
                                                                   lieu of cash payments of $84,000
                                                                                                            4(2)

3/14-3/19/02          Private Holders
                                                 442,000           Cash payments of $147,000                4(2)

1/31/-3/31/02         Vendors and
                      Consultants                462,000           Vendors accepted common stock in
                                                                   lieu of fees in the amount of
                                                                   $137,000                                 4(2)

Item 3.  Defaults Upon Senior Securities

  None

     No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared and set aside for payment.

     Pursuant to the terms of the Preferred Stock, the Company has the option of making quarterly dividend payments in cash or shares of Common Stock. Prospectively, the Company anticipates making quarterly dividend payments. During April 2002, the Company's Board of Directors authorized the payment of dividends to the Preferred Stock Holders through March 31, 2002 in the amount of $1,594.

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



Date: May 14, 2002


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