Form 10QSB
period 2002-06-30
JUNIPER GROUP INC
filed 2002-08-19
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB






QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


                  For the quarterly period ended June 30, 2002
                  ---------------------------------------------

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






     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 19, 2002, there were 1,502,520 outstanding shares of common stock.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

                               JUNIPER GROUP, INC.


                               FORM 10QSB - INDEX
                                     Page(s)

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2002 (unaudited)
         and December 31, 2001 (audited)                                       2

         Consolidated Statements of Income for the Three
         Month Periods Ended June 30, 2002 and 2001 (unaudited)                3

         Consolidated Statements of Income for the Six
         Month Periods Ended June 30, 2002 and 2001 (unaudited)                4

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2002 and 2001 (unaudited)                5

         Consolidated Statement of Shareholders' Equity for the Six
         Month Period Ended June 30, 2002 (unaudited)                          6

         Notes to Financial Statements                                      7-13

Item 2.  Management's Discussion and Analysis or Plan of Operation         14-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities and Use of Proceeds                         20-21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements


                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                         June          December
                                                       30, 2002        31, 2001
                                                       --------        --------
                                                                       (Audited)
                                 ASSETS
Current Assets:
  Cash ...........................................     $   49,761    $   12,135
  Accounts receivable - trade ....................        123,704        96,435
  Prepaid expenses and other current assets ......        228,499       301,187
                                                        ---------    ----------
      Total current assets .......................        401,964       409,757
  Film licenses ..................................      2,389,248     2,446,187
  Property and equipment, net of accumulated
    depreciation of $281,797 and $230,362,
    respectively .................................        333,920       341,432
  Investment in NetDIVE, Inc......................        200,000       200,000
  Goodwill .......................................        209,106       209,106
  Other assets ...................................         10,174         9,108
                                                       ----------    ----------
                                                       $3,544,412    $3,615,590
                                                       ==========    ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ..........     $  924,242    $  799,051
  Notes payable - current ........................        113,599       174,100
  Due to officer .................................         86,140       115,674
  Due to shareholders ............................          7,000         7,000
                                                      -----------    ----------
       Total current liabilities .................      1,130,981     1,095,825
  Notes payable - long term ......................         21,643        19,220
  Due to producers - long term ...................            911           911
                                                      -----------    ----------
        Total liabilities ........................      1,153,535     1,115,956
Shareholders' Equity
  12% Non-voting convertible redeemable preferred
   stock: $.10 par value, 875,000 shares authorized,
   26,857 and 28,057 shares issued and outstanding
   at June 30, 2002, and December 31, 2001,
   respectively: aggregate liquidation preference,
   $53,714 and $56,114 at June 30, 2002 and
   December 31, 2001, respectively................          2,686         2,806
  Common Stock - $.001 par value, 75,000,000
   shares authorized, 1,198,036 and  702,193
   shares issued and outstanding at June 30, 2002
   and December 31, 2001, respectively ...........          1,198           702
  Capital contributions in excess of par:
   Attributed to preferred stock .................         23,943        25,013
   Attributed to common stock ....................     16,031,614    15,013,187
  Retained earnings (deficit) ....................    (13,566,606)  (12,505,592)
  Preferred stock dividend payable................          3,042        68,518
                                                      -----------   -----------
                                                        2,495,877     2,604,634
  Less: Note for subscription receivable..........       (105,000)     (105,000)
                                                      -----------   -----------
  Total Shareholders' Equity......................      2,390,877     2,499,634
                                                      -----------   -----------
                                                     $  3,544,412   $ 3,615,590
                                                     ============   ===========

                  See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                    Three Months Ended June 30,
                                                     2002              2001
                                                ------------       ------------
Revenues:
     Entertainment and technology services....  $    189,478       $     21,162
     Healthcare ..............................         -                   -
                                                ------------       ------------
                                                     189,478             21,162
                                                ------------       ------------

Operating Costs:
     Entertainment and technology services....       165,682             15,350
     Healthcare ..............................          -                   714

Selling, general and administrative expenses .       520,693            561,362
Revaluation of film licenses..................        28,470             37,800
Revaluation of investment in NCI..............          -                30,954
Settlement Expense............................          -                26,577
Preferred stock dividend......................         3,042              -
                                                ------------       ------------
                                                     717,887            672,757
                                                ------------       ------------

Net income (loss).............................  $  ( 528,409)     $    (651,595)
                                                ============       ============
Weighted average number of shares outstanding        980,260            225,727
                                                ============       ============
Net income (loss) per common share              $      (0.54)     $       (2.89)
                                                ============       ============




















                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                                   Six Months Ended June 30,
                                                     2002               2001
                                                ------------       ------------
Revenues:
     Entertainment and technology services....  $    358,741       $     21,161
     Healthcare ..............................         -                 19,232
                                                ------------       ------------
                                                     358,741             40,393
                                                ------------       ------------
Operating Costs:

     Entertainment and technology services....       293,002             26,043
     Healthcare ..............................          -                16,632

Selling, general and administrative expenses .     1,066,772            955,109
Revaluation of film licenses..................        56,939             75,600
Revaluation of investment in NCI..............          -                64,044
Settlement expenses...........................          -                26,577
Preferred stock dividend......................        3,042               -
                                                 ------------       -----------
                                                   1,419,755          1,164,005
                                                 ------------       -----------

Net income (loss) ............................  $ (1,061,014)      $ (1,123,612)
                                                 ============       ===========
Weighted average number of shares outstanding        861,737            200,615
                                                 ============       ===========
Net income (loss) per common share              $      (1.23)      $      (5.60)
                                                 ============       ===========





















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                       2002            2001
                                                    ------------     -----------
Operating Activities
Net income (loss) .............................. $ (1,061,014)     $ (1,123,612)
 Adjustments to reconcile net cash provided
  by operating activities:
  Depreciation and amortization expense ........       47,713            42,414
  Loss on disposition of fixed assets...........       14,633               -
  Allowance for doubtful accounts...............       38,236             9,284
  Payments of expenses with equity..............      371,266           110,136
  Revaluation of film licenses..................       56,939            75,600
  Revaluation of investment in NCI..............         -               64,044
  Payment of officers' compensation with equity.      105,030               -
  Payment of employees compensation with equity        19,519            71,218
  Preferred stock dividend declared.............        3,042               -
Changes in assets and liabilities:
 Accounts receivable ...........................      (65,505)           75,207
 Prepaid expenses and other current assets .....       72,688           117,052
 Other assets ..................................       (1,066)            4,749
 Due to/from officers ..........................      (29,534)           (8,878)
 Due from affiliates ...........................         -               (4,623)
 Accounts payable and accrued expenses .........      125,191           182,515
                                                 ------------       ------------

 Net cash provided from (used for)                   (302,862)         (384,894)
   operating activities ......................   ------------       ------------

Investing activities:
 Purchase of equipment .......................        (54,834)          (73,246)
                                                 ------------       ------------
Financing activities:
 Reduction in borrowings .....................        (70,636)              -
 Proceeds from borrowings ....................         12,558           241,766
 Payments to and on behalf of producers ......           -              (11,275)
 Proceeds from private placements.............        453,400           248,145
                                                 ------------      ------------
 Net cash provided from (used for)
   financing activities ......................        395,322           478,636
                                                 ------------       ------------
 Net increase in cash ........................         37,626            20,496
 Cash at beginning of period .................         12,135               949
                                                 ------------       ------------
 Cash at end of period .......................   $     49,761            21,445
                                                 ============       ============

Supplemental cash flow information:
  Interest paid ..............................   $     15,245      $        750
                                                  -----------       ------------





                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Preferred Stock           Common Stock
                       ----------------------      -----------------
                                    Capital                    Capital
                                  Contributions             Contributions     Retained
                        Par Value   in excess     Par Value   in excess       Earnings
                         at $.10     of par       at $.001      of par         (Deficit)
                         ---------  ----------    --------   ------------    -----------

Balance,
December 31, 2001         $ 2,806   $ 25,013       $   702    $ 15,013,187   $ (12,505,592)

Shares issued as
payment for
various expenses..           -          -              165         371,101

Shares issued as
compensation
to employees......           -          -               63         124,486

Shares issued in
private placements.          -          -              259         453,141

Common Stock
issued as payment
of dividends
to Preferred
Shareholders                  -         -                8          68,510

Preferred Stock
exchanged for
Common Stock               (120)    (1,070)              1           1,189

Net (loss) for the
six months ended
June 30, 2002.                -         -               -             -          (1,061,014)
                         --------   -------       --------     ------------      -----------
Balance,
June 30, 2002         $  2,686   $  23,943      $   1,198   $   16,031,614     $(13,566,606)
                       =======    ========      =========    =============     ============














                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis Of Presentation

         The Interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2001 included in the Company's Form 10-KSB filed with SEC.

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Recapitalization

     On August 14, 2002, the shareholders approved a reverse stock split of the Company's common shares at the rate of one share for each ten outstanding shares. Unless stated otherwise, all amounts have been restated after giving effect to this one for ten reverse split.

NOTE 2 - Summary of Significant Accounting Policies

Description of Business

     Juniper Group, Inc.'s (the "Company") principal businesses are composed of two segments: 1) entertainment and technology services and 2) healthcare.

(1) Entertainment and Technology Services: The entertainment and technology operations are conducted through three wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company.

(2) Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company.

     Since 2000, the Company curtailed its efforts in the distribution of film licenses and its healthcare business to commit and focus its resources on the growth of the Internet technology business, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, from 2000 through June 30, 2002, no revenue was generated by Juniper Pictures, Inc. and no services were performed by Juniper Healthcare Containment Systems, Inc. and Nuclear Cardiac Imaging, Inc. However, in July 2002, Juniper Pictures recognized a small amount of revenue.

Entertainment and Technology Services:

     a) Internet Technology Services

     Juniper Internet Communications, Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc. JINI's emphasis on technology and the Internet focuses particular attention to services for leading Internet broadband service providers; specifically cable and DSL service companies.

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

Financial Instruments

     The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e. Due to Producers, Notes Payable and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different than their carrying value.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable.

     Concentration of credit risk with respect to the entertainment and technology services segment are primarily subject to the financial condition of the segment's four largest customers, Comcast, NAS, Time Warner and Texolutions.

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

  Goodwill

     Intangible assets at June 30, 2002 consist primarily of goodwill and film licenses. In July 2001, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

     Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. The company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company ceased the amortization of goodwill.

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

Net Income Per Common Share

     The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2002 and 2001, net income per common share and net income per common share-assuming dilution are equal.

NOTE 3 - Accounts Payable and Accrued Expenses

     At June 30, 2002 and December 31, 2001, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $184,000 and $201,000, payroll taxes of $398,000 and $200,000, and regulatory fees of $70,000 and $44,000, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 4 - Film Licenses

     At June 30, 2002 and December 31, 2001, film licenses amounted to $2,389,248 and $2,446,187, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses or fair market value.

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

NOTE 5 - Shareholders' Equity

     All shares and share prices have been adjusted for the one for ten reverse stock split effective August 14, 2002.

     Throughout 2002 and 2001, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $453,400 through the six months ended June 30, 2002 for 259,100 shares of common stock.

Convertible Preferred Stock

     The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. Further, each share of the Preferred Stock is convertible at the holder's option into 0.0004 shares of Common Stock, after giving effect to the August 14, 2002 one for ten reverse stock split.

    At June 30, 2002, 26,857 shares of the Preferred Stock were outstanding. During 2002, 1,200 shares of the Preferred Stock were converted to common shares.

     On June 26, 2002, the Board of Directors authorized the payment of preferred stock dividends accrued through June 30, 2002 amounting to $3,042.

NOTE 6 - Commitments and Contingencies

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

     Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego a portion of his salary for 2002. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2002. In 2002, the Company issued 50,829 shares of common stock valued at $87,500 as payment of Mr. Hreljanovic's net salary.

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







                                       11
Going Concern

     As shown in the accompanying financial statements, the Company's revenue increased to $359,000 through the first half of 2002, from $40,000 in the first half of 2001. Although revenue increased from the comparable prior year interim period, the Company is still incurring net losses and maintains a negative working capital. Net loss was $1,061,000 in the first half of 2002, and $1,124,000 in the first half of 2001; and Working capital was negative $729,000 at June 30, 2002, and negative $686,000 at December 31, 2001.

     During 2002, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $453,000 for working capital and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated.

     The fact that the Company continued to sustain losses in 2002, has negative working capital at June 30, 2002 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

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

NOTE 7 - Income Taxes

     For the six months ended June 30, 2002 and 2001, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2001, the Company has net operating loss carryforwards of approximately $10,653,000.

NOTE 8 - Acquisitions

     On July 26, 2002, the Company, through its wholly owned subsidiary, Juniper Sports, Inc. executed the Stock Exchange Agreement and Plan of Reorganization to acquire 100% interest in Tags Golf, Inc. ("TAGS"), a producer of high quality golf footwear. In the initial phase of the Agreement, the Company delivered 140,000 shares of its common stock as payment for an 80% interest in TAGS. The acquisition agreement also requires the Company to pay a total of $200,000 in two equal installments, or, at the option of the Company, to deliver 70,000 shares of the Company's common stock to acquire the remaining 20% of TAGS. Each installment will increase the Company's ownership in TAGS by 10%.

     In addition, the agreement requires the Company to fund TAGS with $500,000 in three installments beginning August 2, 2002 and ending October 30, 2002. Failure to make one or more payments will reduce the Company's ownership percentage in TAGS. The Company did not make the entire payment due in August. However, the Company has received a waiver from the Seller until August 31, 2002. Further, the Company's obligation to make such payments is deferred until the receipt from the seller of all of the due diligence requirements of the Stock Exchange Agreement.

NOTE 9 - Subsequent Events

     From July 1, 2002 through August 10, 2002, the Company raised $116,500 from
(1) the issuances of $78,000 of convertible debentures; and (2) $38,500 of other loans. Additionally, during this period, the Company issued 10,875 shares of common stock in connection with consulting agreements, and 140,000 shares of restricted common stock in connection with the acquisition of TAGS. (see Note 8 above).

Item 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2001 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

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

- the success of the expansion into the Broadband integration business, and dependence thereon;

- the ability to develop long-lasting relationships with our customers and attract new customers;

- the competitive environment within the industries in which the Company operates, including healthcare, entertainment and broadband technology;

- the ability to attract and retain qualified personnel, particularly the Company's CEO; the president of Juniper Internet Communications,
     Inc. subsidiary; and the President of Juniper Sports, Inc. subsidiary.

- the effect on our financial condition of delays in payments received from third parties;

-    the ability to manage a new business with limited management resources;

-    rapid technological changes;

-    economic conditions; and

- other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW
--------
     Juniper Group, Inc.'s (the "Company") businesses are composed of two (2) segments: 1) entertainment and technology services; and 2) healthcare. The Company and its subsidiaries operate their business from the Company's Great Neck, New York and Elmsford, New York locations.

1. Entertainment and Technology Services: The entertainment and technology operations are conducted through three wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

Broadband Technology Services

         Juniper Internet Communications, the company's Broadband Installation business, continues to integrate and support broadband connectivity in residential and business environments under contracts with Cable companies and DSL and Wireless network service providers in the Northeastern US. JINI also provides post-installation network integration and network security services for its business users.

         JINI's growth has been impacted by the effects of the current recession and the overall problem in the telecommunications industry. Accounts of the company to service telecommunications and cable customers such as Network Access Solutions, Worldcom, Covad and Excite@Home were severely impacted when these companies entered Chapter 11. Covad has since emerged from bankruptcy but with a lower level of business available to the company. Network Access Solutions continues its reliance on Juniper Internet Communications, but at a substantially lower rate of business. The company cautiously continues its support of troubled customers and hopes that this will result in even stronger relationships when the customers complete their restructuring.

         Seeking to offset these weaknesses in its customer base, the company accelerated its new business marketing and sales programs this summer, and has identified a substantial number of potential new customers. Recognizing its limitations on the availability of cash for new account implementation, the company is screening these potential customers for those least likely to be impacted by the economy and most likely to benefit quickly from its recovery.

         Also as part of this program, JINI has begun teaming with regional Broadband installation providers in other areas of the country to qualify for nationwide opportunities from major business accounts. DSL rollouts for major corporations have been secured through JINI's relationship with Texolutions, Inc. Several of these major account rollouts have been delayed by the weak business climate, but they may continue to move forward with heavy activity ongoing and scheduled for the third and fourth quarters of 2002.

     With regard to certain of the Company's customers expected to do well with the economy's recovery, the company's Time Warner broadband installation activity continues to move forward, though still at a reduced pace. JINI also expects Wireless Internet Access to do well, and is currently installing 802.11b wireless access in hotels and conference centers in New York. Similarly, the company has also begun installing firewalls and security software on large customer business networks.

Entertainment

Juniper Pictures, Inc. ("Pictures")

         Since 2000, the Company has reduced its efforts in the distribution of film licenses to commit and focus its resources on the growth of the Internet technology business, which, during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures did not generate revenue throughout 2001 and through June 30, 2002. In July 2002 Pictures generated a small amount or revenue.

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

Healthcare

PartnerCare,  Inc.  ("PCI")

     Due to the Company's focus on its technology segment, little time and resources have been allocated to the business of PCI. Accordingly, since calendar 2000, no services were performed by this subsidiary.

Juniper Healthcare Containment Systems, Inc. ("Containment")

     Containment is a company capable of developing and providing full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. Due to the Company's focus on its technology segment, little time and resources have been allocated to the business of Containment. Accordingly, since calendar 2000, no services were performed by this subsidiary.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Vs Three Months Ended June 30, 2001

     The entertainment and technology segment recognized revenue of $189,000 in the second quarter of 2002 compared to $21,000 in the second quarter 2001. Revenue in this segment was completely attributable to JINI in both periods. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Comcast, Time Warner, Texolutions and Network Access Solutions, Inc. contracts. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2002. However, the Company has begin looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets, that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. However, in July 2002, Juniper Pictures generated a small amount of revenue.

     There was no revenue related to the Company's Healthcare business in the second quarter of 2002 and 2001. The lack of revenue was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through August 2002, all operations of the Company, other than JINI, were substantially below that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $166,000 in the second quarter of 2002, compared to $15,000 in the second of 2001, which was exclusively attributable to the technology service business. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the second quarter of 2002 and minimal expenses in the second quarter of 2001.

                                       16
     Selling, general and administrative expenses decreased from $561,000 in the second quarter of 2001 to $521,000 in the second quarter of 2002, a 7% decrease. This decrease is primarily due to decreases in legal fees of $86,000, and consulting of $36,000, offset by increases in bad debt expense of $41,000, commissions of $29,000, and office expense of $20,000.

     Of the $521,000 in selling, general and administrative expenses for the second quarter of 2002, approximately $200,000 or 38%, was attributable to the operations of JINI. Substantially all the remaining selling, general and administrative expenses of approximately $321,000 is attributable to the Parent Company. Included in these overhead expenses were the following non-cash expenses: salary of approximately $40,400, consulting fees of approximately $97,000 and depreciation and amortization of approximately $16,500. The salarys incurred by the Parent Company were primarily attributable to the President of the Company, who was paid in common stock. Consulting fees were primarily attributed to fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees as well, were paid in common stock.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Vs Six Months Ended June 30, 2001

     The entertainment and technology segment recognized revenue of $359,000 in the first half of 2002 compared to revenue of $21,000 in first half of 2001. Revenue in this segment was completely attributable to JINI in both periods. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Comcast, Time Warner, Texolutions and Network Access Solutions, Inc. contracts. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2002. However, the Company has begin looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets, that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. However, in July 2002, Juniper Pictures generated a small amount of revenue.

     There was no revenue related to the Company's Healthcare business in the first half of 2002 compared to $19,000 for the first half of 2001. The lack of revenue during the first half of 2002 was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through August 2002, all operations of the Company, other than JINI, were substantially below that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $293,000 in the first half of 2002, compared to $26,000 in the first half of 2001, which was exclusively attributable to the technology service business. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the first half of 2002 compared to $17,000 in the first half of 2001.

     Selling, general and administrative expenses increased from $955,000 in the first half of 2001 to $1,067,000 in the first half of 2002, a 12% increase. This increase is primarily due to increases in salaries and payroll taxes of

                                       17
$57,000, consulting fees of $19,000, SEC filing costs of $35,000, office expense of $38,000,and bad debt expense of $43,000, partially offset by decreases in legal expenses of $80,000.

     Of the $1,067,000 in selling, general and administrative expenses for the first half of 2002, approximately $372,000 or 35%, was attributable to the operations of JINI. Substantially all the remaining selling, general and administrative expenses of approximately $694,000 is attributable primarily to the Parent Company. Included in these overhead expenses were the following non-cash expenses: salary of approximately $124,000, consulting fees of approximately $234,000 and depreciation and amortization of approximately $29,600. The salarys incurred by the Parent Company were primarily attributable to the President of the Company, who was paid in common stock. Consulting fees were primarily attributed to fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees as well, were paid in common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had a working capital deficit of ($730,000), compared to a working capital deficit of ($686,000) at December 31, 2001. The ratio of current assets to current liabilities was 0.36:1 at June 30, 2002, and 0.37:1 at December 31, 2001. Cash flow used for operations during the first six months of 2002 was $303,000, compared to cash flow used for operations during the first six months of 2001, of $385,000. The Company's operations in the first six months of 2002 were funded by the receipt of proceeds from the sale of 259,100 shares of common stock for approximately $453,000. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

     The Company plans to continue to attempt to expand its JINI's services business and to invest all available resources in this effort. In April 2002, after the completion of its initial project with Comcast, the Company entered into and agreement with Time Warner Cable - Liberty Division pursuant to which JINI will provide cable modem installation services. In May 2002, the Company also entered into an agreement with Texolutions, Inc. to provide DSL installations throughout the Northeast US for Broadband rollouts to thousands of branch office locations of several major US Corporations. JINI was selected to perform these services based on its competitive quality, responsiveness, and professionalism in comparisons with other potential installation providers. JINI continued its services for Network Access Solutions as NAS reorganized its finances under Chapter 11 protection. The Company believes that if these contracts are supported successfully, they will provide significant revenue and gross profit to allow the Company to generate positive cash flow from operations; however, no assurance can be given in this regard. The Company believes that these customers represent a significant step in the implementation of its plan to become a significant Broadband integrator for leading Internet broadband service providers.

     In 2002, the Company is searching for full time sales and marketing managers with expertise in the Internet and audio streaming industry, and the e-commerce technology. If cash flow permits, the Company plans to enhance its information systems capabilities and create a conduit for video and audio streaming of entertainment products to the Internet. In July 2002, Juniper Pictures generated a small amount of revenue.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2002. During the first six months of calendar 2002, the Company has raised greater than $450,000 from the sale of its common stock in private


                                       18
transactions. Based upon the expected revenue, gross profit and projected cash flows of JINI, the Company expects to generate positive cash flow from this subsidiary within the next twelve months. However, the Company will require additional financing to accomplish this goal.

     On July 26, 2002, the Company, through its wholly owned subsidiary, Juniper Sports, Inc. executed the Stock Exchange Agreement and Plan of Reorganization to acquire 100% interest in Tags Golf, Inc. ("TAGS"), a producer of high quality golf footwear. In the initial phase of the Agreement, the Company delivered 140,000 shares of its common stock as payment for an 80% interest in TAGS. The acquisition agreement also requires the Company to pay a total of $200,000 in two equal installments, or, at the option of the Company, deliver 70,000 shares of the Company's common stock to acquire the remaining 20% of TAGS. Each installment will increase the Company's ownership in TAGS by 10%.

     In addition, the agreement requires the Company to contribute $500,000 to TAGS in three installments through October 30, 2002. The initial installment of $175,000 was to be paid by August 2, 2002. The second installment of $175,000 would be due on August 31, 2002 only subject to receipt by the Company of all due diligence items required to be supplied by TAGS. Failure to make these contributions will reduce the Company's ownership percentage in TAGS. The Company has only made $150,000 of payments as of August 2, 2002. The Company received a waiver from the Seller until August 31, 2002, or receipt of all due diligence requirements.

         Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     As of August 9, 2002, the Company has $135,000 principal amount of Notes and capitalized leases payable outstanding. The Company's notes accrue interest at rates ranging from 18% to 24% per annum, and mature at varying dates, ranging from January through March 2003.

     The Company currently does not have any bank lines of credit.

Seasonality
         Juniper Internet Communications has found that the residential Broadband business slows down in December and during the first quarter of the year. This is offset by heavier demand in the June-November period. The effects of September 11, 2001, coupled with the recessionary effects experienced in 2002, were believed to have had a significantly greater effect on JINI than seasonality in the current year.

     Juniper Sports, Inc. has two primary seasons: in the northern or cold weather regions which account for 40% of annual sales in the February through May period, and the "warm weather/resorts season" which accounts for 20% of annual sales in the October-December period. The other 40% of sales occur throughout the course of the year.

Inflation
         The Company believes that inflation has generally not had a material impact on its operations.

Backlog
         Juniper Sports, Inc. under its "TAGS GOLF" division has back orders totaling $212,000 as of August 12, 2002.

PART II:   OTHER INFORMATION
           -----------------
Item 1.   Legal Proceedings

     Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed on April 11, 2002, and to the references therein, for a discussion of the legal proceeding to which we or any of our subsidiaries are parties. There have been no material developments in any of these legal proceedings since the filing of our Form 10-KSB.

Item  2.  Changes  in  Securities and Use of Proceeds

     Unregistered Shares of Common Stock, $0.001 par value, issued in the second quarter of 2002 were as follows:

                            No.
Date         Purchaser   of Shares       Consideration                     Exemption
-----------  ---------   ----------     -----------------------------     ----------

4/12-6/21/02 Employees     31,000       Employees accepted payment of
                                        compensation in common stock in
                                        lieu of cash payments of $40,000      4(2)

4/1/02       Vendor         3,461       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $11,250.                           4(6)

4/1/02       Vendor         3,204       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $10,500.                           4(6)

4/1,6/20/02  Vendor        46,037       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $87,263.                           4(6)

4/05/02      Private       40,000       Satisfaction of indebtedness of       4(2)
             Holder                     $50,000.

4/05/02      Private       10,000       Satisfaction of indebtedness of       4(2)
             Holder                     $50,000.

4/17, 5/29,  Private       25,400       Satisfaction of indebtedness of       4(2)
6/15, 6/18   Holder                             $31,750
6/27/02

5/16/02      Vendor        19,257       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $30,330.                           4(6)

5/16/02      Vendor        12,200       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $19,215.                           4(6)

5/16/02      Vendor         2,500       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $6,198.                            4(6)

5/29,6/1/02  Private       20,400       Satisfaction of indebtedness of       4(2)
             Holder                     $25,500.

5/29/02      Private       30,800       Satisfaction of indebtedness of       4(2)
             Holder                     $38,500.


                                       20


5/29/02      Private       16,000       Satisfaction of indebtedness of       4(2)
             Holder                     $20,000.

5/29,6/29/02 Private       21,600       Satisfaction of indebtedness of       4(2)
             Holder                     $27,000.

6/13/02      Private       20,000       Satisfaction of indebtedness of       4(2)
             Holder                     $25,000.

6/20/02      Vendor        20,370       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $34,629.                           4(6)

6/25,6/27/02 Private       25,200       Satisfaction of indebtedness of       4(2)
             Holder                     $31,500.

6/27/02      Private        5,600       Satisfaction of indebtedness of       4(2)
             Holder                     $7,000.

6/30/02      Vendor        10,000       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $27,000.                           4(6)

6/30/02      Vendor         1,613       Vendor accepted common stock in
                                        lieu of unpaid fees in the amount
                                        of $6,000.                            4(6)

6/30/02      Preferred      1,000       Conversion of 1,200 shares of         3(a)(9)
             Stockholders               Preferred stock


Item 3.  Defaults Upon Senior Securities

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

     During July 2002, the Company's Board of Directors authorized the payment of dividends to the Preferred Shareholders through June 30, 2002 in the amount of $3,042.

Item 4.  Submission of Matters to Voting Security Holders
         Not Applicable

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             99.1 - Certification of the Chief Executive officer and Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.
             None




                                       21









                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date: August 19, 2002



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

                                                                       Ex. 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.




/s/ Vlado P. Hreljanovic
--------------------------------
Vlado P. Hreljanovic
Chief Executive Officer and Chief Financial Officer
August 19, 2002