Form 10QSB
period 2002-09-30
JUNIPER GROUP INC
filed 2002-11-19
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB






QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


                  For the quarterly period ended September 30, 2002
                  -------------------------------------------------

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






     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 2002, there were 2,881,251 outstanding shares of common stock.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

                               JUNIPER GROUP, INC.


                               FORM 10QSB - INDEX



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                            Pages
                                                                         -----

         Consolidated Balance Sheets at September 30, 2002 (unaudited)
         and December 31, 2001 (audited)                                    2

         Consolidated Statements of Income for the Three
         Month Periods Ended September 30, 2002 and 2001 (unaudited)        3

         Consolidated Statements of Income for the Nine
         Month Periods Ended September 30, 2002 and 2001 (unaudited)        4

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2002 and 2001 (unaudited)        5

         Consolidated Statement of Shareholders' Equity for the nine
         Month Period Ended September 30, 2002 (unaudited)                  6

         Notes to Financial Statements                                    7-13

Item 2.  Management's Discussion and Analysis or Plan of Operation       14-20

Item 3.  Controls and Procedures                                           21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 2.  Changes in Securities and Use of Proceeds                       22-23

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders             23-24

Item 5.  Other Information                                                 24

Item 6.  Exhibits and Reports on Form 8-K                                  24

Signatures                                                                 25

Certifications                                                           25-27

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                       September       December
                                                        30, 2002       31, 2001
                                                        --------       --------
                                                      (Unaudited)     (Audited)
                                 ASSETS
Current Assets:
  Cash ............................................  $      21,519  $    12,135
  Accounts receivable - trade .....................        478,629       96,435
  Inventory........................................        206,710         -
  Due from affiliates..............................        167,844         -
  Prepaid expenses and other current assets .......        236,490      301,187
                                                      ------------  -----------
    Total current assets ..........................      1,111,192      409,757
  Film licenses ...................................      2,357,129    2,446,187
  Property and equipment net of accumulated .......
    depreciation of $350,073 and $230,362
    respectively ..................................        364,803      341,432
  Investment in NetDIVE, Inc. .....................        200,000      200,000
  Goodwill ........................................        632,369      209,106
  Other assets ....................................         12,357        9,108
                                                      ------------  -----------
                                                         4,677,850  $ 3,615,590
                                                      ============  ===========
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses ...........      1,318,776  $   799,051
  Notes payable - current .........................        484,190      174,100
  Due to officer ..................................        202,688      115,674
  Due to shareholders .............................          7,000        7,000
                                                      ------------  -----------
    Total current liabilities .....................      2,012,654    1,095,825
  Notes payable - long term .......................         17,368       19,220
  Due to producers - long term ....................            911          911
                                                      ------------ ------------
    Total liabilities .............................      2,030,933    1,115,956
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  26,857 and 28,057 shares issued and outstanding
  at September 30, 2002 and December 31, 2001,
  respectively: aggregate liquidation preference,
  $53,714 and $56,114 at September 30, 2002, and
  December 31, 2001, respectively .................          2,686        2,806
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 2,357,516 and 702,193 shares issued
  and outstanding at September 30, 2002 and
  December 31, 2001, respectively .................          2,357          702
 Capital contributions in excess of par:
  Attributed to preferred stock ...................         23,943       25,013
  Attributed to common stock ......................     17,034,684   15,013,187
  Retained earnings (deficit)......................    (14,313,274) (12,505,592)
  Preferred stock dividend payable.................          1,521       68,518
                                                     -------------  -----------
                                                         2,751,917    2,604,634

Less: Note for subscription receivable ............       (105,000)    (105,000)
                                                     -------------  -----------
Total shareholders' equity ........................      2,646,917    2,499,634
                                                     -------------  -----------
                                                     $   4,677,850  $ 3,615,590
                                                     =============  ===========

                 See Notes to Consolidated Financial Statements
                                        2

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                               Three Months Ended September 30,
                                                    2002               2001
                                               ------------        -----------

Revenues:
  Entertainment and Technology Services.......  $   457,669         $  162,972
  Healthcare..................................       -                    -
                                                -----------         ----------
                                                    457,669            162,972
                                                -----------         ----------

Operating Costs
  Entertainment and Technology Services........     306,500            128,769
  Healthcare...................................        -                   175


Selling, general and administrative expenses...     862,397            524,322
Revaluation of film licenses ..................      28,469             37,800
Revaluation of investment in NCI ..............        -                33,303
Settlement expenses ...........................        -                26,577
Interest expense...............................       6,971               -
                                                -----------         ----------
                                                  1,204,337            750,946
                                                -----------         ----------

  Net income (loss) ...........................    (746,668)        $ (587,974)
                                                ===========         ==========
  Weighted average number of shares outstanding   1,786,825            366,101
                                                ===========         ==========
  Per share data:
  Basic and diluted net income (loss).......... $     (0.42)        $    (1.61)
                                                ===========          =========

















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                                   2002                2001
                                                -----------       -------------

Revenues:
  Entertainment and Technology Services........ $   816,410         $   184,133
  Healthcare ..................................        -                 19,232
                                                -----------         -----------
                                                    816,410             203,365
                                                -----------         -----------

Operating Costs
  Entertainment and Technology Services........     599,502             154,812
  Healthcare ..................................        -                 16,807


Selling, general and administrative expenses...   1,932,211           1,479,431
Revaluation of film licenses ..................      85,408             113,400
Revaluation of investment in NCI ..............        -                 97,347
Settlement expenses ...........................        -                 53,154
Interest expense...............................       6,971                -
                                                -----------         -----------
                                                  2,624,092           1,914,951
                                                -----------         -----------

  Net income (loss) ........................... $(1,807,682)        $(1,711,586)
                                                ===========         ===========
  Weighted average number of shares outstanding   1,173,488             256,383
                                                ===========         ===========
  Per share data:
  Basic and diluted net income (loss)..........       (1.54)        $     (6.68)
                                                ===========         ===========
















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                    2002               2001
                                                -----------       ------------

Operating Activities:
Net income (loss) ..............................$ (1,807,682)      $(1,711,586)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........      94,449            62,804
  Loss on disposition of fixed assets...........      14,633              -
  Allowance for doubtful accounts ..............      80,522            13,013
  Payment of expenses with equity ..............     515,242           173,123
  Revaluation of film licenses .................      85,408           113,400
  Revaluation of investment in NCI .............        -               97,347
  Payment of officers' compensation with equity.        -                 -
  Payment of employees compensation with equity.     142,587           128,271
  Settlement Expense............................        -               53,154
  Preferred stock dividend declared.............       1,521              -
Changes in assets and liabilities:
  Accounts receivable ..........................    (129,852)          (56,947)
  Inventory.....................................     (45,347)             -
  Prepaid expenses and other current assets ....     121,315           (11,921)
  Other assets .................................       6,300               116
  Due to/from officers and shareholders ........      87,014            31,899
  Due from affiliates ..........................        -               (4,187)
  Accounts payable and accrued expenses ........     284,924            70,072
                                                  ----------        ----------
  Net cash provided from (used for) operating
    activities .................................    (548,966)       (1,041,442)
                                                  ----------        ----------
Investing activities:
  Purchase of equipment ........................     (83,922)         (114,772)
                                                  ----------        ----------
  Net cash provided from (used for) investing
    activities..................................     (83,922)         (114,772)
                                                  ----------        ----------
Financing activities:
  Reduction in borrowings ......................    (221,956)          (20,629)
  Proceeds from borrowings .....................      31,133           541,682
  Payments to and on behalf of producers .......        -              (11,275)
  Proceeds from private placements .............     833,095           657,757
                                                  ----------        ----------
  Net cash provided from (used for) financing
    activities .................................     642,272         1,167,535

  Net increase in cash .........................       9,384            11,321
  Cash at beginning of period ..................      12,135               949
                                                 -----------        ----------
  Cash at end of period ........................ $    21,519       $    12,270
                                                 ===========       ===========
Supplemental cash flow information:
  Interest paid ................................ $     4,901       $     4,876
                                                 ===========       ===========

                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited


                           Preferred Stock           Common Stock
                       ----------------------      -----------------
                                    Capital                    Capital
                                  Contributions            Contributions  Retained
                       Par Value   in excess    Par Value   in excess     Earnings
                       at $.10      of par      at $.001      of par      (Deficit)
                      ---------  ----------    --------   ------------    -----------

Balance,
December 31, 2001     $ 2,806   $ 25,013       $   702    $ 15,013,187   $(12,505,592)

Shares issued as
payment for
various expenses..       -          -              444         514,798

Shares issued as
compensation
to employees......       -          -               99         142,488

Shares issued in
private placements.      -          -              963         832,132

Common Stock
issued as payment
of dividends
to Preferred
Shareholders             -          -                8          68,510

Preferred Stock
exchanged for
Common Stock             (120)     (1,070)           1           1,189

Shares issued to
acquire Tags Golf      -         -                 140         462,380

Net (loss) for the
nine months ended
September 30, 2002.      -         -               -             -        $ (1,807,682)
                     --------   --------      --------     -----------    ------------
Balance,
September 30, 2002   $  2,686   $ 23,943      $  2,357   $  17,034,684    $(14,313,274)
                     ========   ========      ========   =============    ============








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

(1) Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned, and one majority owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company.

(2) Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company.

     Since 2000, the Company curtailed its efforts in the distribution of film licenses and its healthcare business to commit and focus its resources on the growth of the Internet technology business, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, from 2000 through September 30, 2002, no services were performed by Juniper Healthcare Containment Systems, Inc. and Nuclear Cardiac Imaging, Inc. With regard to Juniper Pictures, Inc., no revenues were generated from 2000 through June 30, 2002, however, in July 2002, Juniper Pictures recognized a small amount of revenue.

Entertainment and Technology Services:

a)       Broadband Technology Services

     Juniper Internet Communications, Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc. JINI's emphasis in technology and the Internet focuses particular attention to services for leading Internet Broadband service providers; specifically cable and DSL service companies.

     JINI's initial business focus has been installing and supporting broadband internet connections in homes and businesses under contracts with cable companies, DSL providers and Broadband Product vendors. JINI also provides post-installation network integration and network security services for businesses.

         JINI established broadband services in Philadelphia and New York in May 2001 and has extended its services throughout the Northeastern United States in support of leading cable and DSL providers.

         Most recently JINI has begun services in New York for Cablevision Systems Inc. JINI currently has opportunities to provide, subject to its ability to finance these new services, over 100 technicians and vehicles to install new digital broadband connections for Cablevision subscribers.

         JINI also recently signed a contract with Ratner Companies to provide nationwide DSL installations to their network of Hair Salons throughout the USA.

  b) Entertainment

         Juniper Sports, Inc. (Tags Golf) is a premier golf and casual shoe company. It's point of distribution is golf and specialty shops. Tags' commitment to the highest level of quality is seen not only in its footwear but also in its golf bags and carryalls. Tags has created a desirable product and has become the benchmark of comparison for the golf footwear industry.

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


                                        8
Use of Estimates in the Preparation of Financial Statements

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

     Concentration of credit risk with respect to the entertainment and technology services segment are primarily subject to the financial condition of the segment's five largest customers, Cablevision, Comcast, NAS, Time Warner and Texolutions.

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

Amortization of Intangibles

  Film Licenses

     Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the

                                        9
period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

  Goodwill

     Intangible assets at September 30, 2002 consist primarily of goodwill and film licenses. In July 2001, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. The company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company ceased the amortization of goodwill.

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

NOTE 3 - Accounts Payable and Accrued Expenses

     At September 30, 2002 and December 31, 2001, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $203,000 and $201,000, payroll taxes of $356,000 and $200,000, and regulatory fees of $82,000 and $44,000, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 4 - Film Licenses

     At September 30, 2002 and December 31, 2001, film licenses amounted to $2,357,129 and $2,446,187, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses or fair market value.

                                       10
     The Company has directed predominantly all its time and efforts toward building JINI's business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward re-establishing a foothold in the film industry.

NOTE 5 - Shareholders' Equity

     All shares and share prices have been adjusted for the one for ten reverse stock split effective August 14, 2002.

     Throughout 2002 and 2001, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $833,095 through the nine months ended September 30, 2002 for 963,000 shares of common stock.

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

    At September 30, 2002, 26,857 shares of the Preferred Stock were outstanding. During 2002, 1,200 shares of the Preferred Stock were converted to common shares.

    On September 26, 2002, the Board of Directors authorized the payment of preferred stock dividends accrued through September 30, 2002 amounting to $1,521.

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

     Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's

                                       11
common stock as a part of the payment for the unpaid salary of 2002. In 2002, the Company issued 50,829 shares of common stock valued at $87,500 as payment of Mr. Hreljanovic's net salary.

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

Going Concern

     As shown in the accompanying financial statements, the Company's revenue increased to $816,000 through the third quarter of 2002, from $203,000 in the third quarter of 2001. Although revenue increased from the comparable prior year interim period, the Company is still incurring net losses and maintains a negative working capital. Net loss was $1,808,000 in the third quarter of 2002, and $1,712,000 in the third quarter of 2001; and Working capital was negative $901,000 at September 30, 2002, and negative $686,000 at December 31, 2001.

     During 2002, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $833,000 for working capital and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay its payroll, payroll taxes and the funding of its subsidiary in connection with the acquisition of Tags Golf, Inc. (see Note 8). Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. With regard to the past due payroll taxes, a plan of payment is currently being negotiated. Finally, with regard to Tags Golf, Inc., in accordance with the acquisition, the Company was obligated to provide Tags with $500,000 for working capital by October 30, 2002. As of the date of this report, total advances to Tags have aggregated approximately $230,000. The Company has obtained an extension for the balance of the payments until December 31, 2002. However, if such payments are not made, the Company's interest in Tags of 80% may be reduced to as little as 30%.

     The fact that the Company continued to sustain losses in 2002, has negative working capital at September 30, 2002 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

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






                                       12
NOTE 7 - Income Taxes

     For the nine months ended September 30, 2002 and 2001, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2001, the Company has net operating loss carryforwards of approximately $10,653,000.

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

     In addition, the agreement requires the Company to fund TAGS with $500,000 for working capital in three installments beginning August 2, 2002 and ending October 30, 2002. The Company did not make the entire payment due. However, the Company has received a waiver from the Seller until December 31, 2002. The Company has provided Tags with approximately $230,000 for working capital. If the Company fails to provide the balance of payments, its ownership percentage may be reduced from 80% to as little as 30%.

NOTE 9 - Subsequent Events

     From October 1, 2002 through November 8, 2002, the Company raised $111,000 from the issuances of loans. Additionally, during this period, the Company issued 288,000 shares of common stock in connection with consulting agreements.

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

- the success to fund the Company's subsidiary, Tags, with working capital and the reduction of the Company's ownership percentage should it fail to do so;

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

                                       14
1. Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned and one majority owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

Broadband Technology Services

         Juniper Internet Communications, the company's Broadband Installations business, continues to expand its integration and support of broadband connectivity in residential and business environments under local, regional and nationwide contracts with Cable companies, DSL and Wireless network service providers. JINI also provides post-installation network integration and network security services for business broadband users.

     JINI's growth which was impacted in the first half of the year by the recession and the slowdown in the telecommunications industry has significantly increased in the current quarter. JINI began a coordinated internet marketing, telemarketing and direct mail campaign in late spring and generated over $20M of qualified new business opportunities. These potential opportunities were screened to identify those least likely to be impacted by the weakened economy, and most likely to benefit quickly from an economic recovery.

     This selection process has resulted in the establishment of an arrangement with Cablevision Systems Inc., to provide JINI's services to Cablevision subscribers throughout the New York Metropolitan area, including New York City, and nearby Long Island, New Jersey and Connecticut counties.

         JINI began ramping up its support for Cablevision in Suffolk County NY, in September, 2002. JINI anticipates that as a result of this service, its revenues for the fourth quarter should double those of the third quarter, and could reach a run rate of $3M per year by the end of the fourth quarter.

         In addition, Cablevision has requested JINI to provide over 100 additional technicians and vehicles to support its broadband service installations for Cablevision customers in four more of these New York Metropolitan area territories.

         JINI's ability to maximize its revenue from this Cablevision opportunity, which could reach $8M in the next year, may be limited by a number of factors, including its ability to finance the vehicles, tools and test equipment required, to recruit the number of experienced technicians required, to provide the high quality of installation services expected by Cablevision, and to enjoy the current high levels of demand for its services from Cablevision subscribers, and from Cablevision itself.

         In addition to this Cablevision opportunity the company also continued its broadband cable installation support for Time Warner's Liberty Division in upstate New York, and its partnerships with other regional broadband installation providers in other areas of the country, specifically its major corporate rollouts for customers of Texolutions Inc.

         JINI also continued its support for customers of Network Access Solutions during NAS' reorganization, and JINI signed a nationwide support agreement with Ratner Companies for support of their retail locations DSL service implementations throughout the US. The company also continued its support of wireless 802.11b installations in hotels, conference centers and coffee shops, and security software installations on large business customer networks.
                                       15
Entertainment

Juniper Sports, Inc.

         On July 26, 2002, Juniper Group, Inc. ("JUNI"), through its wholly owned subsidiary, Juniper Sports, Inc., executed the Stock Exchange Agreement and Plan of Reorganization to acquire 100% interest in Tags Golf, Inc. ("TAGS"). In the initial phase of the Agreement, JUNI delivered 140,000 shares of its common stock as payment for an 80% interest in TAGS. The acquisition agreement also requires JUNI to pay a total of $200,000 in two equal installments, or, at the option of JUNI, to deliver 70,000 shares of the Company's common stock to acquire the remaining 20% of TAGS. Each installment, if made, will increase JUNI's ownership in TAGS by 10%.

         Established five years ago, TAGS has been successful in carving a niche in the marketplace. TAGS fashion and originality have become the benchmark of comparison for the golf industry. In those five years, TAGS has attained considerable market share in the ladies business. Up until this point growth has been very controlled, as managing an "open stock" inventory requires significant capital. The acquisition by Juniper Group will fulfill the markets demands for the product. The majority of Tags Golf accounts are up-scale retailers, country clubs and resorts. Due to their volume, the company has intentionally ignored the mass merchandisers, discount off-course retailers and department stores until now.

         To maintain a position of dominance in the golf shoe business, Tags entered into a licensing agreement on July 2002 with Clint Eastwood's Tehama apparel company. This will permit penetration into the prestigious, and highly visible celebrity and entertainment sector of the footwear industry.

         The company's differential advantage is its light-weight and unique styling. It will debut its 2003 collection at the upcoming PGA show in Orlando, Florida.

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






                                       16
Juniper Healthcare Containment Systems, Inc. ("Containment")

     Containment is a company capable of developing and providing full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. Due to the Company's focus on its technology segment, little time and resources have been allocated to the business of Containment. Accordingly, since calendar 2000, no services were performed by this subsidiary.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Vs Three Months Ended September 30, 2001
------------------------------------------------------------------------------
     The entertainment and technology segment recognized revenue of $458,000 in the third quarter of 2002 compared to $163,000 in the third quarter 2001. Revenue in this segment was with $199,000 attributable to JINI and $263,000 attributable to Juniper Sport's purchase of Tags Golf, Inc. in July, 2002. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Comcast, Time Warner, Texolutions and Network Access Solutions, Inc. contracts. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2002. However, the Company has begun looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets, that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. However, in July 2002, Juniper Pictures generated a small amount of revenue.

     There was no revenue related to the Company's Healthcare business in the second quarter of 2002 and 2001. The lack of revenue was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through November 2002, all operations of the Company, other than JINI, were substantially less than that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $307,000 in the third quarter of 2002, compared to $129,000 in the third of 2001, which was attributable to the technology service business and 134,000 attributable to Juniper Sports. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the third quarter of 2002 and minimal expenses in the third quarter of 2001.

     Selling, general and administrative expenses increased from $524,000 in the third quarter of 2001 to $862,000 in the third quarter of 2002, a 65% increase. This increase is primarily due to the 80% purchase of Tags Golf, Inc., by Juniper Sports, which accounts for $201,000 or 73% of the increase in Selling, General and Administrative costs. The remaining increase of $76,000 is primarily attributable to increases in Annual Meeting costs of $29,000 normally held in the fourth quarter, $34,000 in insurance costs and $11,000 increase in bad debt write-off.

     Of the $862,000 in selling, general and administrative expenses for the third quarter of 2002, approximately $215,000 or 25%, was attributable to the operations of JINI, and $201,000 or 23% is attributable to Juniper Sports, Inc. Substantially all the remaining selling, general and administrative expenses of

                                       17
approximately $446,000 is attributable to the Parent Company. Included in these overhead expenses were the following non-cash expenses: salary of approximately $40,400, consulting fees of approximately $106,000 and depreciation and amortization of approximately $35,000. The salaries incurred by the Parent Company were primarily attributable to the President of the Company, who was paid in common stock. Consulting fees were primarily attributed to fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees as well, were paid in common stock.

Nine Months Ended September 30, 2002 Vs Nine Months Ended September 30, 2001
----------------------------------------------------------------------------
     The entertainment and technology segment recognized revenue of $816,000 in the third quarter of 2002 compared to revenue of $184,000 in third quarter of 2001. Revenue in this segment was primarily attributable to JINI and Juniper Sports, with JINI contributing $550,000 or 67%, and Juniper Sports contributing approximately $263,000. The revenue in 2001 was attributable to JINI. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Comcast, Time Warner, Texolutions, Network Access Solutions, Inc., contracts, and the new Cablevision Agreement. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2002. However, the Company has begun looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets, that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. However, in July 2002, Juniper Pictures generated a small amount of revenue.

     There was no revenue related to the Company's Healthcare business in the third quarter of 2002 compared to $19,000 for the third quarter of 2001. The lack of revenue during the third quarter of 2002 was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through November 2002, all operations of the Company, other than JINI, were substantially less than that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $600,000 in the third quarter of 2002, compared to $155,000 in the third quarter of 2001, which was attributable to the technology service business in 2001, and 78% or $465,000 was attributable to JINI, and $134,000 was attributable to Juniper Sports. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the third quarter of 2002 compared to $17,000 in the third quarter of 2001.

     Selling, general and administrative expenses increased from $1,479,000 through the third quarter of 2001 to $1,932,000 through the third quarter of 2002, a 31% increase. This increase is primarily due to $201,000 from Juniper Sports' acquisition of Tags Golf and increases in salaries and payroll taxes of $137,000, consulting fees of $124,000, SEC filing costs and Annual Meeting costs of $80,000, office expense of $50,000,and bad debt expense of $61,000, insurance expense of $37,000, and depreciation and amortization of $32,000, partially offset by decreases in legal expenses of $61,000.

      Of the $1,932,000 in selling, general and administrative expenses through the third quarter of 2002, approximately $626,000 or 32%, was attributable to the

                                       18
operations of JINI , and $201,000 or 10% was attributable to Juniper Sports. Substantially all the remaining selling, general and administrative expenses of approximately $1,100,000 is attributable primarily to the Parent Company. Included in these overhead expenses were the following non-cash expenses: salary of approximately $146,000, consulting fees of approximately $234,000 and depreciation and amortization of approximately $29,600. The salaries incurred by the Parent Company were primarily attributable to the President of the Company, who was paid in common stock during 2002, and who forgave salary in 2001. Consulting fees were primarily attributed to fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees as well, were paid in common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had a working capital deficit of ($901,000), compared to a working capital deficit of ($686,000) at December 31, 2001. The ratio of current assets to current liabilities was 0.36:1 at September 30, 2002, and 0.55:1 at December 31, 2001. Cash flow used for operations during the first nine months of 2002 was $549,000, compared to cash flow used for operations during the first nine months of 2001, of $1,041,000. The Company's operations in the first nine months of 2002 were funded by the receipt of proceeds from the sale of 963,000 shares of common stock for approximately $833,000. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

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

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2002. During the first nine months of calendar 2002, the Company has raised greater than $833,000 from the sale of its common stock in private transactions. Based upon the expected revenue, gross profit and projected cash flows of JINI, the Company expects to generate positive cash flow from this subsidiary within the next twelve months. However, the Company will require additional financing to accomplish this goal.


                                       19
     On July 26, 2002, the Company, through its wholly owned subsidiary, Juniper Sports, Inc. executed the Stock Exchange Agreement and Plan of Reorganization to acquire 100% interest in Tags Golf, Inc. ("TAGS"), a producer of high quality golf footwear. In the initial phase of the Agreement, the Company delivered 140,000 shares of its common stock as payment for an 80% interest in TAGS. The acquisition agreement also requires the Company to pay a total of $200,000 in two equal installments, or, at the option of the Company, deliver 70,000 shares of the Company's common stock to acquire the remaining 20% of TAGS. Each installment will increase the Company's ownership in TAGS by 10%.

     In addition, the agreement requires the Company to contribute $500,000 to TAGS in three installments through October 30, 2002. The initial installment of $175,000 was to be paid by August 2, 2002. The second installment of $175,000 would be due on August 31, 2002 only subject to receipt by the Company of all due diligence items required to be supplied by TAGS. Failure to make these contributions will reduce the Company's ownership percentage in TAGS. The Company has only made payments of $237,500, as of November 13, 2002. The Company received a waiver from the Seller until December 31, 2002, or receipt of all due diligence requirements.

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

Seasonality
-----------
       Juniper Internet Communications has found that the residential Broadband business slows down in December and during the first quarter of the year. This is offset by heavier demand in the June-November period. The effects of September 11, 2001, coupled with the recessionary effects experienced in 2002, were believed to have had a significantly greater effect on JINI than seasonality in the current year.

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

Backlog
-------
     Juniper Sports, Inc. under its "TAGS GOLF" division has back orders totaling $315,000 as of November 12, 2002.





                                       20
ITEM 3.   CONTROLS AND PROCEDURES

a) Evaluations of disclosure controls and procedures.

          Based on evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chairman, Chief Executive Officer and Acting Chief Financial Officer, who is the same person, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

b) Changes in internal control.

          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II:   OTHER INFORMATION

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

Item  2.  Changes  in  Securities and Use of Proceeds

     Unregistered Shares of Common Stock, $0.001 par value, issued in the second quarter of 2002 were as follows:

                            No.
Date         Purchaser   of Shares           Consideration                            Exemption
-----------  ---------   ----------  -----------------------------                   ----------

7/1-9/30/02  Employee       36,076   Employee accepted payment of
                                     compensation in common stock
                                     in lieu of cash payment of $18,038                 4(2)

7/1-9/30/02  Employee       76,904   Employee accepted payment of
                                     compensation in common stock
                                     in lieu of cash payment of $42,547                 4(2)

7/1-9/30/02  Vendor         21,000   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $10,500                                  4(6)

7/1-9/30/02  Vendor         47,500   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $23,750                                  4(6)

7/1-9/30/02  Vendor         43,500   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $21,750                                  4(6)

7/1-9/30/02  Vendor         49,000   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $24,500                                  4(6)

  07/01/02   Vendor         41,860   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $20,930                                  4(2)

  07/26/02   Acquisition   140,000   Acquisition of TAGS with common
                                     stock in lieu of cash payment
                                     in the amount of $270,000                          4(2)

 7/15,7/12   Private       220,069   Satisfaction of indebtedness of
  7/16/02    Holder                  $144,500                                           4(2)

  08/08/02   Private        46,666   Satisfaction of indebtedness of
             Holder                  $34,750                                            4(2)


                                       22

                            No.
Date         Purchaser   of Shares       Consideration                             Exemption
-----------  ---------   ----------     -----------------------------             ----------

8/13,8/19/02 Private      102,222       Satisfaction of indebtedness of
             Holder                     $46,000                                         4(2)

    08/21/02 Private       11,111       Satisfaction of indebtedness of
             Holder                     $5,000                                          4(2)

    08/23/02 Private       55,556       Satisfaction of indebtedness of
             Holder                     $25,000                                         4(2)

    09/21/02 Private      111,111       Satisfaction of indebtedness of
             Holder                     $50,000                                         4(2)

    09/21/02 Vendor        17,988       Vendor accepted common stock in
                                        lieu of unpaid fees in the
                                        amount of $7,195                                4(6)

9/26,9/27/02 Private       38,889       Satisfaction of indebtedness of
             Holder                     $17,500                                         4(2)

     9/30/02 Private      100,000       Satisfaction of indebtedness of
             Holder                     $50,000                                         4(2)

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

     During October 2002, the Company's Board of Directors authorized the payment of dividends to the Preferred Shareholders through September 30, 2002 in the amount of $1,521.

     On July 26, 2002, the Company executed a Stock Exchange Agreement to acquire an interest in Tags (see Note 8 to Consolidated Financial Statements). As required by the Agreement, the Company was obligated to provide Tags with working capital of $500,000 by October 30, 2002. The Company did not make the entire payments due but has obtained an extension until December 31, 2002. The Company has provided Tags with working capital of approximately $230,000. If the Company fails to make the balance of payments, its ownership percentage of 80% may be reduced to as little as 30%.

Item 4.  Submission of Matters to Voting Security Holders

         The Company held its annual meeting of shareholders on August 14, 2002. The following resolutions were proposed and the vote tally was set forth next to each resolution:

(1) The foregoing nominees for election to the Board of Directors received the number of votes for their election set forth opposite their respective names:

                         VOTES CAST

                          FOR               WITHHELD
NOMINEES                ELECTION            AUTHORITY        AGAINST
--------                --------            ---------        -------
Vlado P. Hreljanovic    8,100,194              -              43,779
Harold A. Horowitz      8,100,292              -              43,681
Barry S. Huston         8,100,292              -              43,681


                                       23
 (2) Proposal 2 asked for approval of the Company's 2002 Equity Incentive Plan. The following number of shares were voted by proxy or by ballot, for and against the ratification of the Company's 2002 Equity Incentive Plan.

For:       7,813,814       Against:   97,650                 Abstain:   9, 189
           ---------                 --------                         --------
(3) Proposal 3 asked for approval to grant the Board of Directors the authority to effect a one-for-ten reverse stock split.

For:       7,895,638       Against:  232,404                 Abstain:   15,931
           ---------                --------                          --------
(4) Proposal 4 sought ratification of the appointment of the auditors of the Company for the fiscal year ended December 31, 2002. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended December 31, 2002.

For:       8,103,441       Against:   35,549                 Abstain:   5,983
           ---------                 -------                          -------
Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

            99.1 - Certification of the Chief Executive officer and Acting Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

            On July 26, 2002 the Company filed a report on Form 8-K (date of the report: July 26, 2002), reporting that the Company, through its wholly owned subsidiary, Juniper Sports, Inc. executed the Stock Exchange Agreement and Plan of Reorganization to acquire TAGS.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date: November 14, 2002



                                        By: /s/ Vlado P. Hreljanovic
                                           ------------------------
                                            Vlado P. Hreljanovic
                                            Chairman of the Board, President,
                                            Chief Executive Officer/Acting
                                            Chief Financial Officer


                                 CERTIFICATIONS


I, Vlado P. Hreljanovic, certify that:

1. I have reviewed this quarterly report on Form 10-SQB of Juniper Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15) for the registrant and have:




                                       25
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   November  12, 2002                  by:   s/ Vlado P. Hreljanovic
                                             -----------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer/Acting
                                             Chief Financial Officer

                                                                       Ex. 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.




/s/ Vlado P. Hreljanovic
--------------------------------
Vlado P. Hreljanovic
Chairman of the Board, President
Chief Executive Officer and Acting Chief Financial Officer


Date: November 12, 2002