Form 10KSB
period 2002-12-31
JUNIPER GROUP INC
filed 2003-04-15
CIK 864921

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO--


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent fiscal year. - $1,240,898

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,210,704 based upon the $0.37 average bid price of these shares on the NASDAQ Stock Market for the period March 4, 2003 through April 7, 2003.

     As of April 7, 2003, there were 6,392,602 outstanding shares of Common Stock, $.001 par value per share.

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

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

         2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

B.  Business of the Issuer

         1. Entertainment and Technology Services:

         a) Internet Technology Services

Juniper Internet Communications, Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc., which was acquired 100% by JEI. JINI's emphasis on Technology and the internet focuses particular attention to services for leading Internet Broadband service providers, specifically cable, DSL, wireless and satellite broadband service companies. The adoption of new broadband capabilities by new residential and business internet users will allow JINI to continue to expand its technology deployment and integration services.

The continuing expansion of Broadband based Internet technology continues at a rapid pace. Industry forecasts predict that individual internet connectivity will penetrate 80% of US households by 2005. Broadband connections are expected to grow from the base of 18M users at the end of 2002 to nearly 44M users in 2006. New applications and innovative services for users with broadband connections to the internet, for information and entertainment services are rapidly being introduced.

Leading broadband service providers of cable, DSL, wireless and satellite high speed access to the Internet continue to invest in offering these new services to the millions of new broadband users. The Company believes that the investment required to expand these services will force providers to focus on their core competencies and services and to outsource many non-critical aspects of their business, including installation, integration and support services.

JINI's growth in the past year was affected by the effects of the current recession as three of its key customers were impacted by market conditions. Network Access Solutions halted its sales and implementation of new DSL customers as it sought Chapter 11 protection. Excite@Home, Comcast's web hosting provider caused a significant slowdown in broadband cable service growth after its failure early in the year. Texolutions, Inc. was recently acquired and is in the process of refinancing its operations. The Company establishes reserves against receivables owed by customers whenever it is determined that there may be corporate or market issues that could eventually effect the stability or financial status of these customers or their payments to the Company.

The Company continues to see change in the DSL business as recent governmental regulatory actions continue to reshape the telecommunications side of the broadband market. The Company believes that changes affecting the DSL industry, will be offset by competitive reactions of cable, wireless and satellite providers as Broadband penetration of US households and business continues unabated.

The Company continues to believe that the trend for outsourcing in the deployment and support for Broadband customer services will continue to strengthen as the industry matures. Although the current economic environment has had a dampening effect, the company believes the impact is temporary. We believe that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers.

In the third quarter of 2001, JINI added a senior sales executive and initiated a targeted telemarketing campaign in 2002 that identified nearly twenty million dollars in potential new business opportunities. JINI's ability to take advantage of all the opportunities identified, however, was limited by its capital resources. The Company's efforts were directed towards those opportunities with highest probability of success, and greatest potential for returns and future growth. This program was instrumental in the company's expansion of services to Cablevision and Texolutions.

JINI's continuing focus has been on installing and supporting broadband internet connections in homes and businesses under contracts with Cable companies, DSL providers, and wireless and satellite Broadband Internet access providers. JINI also provides post-installation support, integration and internet security services for business and residential users.

JINI, which established broadband services in New York and Philadelphia, and extended these services throughout the Northeastern United States last year, is now capable of providing nationwide support to its customers through partnerships with service providers in other sections of the country. JINI's services continue to expand rapidly in the New York Metropolitan area as it extends its support of Cablevision in nearby New York suburban counties.

Competition
------------

Services for Broadband deployment have been provided by a mix of in-house service organizations and outsourced support providers. Most cable, satellite and wireless service providers use a mix of both as sources for their customer services, thus optimizing their ability to respond to customer demands for service. Most contracted service still remains in the hands of small independent contractors.

The Company continues to believe that the composition of industry participants in Broadband installation services, which is highly fragmented, will begin to change as smaller companies founded from offshoots of telecommunications installation firms grow or become acquired by larger companies. 180 Connect, Mastec and Prince Telecommunications are examples of firms showing early growth in the Broadband deployment segment of this marketplace. Larger computer service firms like DecisionOne also participate in the market, most often in the DSL services area. Radio Shack provides installation services for broadband equipment and connections sold through its stores.

The competition among service providers is based on both service quality and productivity and is highly dependent on the performance and quality of the business management. The Company believes there is opportunity for new entrant growth and industry consolidation activity in this market. Similarly, while the Company believes that substantial growth through consolidation of smaller competitors is a significant opportunity for the Company, the greater financial resources of its larger competitors may give them an advantage in capitalizing on this opportunity.

Despite the Company's good performance versus its competitors to date, there is no assurance that the Company's limited financial resources can allow it to take full advantage of these successes, nor that it will be able to finance major growth or acquisition opportunities.

Employees
-------------

Mr. Alan R. Andrus manages the Company's Juniper Internet Communications, Inc. subsidiary as its president.

In 2002, the Company added new sales and marketing management with expertise in the broadband sector and has also recruited new supervisory and support personnel with operational skills and experience in Cable, DSL, Satellite and Wireless Broadband services.

JINI also refined its operational infrastructure, selecting experienced field supervisory personnel to direct daily field operations for each of its major accounts. Dedicated operational management has yielded increased operational efficiency, greater customer satisfaction and improved performance in comparison to the company's competitors in its major accounts including Cablevision, Time Warner and Texolutions.

These new Broadband services sales and operations personnel that JINI added have been instrumental in growing the Company's Cablevision, Texolutions and Ratner accounts. The Company believes its new personnel have brought the skills and experience that will allow it to be successful in new account sales and in operational performance in its targeted business sectors.

   b) Entertainment

     Juniper Pictures, Inc. ("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

     For the past several years, the Company has reduced its efforts in the distribution of film licenses to commit and focus its resources on the growth of the Internet technology business, which, during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures did not generate revenue during 2001, and generated a small amount of revenue in 2002. Additionally, Pictures generated approximately $15,000 of revenue in the first quarter of 2003.



Competition
-----------
         Competition is intense in the motion picture distribution industry. The Company will begin reallocating more of its time and effort to the sale of film licenses in 2003, if Company resources are available. The Company is in competition with other motion picture distribution companies, including many of which have greater resources than the Company, both in the acquisition of distribution rights to movie properties and the sales of these properties to the various markets (i.e. Internet, pay, cable and television).

Juniper Sports, Inc.
--------------------

     On July 26, 2002, the Company, through its wholly owned subsidiary, Juniper Sports, Inc., executed the Stock Exchange Agreement and Plan of Reorganization to acquire 100% interest in Tags Golf, Inc. ("TAGS"). In the initial phase of the Agreement, The Company delivered 140,000 shares of its common stock as payment for an 80% interest in TAGS. As part of the acquisition of the 80% interest, the Company was required to provide TAGS with $500,000 in working capital. The acquisition agreement also required the Company to pay a total of $200,000 in two equal installments, or, at the option of the Company, to deliver 70,000 shares of the Company's common stock to acquire the remaining 20% of TAGS. Each installment, if made, would increase the Company's ownership in TAGS by 10%.

      Shortly after the initial acquisition of the 80% interest in TAGS, the Company was unable to complete the funding of working capital as required by the agreements. Accordingly, the Company's interest was reduced to 40% as provided by the Stock Exchange Agreement. Further, based upon the evaluation of the potential of TAGS and the Company's minority holdings, the Company sold 25% of TAGS, leaving ownership of a 15% interest.

        The sale of 25% of TAGS was completed for $75,000 with a $25,000 down-payment and a promissory note for $50,000.

Major Customers
---------------
         In 2002 and 2001, the Company's major customers accounted for the following percentages of total revenue:

                                               2002             2001
                                              ------           ------
         Network Access Solutions               10%            46%
         Comcast                                12%            45%
         Cablevision                            25%            -0-
         Time Warner                            23%            -0-

     No other customers accounted for greater than 10% of the Company's total Revenue.

Employees
---------
     As of March 18, 2003, the Company had 30 full-time employees and one part-time employees and independent contractors.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are located at 111 Great Neck Road, Suite 604, Great Neck, New York 11021. This property consists of 2,105 square feet of offices and is subleased from Entertainment Financing Inc.("EFI"), an entity 100% owned by the Chief Executive Officer of the Company, currently at approximately $6,000 per month. EFI's lease and the Company's sub-lease on this space expire on May 31, 2007. EFI has agreed that for the term of the sub-lease, the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord.

ITEM 3. LEGAL PROCEEDINGS

         In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note for $105,000, maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company has filed the judgment in New Jersey, the state in which the subscriber resides. The Company plans to vigorously pursue collection and believes it will prevail in this matter.

       During 2001, the Company became aware that a party to whom it had previously sold film licenses, which had expired in 1998, had sold distribution rights to the films after the expiration of the licenses. The Company filed an action against this party for damages due to unauthorized licensing of the films to third parties and copyright infringement. The Company settled the matter in March 2003 and will recognize revenue of $15,000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the NASDAQ Small Cap Market, under the symbol "JUNI". The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-counter Market on the NASD OTC Bulletin Board. The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2002 and 2001. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     On August 14, 2002, the Company's shareholder's approved a one-for-ten stock split of the Company's common stock, effective August 18, 2002. All amounts below reflect actual trading prices after giving effect to the reverse stock split.

        2002                            HIGH                    LOW
        ----                            ----                   -----
FIRST QUARTER..................       $ 0.92                   $0.30
SECOND QUARTER.................         0.79                    0.25
THIRD QUARTER..................         1.38                    0.13
FOURTH QUARTER ................         1.00                    0.36

        2001                          HIGH                      LOW
        ----                          ----                     -----
FIRST QUARTER..................       $ 3.10                  $ 1.00
SECOND QUARTER.................         4.30                    0.97
THIRD QUARTER..................         1.90                    0.66
FOURTH QUARTER..................        1.89                    0.13

     Preferred Stockholders are entitled to receive a dividend out of assets legally available for payment at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock accumulate. The quarterly payments due from September 1, 1992, through December 31, 2001 accumulated to $68,518. On October 26, 2001, the Board of Directors authorized the issuance of shares of the Company's common stock valued at an amount sufficient to pay the accrued preferred stock dividends including those accrued for the month of December 2001. The dividends valued at $68,518, was paid to holders of record as of January 28, 2002, upon the issuance of 76,987 shares(pre 1 for 10 reverse stock split) of the Company's common stock. Payment due on March 1, 2002, June 1, 2002, September 1, 2002, in the amounts of $1,062.80, $1,521.42, and $1,521.42, respectively, was paid in 2002;
and December 1, 2002 in the amount of $1,521.42 was paid in January 2003. On January 14, 2003, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set apart which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

     During the third and fourth quarters of 2001, 5,760 and 1,000 shares, respectively, of the Company's Preferred Stock were converted for 42,480 and 8,000 shares, respectively, of the Company's Common Stock. As a result, there are currently 26,857 shares of Preferred Stock, which remain outstanding.

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

     As of April 7, 2003, there were approximately 300 shareholders of record of the Company's Common Stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

Changes in Securities

(a) The information disclosed in Item 4 above is incorporated herein by reference. (b) N/A (c) Shares of Common Stock, $0.001 par value, issued during 2002 totaled 3,886,135 shares.

     During the fourth quarter of 2002, the Company issued 2,135,159 shares of its common stock as follows:

                                  Number
Date             Purchaser        of Shares         Consideration             Exemption
-----            ---------        ---------         -------------             ---------

10/1-12/31/02    Consultants     482,243            Consultants accepted
                                                    common stock as payment
                                                    of fees in the
                                                    amount of $170,563             4(2)

10/1-12/31/02    Employees       516,866            Employees accepted common
                                                    stock as payment of
                                                    salary in the amount of
                                                    $182,543                      4(2)

10/1-12/31/02    Legal           400,000            Payment of legal fees
                                                    accepted in common stock
                                                    in the amount of $170,000     4(2)

10/1-12/31/02    Private
                 Placement       553,210            Satisfaction of indebtedness
                                                    of $199,164                   4(2)

10/1-12/31/02    Fixed Assets    278,492            Deposit and prepayments for
                                                    the purchase of vehicles in
                                                    the amount of $116,966.       4(2)


     Options issued during 2002 totaled 220,000. All stock options were issued during the fourth quarter of 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION OF 2002 OPERATIONS

As 2001 drew to a close, Juniper Internet Communications began to cope with weakness in its two key customer accounts, Comcast and Network Access Solutions. NAS was beginning to restructure its finances in hopes to recover from a Chapter 11 filing, and our Comcast account was dealing with a slowdown in installations caused by the failure of its Internet service provider @Home, and it was also dealing with a need to reduce capital expenditures and to maximize profitability as its proceeded towards its AT&T acquisition agreement.

In responding to these changes, the Company sought out and secured an agreement in the first quarter of 2002 to begin to provide services to Time Warner, in several counties north of New York City. To start this account rapidly and successfully the Company utilized several of its experienced technicians from Philadelphia, incurring substantial travel costs, but assuring a successful startup of this account. Our Time Warner account continued successfully throughout the year, and achieved peak gross profit margins in excess of 50% after transitioning to locally based technicians. The Time Warner engagement was essentially project work, introducing broadband services in the local area, and was not expected to continue indefinitely so the Company began a major marketing campaign in springtime, to add new long term accounts.

Also beginning in early 2002, through the new major marketing program, the Company leveraged its NAS-DSL expertise into a series of projects, teaming with several DSL installation firms in other areas of the county, most notably Texolutions Inc., a California based DSL services installation firm. Through these associations, the Company successfully participated in a number of projects, and established an installation and support infrastructure throughout the Northeast US to support major DSL rollouts for companies like, Worldcom, FedEX, IBM, Honda, Radio Shack, Aetna, Ratner, VitalLink, RoomLynx and Dolce Conference Centers. Among the benefits of these projects was the Company's acquisition of skills in establishing a project based work force, and in successfully managing widespread installation rollouts. JINI technical performance was rated very highly by its customers on all these projects. Gross profit margins from these projects improved with its successive engagement as the company improved its processes for managing these contracts. This business began to slow down in latter 2002 due to the downturn in the economy, and reduced Information Technology spending. Among the harder lessons learned was the need to limit ongoing overhead infrastructure spending between projects. Carrying supervisory personnel between projects eroded gross profit margins earned during the active phases of the projects.

JINI commenced a marketing campaign in April, which was a four part program to identify and qualify leads; communicate to potential customers JINI's services and its key differentiations; to establish a dialogue with the customers to determine their need for outsourcing and their financial commitments to such outsourcing; and to proceed to establish new contracts with the selected qualified customers. All information was painstakingly entered into a master database of customer and contact information with detailed tracking of customer requirements and business opportunities. This process allowed the Company to gauge its success at each step of the process and to quantify results as the customers moved down the sales funnel towards the initiation of successful broadband installation and support contracts.

The Company began by identifying a number of sources for customer database information and it purchased several that best suited its business. It created and conducted a marketing program that built awareness of the Company and its services within 11 thousand potential-customer organizations. Next, a telemarketing program followed up on this awareness phase by employing outsourced telemarketing services to rapidly and effectively qualify nearly eight thousand leads, identify relevant customer requirements and identify the customer's interest and timing for possible use of the Company's services. Some 300 qualified opportunities were referred to the Company's management and sales team who further qualified the customers from both opportunity and financial perspectives, and pursued approximately 100 of these customers for over $22 Million dollars in specific contractual opportunities. Six of these accounts, with a potential revenue opportunity in excess of $10 Million dollars, were selected by the Company for contract negotiation. All were signed by the Company.

As mentioned previously, the Company's new DSL relationships, including its Texolutions contract, and new DSL installation projects were among these contracts. Also among the opportunities resulting from the marketing program was a major new relationship with Cablevision Corporation. This opportunity, which in both size and attractiveness had the potential to exceed all the other opportunities combined, was chosen by the Company as its strategic customer target for the year. Cablevision is the sixth largest cable services company in the U.S. Cablevision is based on Long Island, close to the Company's headquarters. Cablevision was interested in utilizing the Company's services throughout the New York Metropolitan area, allowing the Company the advantage of local and hands-on management in the delivery of its services. The proximity of the services to be provided afforded the Company the opportunity to spend considerable time working on, fine tuning and implementing many unique and innovative approaches to delivering its services, and allowed it to develop a service delivery infrastructure that has enabled it to provide what it believes are the best services provided to Cablevision by any of the Company's competitors who service this customer. Cablevision, was also unique among Cable companies, in that it relied more heavily than most on outsourced installation services, and as a result, considered its subcontractors more as business partners than as providers of commodity-like services. Accordingly, Cablevision has worked closely with the Company to help insure that the Company's services were effective and responsive to Cablevision's needs.

The Company's services were initiated in September 2002 in support of Cablevision in Suffolk County on Long Island. Since that time services were extended to Nassau County, Westchester and Rockland Counties in New York; and to Monmouth County, New Jersey in early 2003. The company has refined its infrastructure and processes creating innovative vehicle and fuel management controls, tools and test equipment provisioning processes, employee and supervisory compensation and incentive programs, dispatching, billing, and consumables provisioning activities.

Cablevision has required the Company to utilize its limited resources to be able to fulfill its contractual obligations and meet Cablevision's stringent requirements. The Company to-date has not been able to maximize the available opportunity within Cablevision due to constraints in available financing for asset purchases, vehicle deposits and leasing and receivables financing. Cablevision is a contractually demanding customer, and significant upfront expenses have been incurred and investments made to provide customer required insurance coverages, supervisory and quality assurance support, technician training and test equipment purchases. The Company is determined to make this account a success and it has been successful to-date in coping with these resource constraints and in providing high quality services to the customer. The Company is currently seeking additional financing to allow it to take full advantage of its excellent positioning with this major customer.

There is no assurance that the Company will be successful in obtaining this financing, nor can it be assured that its services will continue to be provided successfully, or that customer demand for its services will continue to be strong, despite the customer's forecast of heavy workloads, at least through 2004.

The Company plans to continue its emphasis on maximizing the returns from its relationship with Cablevision and with its DSL-provider customers and it plans to renew its new account marketing efforts in second quarter of 2003, with emphasis on other Cable companies, including Comcast-AT&T, and with focus on broadening its base of customer accounts to include other DSL, Satellite and Wireless broadband services providers.

RESULTS OF OPERATIONS
---------------------
Fiscal Year 2002 Vs Fiscal Year 2001

     The Company's revenues increased to $1,241,000 in 2002 from $433,000 in 2001, representing a 185% increase.

     Revenue related to entertainment and technology services increased to 1,232,000 in 2002, from $389,000 in 2001. Revenue in this segment was $966,000 attributable to JINI and $263,000 attributable to Juniper Sport's purchase of Tags Golf, Inc. in July, 2002. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Cablevision, Comcast, Time Warner, Texolutions and Network Access Solutions, Inc. contracts. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses for the past several years. However, the Company has, on a limited basis, continued looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets, that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. However, in 2002, Juniper Pictures generated $3,650 of revenue.

     There was no revenue related to the Company's Healthcare business in 2002 and 2001. The lack of revenue was predominately attributed to the Company's overall direction of its efforts over the past three years toward establishing the business of JINI and to secure market penetration for that business. During the period January 2001, through December 2002, all operations of the Company, other than JINI and Juniper Sports, were substantially inactive, and, accordingly, recognized virtually no activity.

         The entertainment and technology segment recognized operating costs of $980,000 in 2002, compared to $291,000 in 2001, $846,000 which was attributable to the technology service business and 134,000 attributable to Juniper Sports. This increase is primarily the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business.

         The start-up of the Cablevision and Time Warner accounts required the expenditure of approximately $145,000 in extraordinary start-up expenses to allow JINI to respond quickly in securing these opportunities. These non-recurring expenses include $40,000 for interim use of rental vehicles pending delivery of the long-term leased vehicles. These rented vehicles also consumed approximately $10,000 more in fuel than their replacements during the period of their use. The Company also funded $50,000 in non-recurring business and vehicle insurance costs in meeting the up-front requirements of these contracts. Other non-recurring early expenditures included $24,000 in special equipment, $15,000 in facility and other lease deposits and $6,500 in interim accommodations for technicians and supervisors.

     Operating costs increased to $980,000 in 2002 from $306,000 in 2001, a 220% increase.

         Due to the lack of activity in the Company's healthcare business, there were no Healthcare operating costs in 2002 and minimal expenses in 2001.

         Selling, general and administration expenses increased from $1,993,000 in 2001 to $2,461,000 in 2002, a 23% increase. This increase is largely attributed to the purchase of TAGS Golf, Inc. by Juniper Sports, Inc., which accounted for $264,000 or 11% of the 23% increase in the selling, general and administrative costs.

         Of the $2,461,000 selling, general and administrative expenses for 2002, approximately $903,000 or 37% was attributed to the operation of JINI, compared to $711,000 or 36% in 2001. The increase of $192,000 in 2002 over 2001, is attributable to selling, general and administrative expenses of: Salary expenses of $70,000, commission expense of $19,000, Public Relations expense of $11,000, office expenses of $23,000, insurance expense of $24,000, bank charges of $20,000, depreciation expenses of $17,000, bad debt expense of $18,000, and rent expense of $8,000. The increase was offset by decreases in travel expenses of $11,000, and consulting expenses of $68,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     At December 31, 2002, the Company had a working capital deficit of ($563,000), compared to a working capital deficit of ($686,000) at December 31, 2001. The ratio of current assets to current liabilities was .61.1 at December 31, 2002, and 0.55:1 at December 31, 2001. Cash flow used for operations during 2002 was $495,000, compared to cash flow used for operations during 2001, of $827,000. The Company's operations in 2002 were funded by the receipt of proceeds from the sale of 1,318,300 shares of common stock for approximately $970,303. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

     The Company plans to continue to attempt to expand JINI's services business and to invest all available resources in this effort. In April 2002, after the completion of its initial project with Comcast, the Company entered into an agreement with Time Warner Cable - Liberty Division pursuant to which JINI provided cable modem installation services. The Company also entered into an agreement with Texolutions, Inc. to provide DSL installations throughout the Northeast US for Broadband rollouts to thousands of branch office locations of several major US Corporations. JINI was selected to perform these services based on its competitive quality, responsiveness, and professionalism in comparisons with other potential installation providers. JINI continued its services for Network Access Solutions as NAS reorganized its finances under Chapter 11 protection. Liquidity was challenged in the fourth quarter as the Company financed the start-up of the Cablevision account. In a short period of time we invested nearly $140,000 in deposits for vehicles, insurance coverage, equipment, working gear, and facilities and related costs. Included in these cash outlays were significantly above normal expenditures for vehicle rental and fuel costs while awaiting delivery of long-term leased replacements.

     On July 26, 2002, the Company, through its wholly owned subsidiary, Juniper Sports, Inc. executed the Stock Exchange Agreement and Plan of Reorganization to acquire 100% interest in Tags Golf, Inc. ("TAGS"), a producer of high quality golf footwear. In the initial phase of the Agreement, the Company delivered 140,000 shares of its common stock as payment for an 80% interest in TAGS. The acquisition agreement also required the Company to pay a total of $200,000 in two equal installments, or, at the option of the Company, deliver 70,000 shares of the Company's common stock, to acquire the remaining 20% of TAGS. Each installment was to increase the Company's ownership in TAGS by 10%.

     In addition, the agreement required the Company to contribute $500,000 to TAGS in three installments through October 30, 2002, for working capital. Failure to make these contributions reduced the Company's ownership percentage in TAGS. The Company has only made payments of $237,500, as of November 13, 2002. The Company received a waiver from the Seller until December 31, 2002, or receipt of all due diligence requirements.

         The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits however, the Company plans to enhance its information and telecommunications system capabilities to more efficiently and effectively provide its entertainment, internet technology and healthcare services and to acquire additional films during 2003.

     During 2002, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,181,200 for working capital and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock), and through bank borrowings of $20,000. Among the obligations that the Company has not had sufficient cash to pay its payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated. During the first quarter of 2003, approximately $218,000 was paid to the Internal Revenue Service for past due payroll taxes, which are reflected in current liabilities on the Balance Sheet at December 31, 2002. These funds originated from the operations of JINI.

     The Company has suffered recurring losses from operations which raised substantial doubt about its ability to continue as a going concern. The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations. This program has been implemented throughout the Company in all executive, management, administrative and operational groups. During the last quarter the Company has taken advantage of the slowed pace of broadband installations by fine tuning its business model and by restructuring its direct and overhead expenses. The Company has instituted a series of operational refinements which have increased its gross margins from both its cable and DSL implementation services. JINI has fine tuned its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands.

     The Company has created compensation incentive programs for both technical and management personnel focused on performance and productivity. Additionally, part of the Company's plan includes raising additional funds either through issuance of debt or equity. From January 1, 2003 through April 7, 2003, the Company raised approximately $175,000 from the sale of promissory notes and $203,000, through offerings under private placements. The Company intends to raise the necessary funds it may require for the remainder of 2003 through public or private sales of securities. If the Company is unable to fund its cash flow needs, it may reduce or stop planned expansion, or scale back operations.

         The Company currently does not have any lines of credit.

         The Company issued shares of its common stock from 1991 through 1997, without offering preemptive rights to existing Shareholders or procuring waivers of their preemptive rights. No Shareholder has alleged any damage resulting to him as a result of the sale of shares of Common Stock. The amount of damages incurred by Shareholders by reason of the failure to offer preemptive rights, if any, is not ascertainable with any degree of accuracy. The Company believes that if any such claims were asserted, the Company may have valid defenses.

         During 2002 and 2001, the Company focused its resources on the growth of the entertainment and technology segment, which during that time was the most efficient and cost-effective strategy for the Company to maximize revenue.

            As of December 31, 2002, the Company has $128,000 principal amount of Notes and capitalized leases payable outstanding. The Company's notes accrue interest at rates ranging from 9% to 24% per annum, and mature at varying dates, through 2006.

Healthcare
----------
         Since 2000, PCI has not performed any services. This was primarily due to the limited cash of the Company, which was used for the initiation and expansion of the JINI business, and the acquisition of TAGS.

Entertainment and Technology Services
-------------------------------------
     During the past two quarters the Company has taken advantage of the slowed pace of broadband installations by fine- tuning its business model and by restructuring its direct and overhead expenses. The Company has instituted a series of operational refinements which have significantly increased its gross margins from both its cable and DSL implementation services. JINI has fine tuned its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands. The Company has created compensation incentive programs for both technical and management personnel focused on performance and productivity.

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

Backlog
-------
     None

CONTROLS AND PROCEDURES

a) Evaluations of disclosure controls and procedures.

     Based on evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, the Chairman, Chief Executive Officer and Acting Chief Financial Officer, who is the same person, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

                                    POSITIONS
NAME                       AGE      W/COMPANY                  DIRECTOR SINCE
----                       ---      ----------                  --------------
Vlado P. Hreljanovic       55       Chairman of the Board,          1987
                                    President, CEO and
                                    acting CFO

Harold A. Horowitz         52       Director(1)                     1991

Barry S. Huston            56       Director                        2000

Yvonne T. Paultre          64       Secretary                       ---

Alan R. Andrus             59       President/JINI                  ---


(1) Resigned in March 2003.

DIRECTORS
---------

     Vlado P. Hreljanovic has been the President, Chief Executive Officer and Chairman of the Board since 1987. Upon graduation from Fordham University, he joined KPMG (formerly Peat Marwick Mitchell & Co.) as an accountant. Mr. Hreljanovic is and has been the sole shareholder, officer and director of Entertainment Financing, Inc., which only business is as lessee of the Company's offices in Great Neck, New York, and the sub-lessor of such premises to the Company.

     Harold A. Horowitz was a Director of the Company from January 1991 through March 2003. Since October 1, 1995, he has been a principal and Chairman of the Board of In-Stock Business Forms and Paper Products, Ltd., and an independent consultant to various public and private companies. Until October 1, 1995, Mr. Horowitz was a Partner of the law firm of Finkelstein, Bruckman, Wohl, Most and Rothman, which firm was securities counsel to the Company. Mr. Horowitz is an adjunct professor of economics at Yeshiva University. Mr. Horowitz received his JD degree in 1976 from Columbia University School of Law and masters degree in economics from Columbia University in 1973. He received his BA degree from Yeshiva University in 1971.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2002 through December 31, 2002, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                      Long Term
                                                                      Compensation
                          Annual                                      Securities
                        Compensation                    Other Annual  Underlying
Name/Principal Position    Year     Salary     Bonus    Compensation  Options(#)
-----------------------    ----    --------    -----    ------------  ----------

Vlado Paul Hreljanovic      2002   $138,423(1)   -  (2)          (3)      -
Chairman of the Board and   2001   $  86,996(4)  -  (5) $48,153  (6)      -
Chief Executive Officer     2000   $  76,200(7)  -  (8) $60,183  (9)      -


      (1) Throughout 2002, Mr. Hreljanovic received 191,664 shares as payment of net salary of $138,423.82 from a gross salary of $153,117.30.

      (2) In 2002, Mr. Hreljanovic received options to purchase 130,000 shares of the Company's common stock at an exercise price of $0.42 per share as consideration for his efforts to develop JINI. These options had provisions for cashless conversion, and during 2002, the options were unexercised.

      (3) Other compensation for Mr. Hreljanovic in 2002 was primarily comprised of, among things, automobile lease payments and insurance of $25,721 and health and life insurance of $24,655.

      (4) Throughout 2001, Mr. Hreljanovic received 248,460 shares as payment of net salary of $80,749 from a gross salary of $86,996.

      (5) In 2001, Mr. Hreljanovic received options to purchase 131,422 shares of the Company's common stock at an exercise price of $1.10 per share as consideration for his efforts in obtaining capital for the Company. In addition, Mr. Hreljanovic received options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00 per share in recognition of his efforts to develop JINI as well as develop other business opportunities in the healthcare industry. These options had provisions for cashless conversion and, during 2001, the options were converted into 95,500 shares and 436,229 shares, respectively. In addition, for his services as a member of the board of directors, Mr. Hreljanovic received options to purchase 650,000 shares at $0.65. At December 31, 2002, the entire 650,000 options were relinquished and returned back to the Company by Mr. Hreljanovic.

     (6) Other compensation for Mr. Hreljanovic in 2001 was primarily comprised of, among things, automobile lease payments and insurance of $25,583 and health and life insurance of $22,570.

     (7) Throughout 2000, Mr. Hreljanovic received 50,145 shares as payment of his net salary of $61,784 from a gross salary of $76,200. Mr. Hreljanovic agreed to accept options with a provision for a cashless exercise for 28,293 shares at $4.375 per share in lieu of the balance of his salary of $106,658.

     (8) In recognition of efforts exerted on behalf of the Company and its subsidiaries, Mr. Hreljanovic received options to purchase 25,000 shares at $4.375. These options had a provision for a cashless conversion and were converted during 2000 into 9,784 shares.

     (9) Other compensation for Mr. Hreljanovic in 2000 was primarily comprised of, among other things, automobile lease payments, and insurance of $31,900, and health and life insurance of $28,283.

Aggregate Option Exercises in Last Fiscal Year and Year-end Options

                                                   Number of
                                                   Securities     Value of
                                                   Underlying     Unexercised
                                                   Unexercised    In-the-Money
                             Shares (1)            Options at     Options at
                             Acquired              Year-end (#)   Year-end ($)
                                On         Value   Exercisable/   Exercisable/
Name and Principal Position  Exercise    Realized  Unexercisable  Unexercisable
---------------------------  --------    --------  -------------  -------------
Vlado Paul Hreljanovic          -        $   -        130,000/0     $    0/0
Chairman of the Board and
Chief Executive Officer (2)

Barry Huston                    -        $   -         50,000/0     $    0/0
Director

(1) In 2002, Mr. Hreljanovic, Mr. Horowitz and Mr. Huston received options to purchase 130,000, 65,000 and 50,000 shares of common stock, respectively, at the exercise price of $0.42 per share for Mr. Hreljanovic, and $0.39 for Mr. Horowitz and Mr. Huston, as additional compensation as a member of the Board of Directors. At December 31, 2002, options belonging to Mr. Hreljanovic, Mr. Horowitz, and Mr. Huston of 130,000, 65,000, and 50,000, respectively, were unexercised.

     Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2002 was scheduled to be approximately $189,600. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego $43,750 of his salary for 2002. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2002 and 2001. In 2002, the Company issued 190,550 shares of common stock valued at $137,811 as payment of Mr. Hreljanovic's net salary. In 2001, the Company issued 248,460 shares of common stock.

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

STOCK OPTION PLANS
------------------

         Prior to 2002, the Company adopted several stock option plans. On August 14, 2002, the shareholders of the Company adopted the 2002 Equity Incentive Plan, which supplements all previously adopted plans. These plans allow the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten (five years in the case of a 10% or more stockholder).

         During 2002, the Company issued options to purchase 220,000 shares of common stock under several of the Plans. At December 31, 2002, for all plans prior to the 2002 Plan, all options under the Plans were granted and either exercised or cancelled. Further, with regard to the 2001 Plan, at December 31, 2002, 220,000 options remain issued and unexercised (see Options Granted in Note 8 - Shareholders' Equity), and 177,325 remain available. No options have been issued under the 2002 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of April 7, 2003: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and
(iii) all of the Company's Executive Officers and Directors as a group.

                                    BENEFICIAL              PERCENT OF COMMON
 NAME AND ADDRESS                   OWNERSHIP               STOCK OUTSTANDING
----------------------              -------------           -----------------
Vlado P. Hreljanovic                  547,727 (1)                 8.4%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Harold A. Horowitz                       -    (2)                   -
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Barry S. Huston                        50,000 (3)                 0.8%
20 Melby Lane
East Hills, NY  11576

Officers and Directors as a
 group (4 Persons)                    637,727                     9.6%

(1) Includes 130,000 shares of Common Stock issuable upon exercise of options granted to Mr. Hreljanovic under the 2001 and 2002 Stock Option Plans. Includes an aggregate of 39,340 shares of Common Stock owned by Mr. Hreljanovic's children.

(2) Resigned in March 2003.

(3) Includes 50,000 shares of Common Stock issuable upon exercise of options granted to Mr. Huston under the 2001 Stock Option Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

                     Number of
                     Securities
                     Underlying       Weighted average     Number of Securities
                     Outstanding      exercise price of    remaining available
Plan Category          Options        remaining options    for future issuance
--------------        -----------     -----------------    -------------------

Equity compensation
plans approved by
security holders      220,000               $0.41              177,325



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid rent under a sublease during 2002 and 2001 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2002 and 2001 was $84,500 and $80,500, respectively. Under the sublease, which terminates in 2007, the future minimum amount payable over the term of the lease is $317,000.

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company, for a ten-year license period, which expires on June 5, 2003. The Company is obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2002 and 2001, no payments were made to such company and no revenue was recognized from such films.

     Throughout 2002 and 2001, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2002 was $57,897. The net outstanding balance with the officer at December 31, 2002 and 2001, respectively, was a balance due to him of $220,639 and $115,674, respectively.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 190,550 shares of common stock (See Note 8 of the Notes to Consolidated Financial Statements), valued at $137,811 in 2002 and 248,460 (pre 1 for 10 reverse stock split) shares valued at $80,749 in 2001. In addition, in 2002, Mr. Hreljanovic received options to purchase 130,000 shares of the Company's common stock at an exercise price of $0.42 per share as consideration for his efforts to develop JINI. These options had provisions for cashless conversion and, were unexercised at December 31, 2002.

     Additionally, during 2001, the Company's President and Chief Executive Officer, was issued 248,460 shares of common stock, valued at $80,749. In addition, in 2001, Mr. Hreljanovic received options to purchase 131,422 shares of the Company's common stock at an exercise price of $1.10 per share as consideration for his efforts in obtaining capital for the Company. Mr. Hreljanovic also received options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.00 per share in recognition of his efforts to develop JINI as well as develop other business opportunities in the healthcare industry. These options had provisions for cashless conversion and, during 2001, the options were converted into 95,500 shares and 436,229 shares, respectively. In addition, for his services as a member of the board of directors, Mr. Hreljanovic received options to purchase 650,000 shares at $0.65. At December 31, 2002, the entire 650,000 options had been relinquished and returned by Mr. Hreljanovic.

     During 2002 and 2001, legal services were performed by a firm in which Mr. Barry S. Huston, a member of the Company' Board of Directors, is a Partner. Such services related to the collection and settlement of various receivables of the Company. For their services, Mr. Huston's firm receives compensation on a contingent basis (one third upon settlement). During 2002, no compensation was paid. During 2001, Mr. Huston's firm received $23,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

4.4  2002 Equity Incentive Plan

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

(2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 30, 1999

(3) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997

(4) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 27, 2000

(5) Incorporated by reference to the Company's Form S-8 filed on October 1, 2001, as amended on October 30, 2001.

(6) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on August 14, 2002.

(7)  Incorporated  by  reference to the  Company's  Form S-8 filed on January 3,
     2003.

(b)  Reports on Form 8-K. NONE



                   BALANCE OF PAGE LEFT BLANK INTENTIONALLY

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                     Page
                                                                     ----
Independent Auditor's Report........................................  F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001........  F-3

Consolidated Statements of Income for the years ended
December 31, 2002 and 2001..........................................  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001..........................................  F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002 and 2001....................................  F-6

Notes to Consolidated Financial Statements..........................  F-7

                          INDEPENDENT AUDITOR'S REPORT



BOARD OF DIRECTORS AND SHAREHOLDERS JUNIPER GROUP, INC.


     We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



                        /s/GOLDSTEIN & GANZ, CPA's, P.C.





Great Neck, New York
April 11, 2003

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
       ASSETS                                               2002         2001
                                                            ----         ----
Current Assets
  Cash ...........................................     $      6,889  $   12,135
  Accounts receivable - trade (net of allowance)..          194,382      96,435
  Prepaid expenses and other current assets.......          668,031     301,187
                                                        -----------  ----------
    Total current assets ..  .....................          869,302     409,757
  Film licenses ..................................        2,328,659   2,446,187
  Property and equipment net of accumulated
    depreciation of $345,483 and $230,362,
    respectively .................................          445.876     341,432
  Other investment................................          366,115     200,000
  Goodwill .......................................          209,106     209,106
  Other assets ...................................            3,032       9,108
                                                        -----------  ----------
                                                       $  4,222,090 $ 3,615,590
                                                       ============ ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses..........      $  1,011,562 $   799,051
  Notes payable - current .......................           193,021     174,100
  Due to officer ................................           220,639     115,674
  Due to shareholders............................             7,000       7,000
                                                        -----------  ----------
Total current liabilities........................         1,432,222   1,095,825
Notes payable - long term .......................           188,559      19,220
Due to producers - long term.....................               911         911
                                                        -----------  ----------

  Total liabilities .............................         1,621,692   1,115,956
                                                        -----------  ----------
Shareholders' Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  26,857 and 28,057 shares issued and outstanding
  at December 31, 2002 and December 31, 2001,
  respectively: aggregate liquidation preference,
  $53,714 and $56,114 at December 31, 2002, and
  December 31, 2001, respectively ...............             2,686       2,806
 Common Stock - $.001 par value, 75,000,000 shares
  authorized,4,588,328 and 702,193 issued and
  outstanding at December 31, 2002 and December
  31, 2001, respectively .........................            4,588         702
 Capital contributions in excess of par:
  Attributed to preferred stock ...................          23,943      25,013
  Attributed to common stock ......................      17,676,042  15,013,187
  Retained earnings (deficit)......................     (15,003,683)(12,505,592)
  Preferred stock dividend payable.................           1,822      68,518
                                                      ------------- -----------
                                                          2,705,398   2,604,634
   Less: Note for subscription receivable...........       (105,000)   (105,000)
Total shareholders' equity ........................       2,600,398   2,499,634
                                                      ------------- -----------
                                                      $   4,222,090 $ 3,615,590
                                                      ============= ===========


                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME





                             Year Ended December 31,
                                                     2002             2001
                                                     ----             ----
Revenues:
  Entertainment and Technology Services.......  $ 1,232,498       $   388,542
  Healthcare .................................         -               44,232
                                                -----------       -----------
                                                  1,232,498           432,774
                                                -----------       -----------
Operating Costs:
  Entertainment and Technology Services.......      897,500           290,906
  Healthcare .................................            0            15,474
Selling, general and administrative expenses..    2,460,637         1,993,296
Revaluation of film licenses .................      113,878           151,199
Revaluation of investment in NCI .............         -              133,213
Settlement expenses...........................        6,706            72,975
Preferred stock dividend......................        6,084            68,518
Interest expense..............................       29,669              -
Loss on Tags..................................      251,115              -
                                               ------------       -----------
                                                  3,765,589         2,725,581
                                               ------------       -----------

  Net (loss) before other income.............. $ (2,533,091)     $ (2,292,807)
  Gain on sale of inactive subsidiary..........      35,000              -

  Net (loss)...................................   (2,498,091)            -
                                               ============       ===========

  Weighted average number of shares outstanding   1,688,534         3,372,500
                                               ============       ===========

    Basic and diluted net (loss) per common
    share.................................... $      (1.48)     $       (0.68)
                                              ============      =============












                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                             Year Ended December 31
                                                      2002             2001
                                                      ----             ----
Operating Activities:
Net income (loss)                                 $(2,498,091)     $(2,292,807)
Adjustments to reconcile net cash provided by
  operating activities:
  Amortization of film licenses.................        3,650         -
  Settlement expense............................         -              72,975
  Depreciation and amortization expense.........      119,333           94,199
  Payment of officers' compensation with equity       137,811          143,146
  Payment of various liabilities with equity....      879,021          430,377
  Payment of employees' compensation with equity      202,320          128,869
  Revaluation of film licenses .................      113,878          151,199
  Write-off of investment in Tags...............      166,115             -
  Loss on sale of minority interest in Tags.....       85,000             -
  Loss on disposition of assets.................        9,243             -
  Revaluation of investment in NCI .............         -             133,213
  Changes in other operating assets and liabilities      -              27,218
  Preferred Stock dividend declared                      -              68,518
Changes in assets and liabilities:
  Accounts receivable...........................      (97,947)          94,848
  Prepaid and other current assets..............       59,033           19,953
  Other assets .................................        3,591          (10,529)
  Due to/from officers and shareholders ........      104,965           56,663
  Due from affiliates...........................        2,485             -
  Dividend payable...............................       1,822             -
  Accounts payable and accrued expenses ........      212,511           54,960
                                                  -----------       ----------
  Net cash used for operating activities........     (495,260)        (827,198)
                                                  -----------
Investing activities:
  Purchase of equipment.........................      (77,290)        (117,260)
                                                  -----------       ----------
  Net cash used for investing activities........      (77,290)        (117,260)
                                                  -----------       ----------
Financing activities:
  Investment in Tags............................     (222,230)            -
  Proceeds from sale of minority interest in Tags      25,000             -
  Reduction in borrowings ......................      (69,769)        (93,111)
  Proceeds from borrowings .....................      134,000        1,048,755
  Proceeds from private placements..............      700,303             -
  Initial capitalization of JINI................        -                 -
                                                  -----------       ----------
  Net cash provided by financing activities.....      567,304          955,644
                                                  -----------       ----------
  Net increase in cash .........................       (5,246)          11,186
  Cash at beginning of period ..................       12,135              949
                                                  -----------       ----------
  Cash at end of period ........................ $      6,889     $     12,135
                                                 ============     ============
                 See Notes to Consolidated Financial Statements

                                  JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Preferred Stock                  Common Stock
                                         ---------------                  ------------
                                               Capital                  Capital
                                             Contributions            Contributions    Retained
                                    Par Value  in Excess   Par Value    in Excess       Earnings
                                     at $.10    of Par     at $.001      of Par        (Deficit)
                                    --------- ---------    ---------   -----------    ---------

Balance, December 31, 2000          $3,482     $31,039     $  139      $12,884,535  $(10,212,785)

Shares issued as payment for:
  Various expenses..........           -          -           178          796,570          -
  Compensation to officers..           -          -            79          143,067          -
  Compensation to employees.           -          -            33          128,836          -

Exercise of stock options...           -          -            29              (29)         -

Private placements and
  conversion of Debentures..           -          -           239        1,053,511          -

Preferred stock exchanged for
   common stock.............          (676)     (6,026)         5            6,697          -

Net (loss) for the year ended
   December 31, 2001........           -           -          -               -       (2,292,807)
                                  --------      ------     ------      -----------  ------------
Balance, December 31, 2001          $2,806     $25,013     $  702      $15,013,187  $(12,505,592)
                                  ========     =======     ======      ===========  ============

Shares issued as payment for:
  Various expenses..........           -          -           914          687,743          -

Compensation to officers....           -          -           471          137,340          -

Compensation to employees...           -          -           195          202,125          -

Various liabilities.........           -          -           979          596,963          -

Private placements                     -          -         1,318          968,985          -

Preferred stock exchanged for
   common stock.............          (120)     (1,070)         1            1,189          -

Payment of preferred stock
   Dividends...............            -          -             8           68,510          -
Net (loss) for the year ended
   December 31, 2002........           -          -           -               -       (2,498,091)
                                  --------      ------     ------      -----------  ------------
Balance, December 31, 2002          $2,686     $23,943     $4,588      $17,676,042  $(15,003,683)
                                  ========     =======     ======      ===========  ============







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

     Since 2001, the Company curtailed its efforts in the distribution of film licenses and its healthcare business to commit and focus its resources on the growth of the Internet technology business, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, during 2002, Juniper Pictures, Inc. recognized a small amount of revenue. It recognized no revenue in 2001. No services were performed by the healthcare subsidiaries in 2002 and 2001.

Entertainment and Technology Services:

         a) Broadband Technology Services

Juniper Internet Communications, Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc., JINI's emphasis on technology and the Internet focuses particular attention to services for leading Internet broadband service providers; specifically cable and DSL service companies.

JINI's business focus is on installing and supporting broadband Internet connections in homes and businesses under contracts with cable companies, DSL providers, wireless and satellite Broadband providers and Broadband product vendors. JINI also provides post-installation network integration and network security services for businesses.

JINI instituted its broadband services in Philadelphia and New York in May 2001 and has since extended its services throughout the Northeastern United States in support of leading cable and DSL providers.

In the second quarter of 2002, JINI began services in the Hudson Valley region of New York State supporting Time Warner Cable. In the third quarter of 2002 JINI was awarded a contract to support Cablevision Systems Inc. in Suffolk County New York, and followed this in fourth quarter with expansion into Nassau County, New York. In First Quarter 2003, JINI initiated services in Westchester and Rockland Counties in New York, and in Monmouth County New Jersey, for Cablevision. Subject to its ability to finance these new services, JINI currently has opportunities to provide scores of additional technicians to install new digital services and broadband Internet connections.

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

JINI's growth was impacted in the first half of the year by the recession and the slowdown in the telecommunications industry but increased in the third and fourth quarters of 2001. Cable, Satellite and Wireless services and opportunities continue to be strong, but DSL activity continues to see the effects of the weak economy and the weakness in the telecommunications industry. JINI began a coordinated Internet marketing, telemarketing and direct mail campaign in late spring and generated over 10 million of qualified new business opportunities. These potential opportunities were screened to identify those least likely to be impacted by the weakened economy, and most likely to benefit quickly from an economic recovery.

This selection process resulted in the establishment of a major new contract with Cablevision Systems Inc., to provide JINI's services to Cablevision subscribers throughout the New York Metropolitan area, including New York City, and nearby Long Island, New Jersey and Connecticut counties.

JINI began ramping up its support for Cablevision in Suffolk County NY, in September 2002. JINI has since added additional support for Cablevision in Nassau, Westchester and Rockland Counties, and in Monmouth County New Jersey.

The quality of JINI's performance in support of Cablevision has been strong as measured by the company's operational measurements. JINI expects that Cablevision will request JINI to add a significant number of additional technicians in support of Cablevision's New York Metropolitan area Digital Cable and Broadband Internet installations in the spring of 2003.

Juniper Group recently completed a vehicle purchasing agreement with Ford Motor Credit, allowing JINI to expand its fleet of technician vehicles supporting Cablevision. JINI's ability to maximize its revenue from this Cablevision opportunity, may be limited by a number of factors, including its ability to finance the vehicles, tools and test equipment, and to recruit the number of experienced technicians required to provide the high quality of installation services expected by Cablevision, and to exploit the high demand for its services from Cablevision.

To maximize capital availability for new services the company continues to evaluate the services to other customers based on their margin contributions and their accounts receivables payment practices. The company wrote off a portion of its accounts receivables that were outstanding in third quarter of 2001 when Network Access Solutions entered Chapter 11 protection. The company continues to reserve outstanding receivables which might be affected by corporate changes among its customers. In addition to reserves for NAS, the company also reserved funds for certain receivables from Time Warner and Texolutions. The company will continue to evaluate continuation and growth of its key accounts including Cablevision, Time Warner, and Texolutions, Ratner and others on the basis of these criteria.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Summary of Significant Accounting Policies (Continued)

 Entertainment and Technology Services (Continued):

 b) Entertainment

     Juniper Pictures, Inc. ("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. Juniper Pictures, Inc. recognized a small amount of revenue in 2002, and no revenue in 2001.

Healthcare

     PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospitals, and Write-off Review, appeals of any third party rejections, denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc. PCI has not performed any services in 2002 and 2001.

Principles of Consolidation

     The consolidated financial statements include the accounts of all subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies (Continued)

Financial Instruments

         The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e. Due to Producers, Notes Payable and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis (see Notes 7 and 8) using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different than their carrying value.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable (See
Note 2).

     Concentration of credit risk with respect to the entertainment and technology services segment are primarily subject to the financial condition of the segment's five largest customers, Cablevision, Time Warner, NAS, Comcast and Texolutions.

  Film Licenses

     Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments (See Note 6).

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


         The Company maintains distribution rights to four films for which it has no financial obligations unless and until the rights are sold to third parties. The value of such distribution rights has not been reflected in the balance sheet. The Company was able to acquire these film rights without guaranteed minimum financial commitments as a result of its ability to place such films in various markets.

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

  Statement of Financial Accounting Standards No. 142

     Intangible assets at December 31, 2002 consist of goodwill and film licenses. In July 2001, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

     Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company ceased the amortization of goodwill. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after the third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party.

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

  Recapitalization

     On August 16, 2002, the Board of Directors authorized a reverse stock split of the Company's common shares at the rate of one share for each ten outstanding shares. Unless stated otherwise, all amounts from prior periods have been restated after giving effect to this one for ten reverse split.

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

  Reclassifications

     Certain amounts in the 2001 financial statements were reclassified to conform to the 2002 presentation.

NOTE 2 - Accounts Receivable

     The Company estimates an allowance for doubtful accounts which amounted to approximately $752,000 and $660,000 at December 31, 2002 and 2001, respectively.

NOTE 3 - Property and Equipment

         Depreciation expense for the year ending December 31, 2002 was $119,333. At December 31, 2002, property and equipment consisted of the following:

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Property and Equipment (Continued)

Equipment                                   $   463,106
Vehicles                                        197,731
Website                                          73,625
Leasehold improvements                           29,959
Furniture and fixtures                           26,938
                                            -----------

Total property and equipment                    791,359
Accumulated depreciation                       (345,483)
                                            -----------
Property and equipment, net                 $   445,876
                                            ===========

NOTE 4 - Accounts Payable and Accrued Expenses

     At December 31, 2002 and 2001, respectively, the significant components of accounts payable and accrued expenses were:

                                              2002     2001
                                            -------- --------
                  Payroll taxes             $393,000 $200,000
                  Accrued payroll             83,000   93,000
                  Regulatory fees             62,000   26,000
                  Legal fees                  58,000  201,000
                  Consulting fees              4,000   57,000
                                            -------- --------
                                            $600,000 $577,000

Other accruals relate to selling, general and administrative expenses incurred in the normal course of business (see Note 20 - Subsequent Events regarding payroll taxes).

NOTE 5 - Film Licenses
     At December 31, 2002 and 2001, film licenses amounted to $2,328,659 and $2,446,187, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses or fair market value. Such accumulated amortization amounted to $375,481 and $371,831 at December 31, 2002 and 2001, respectively.

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

     Based upon the Company's estimates of future revenue as of December 31, 2002, approximately 31% of the unamortized film licenses will be amortized during the three years ending December 31, 2005. Management expects that greater than 65% of the film licenses applicable to related television and films will be amortized by 2007.
                                      F-13

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Film Licenses (Continued)

     The Company's policy is to amortize film licenses under the film forecast method. Additionally, in accordance with SFAS No. 121 (see Note 1), the Company assesses the value of other film licenses for impairment. Based upon the forecast of future revenue anticipated from the sales of its films, the Company has determined it appropriate to write down the carrying amount of its film library by approximately $114,000 and $151,000 in 2002 and 2001, respectively.

         Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term.

NOTE 6 - Notes Payable

     The composition of Notes Payable at December 31, 2002 and 2001, was as follows:

                                                     2002           2001
                                                   --------       --------

Capitalized vehicle leases, payable in monthly
 installments, bearing interest at varying rates
 from 9% to 24%, maturing in 2004 thru 2006        $127,725        $  -

Demand notes payable within one year,
 Non-interest bearing                                33,855           -

Commercial loan payable in monthly
 installments, bearing interest of 12%
 Maturing in March 2004                              20,000           -

Demand note payable March 2003, bearing
 Interest of 15%                                    100,000           -

18% Convertible Secured Promissory Note
  maturing in June 2002 - currently due             100,000         100,000

Advances and Demand Notes bearing interest at
  varying rates of up to 2% per month                 -            $ 32,706

Settlement agreements and arbitration awards,
  Payable in equal monthly installments of
  $8,659, maturing in June 2002 (See Note 10)         -              60,614
                                                   --------        --------
                                                    381,580         193,320
                                                   --------        --------
Less current portion .........................      193,021         174,100
                                                   --------        --------
Long term portion ............................     $188,559        $ 19,220
                                                   ========        ========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - Producers' Minimum Guarantees and Participations

     Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees and producer's participations were $911, at both December 31, 2002 and 2001. The balance at December 31, 2002 is payable through 2004.

NOTE 8 - Shareholders' Equity

     All shares and share prices have been adjusted for the one for ten reverse stock split effective August 16, 2002.

         Throughout 2002 and 2001, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $970,303 and $1,053,750 for 1,318,300 and 2,392,000 shares of common stock in 2002 and 2001, respectively.

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

     In 2002 and 2001, the Company issued 660,240 and 1,125,010 (pre 1 for 10 reverse stock split) shares to employees as compensation, valued at $340,131 and $272,015, respectively.

     In connection with payables for operating activities, the Company issued 914,450 and 1,776,000 shares (pre 1 for 10 reverse stock split), valued at $688,657 and $796,748 in 2002 and 2001, respectively.

     All shares issued in 2002 and 2001 for notes payable, indebtedness to producers and payables for operating, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

     Net (loss) per common share for 2002 and 2001 has been computed by dividing net (loss), after preferred stock dividend requirements of $6,444 and $6,672 in 2002 and 2001, respectively, by the weighted average number of common shares outstanding throughout the year of 1,688,534 and 3,372,500 (pre 1 for 10 reverse stock split), respectively.

  Stock-Based Compensation

         The company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the company recognizes no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Shareholders' Equity (Continued)

         Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123), which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 11 - Incentive Compensation Plans - pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

Options Granted

As of December 31, 2002, options outstanding and exercisable had a range of exercise prices from $0.39 to $0.42. Such options had a weighted average exercise price of $0.41, and a weighted average remaining contractual life of 5 years.

A summary of option transactions for the two years ended December 31, 2002, follows (2001 amounts have been restated for the 1 for 10 reverse stock split):

                                                             Weighted average
                                                     Options  option price

------------------------------------------------------------------------------
Outstanding at December 31, 2000                        -     $   -
         Granted                                     184,642    8.74
         Exercised                                    99,142   10.74
         Returned                                     85,500    6.50
------------------------------------------------------------------------------
Outstanding at December 31, 2001                        -         -
------------------------------------------------------------------------------
         Granted                                     220,000    0.41
         Exercised                                      -         -
------------------------------------------------------------------------------
Outstanding at December 31, 2002                     220,000    0.41
------------------------------------------------------------------------------


Convertible Preferred Stock

     The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value.

     At December 31, 2002, 26,857 shares of the Preferred Stock were outstanding. During 2002 and 2001, 1,200 and 6,760 shares of the Preferred Stock, respectively, were converted to common shares.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - Shareholders' Equity (Continued)

Convertible Preferred Stock (Continued)

     On October 26, 2001, the Board of Directors authorized the issuance of shares of the Company's common stock valued at an amount sufficient to pay the accrued preferred stock dividends including those accrued for the month of December 2001. The dividends valued at $68,518 were paid to holders of record as of January 28, 2002, upon the issuance of 76,986 (pre 1 for 10 reverse stock split) shares of the Company's common stock. Payment due on March 1, 2002, June 1, 2002, September 1, 2002, in the amounts of $1,062.80, $1,521.42, and
$1521.42, respectively, was paid in 2002; and December 1, 2002 in the amount of $1,521.42 was paid in January 2003. On January 14, 2003, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

 Warrants

     On October 5, 2000, the Company entered into an investment advisory agreement whereby the investment advisor will provide introductions to the financial community, assist in raising capital, provide merger and acquisition candidates, and provide other advisory services. In consideration, the Company granted warrants to purchase shares of the Company's common stock. As a result of the Company's two reverse stock splits since these warrants were issued, the number of shares available upon exercise and the price per share changed to the point where the Company believes the warrants will never become exercised. The term of the warrants is five years and expires on October 14, 2004. At December 31, 2002, none of the warrants were exercised.

 Convertible Debt

         During 2001, the Company sold $332,000 of convertible debentures. During 2001, $232,000 of debentures were converted into shares of the Company's Common Stock.


NOTE 9 - Related Parties

     The Company paid rent under one sub-lease during 2002 and 2001 to a company affiliated with the Chief Executive Officer. The lease agreement expires in May 2007. The rent paid and terms under the subleases were substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2002 and 2001 was approximately $84,500 and $80,500, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - Related Parties (Continued)

     The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a license period which expires on June 5, 2003. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 2002 and 2001, no payments were made to the affiliate and no revenue was recognized.

     The Company owns distribution rights to two films which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company has received no revenue relating to these films during 2002 and 2001.

     Throughout 2002 and 2001, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2002 was $220,639. The net outstanding balance due to the officer at December 31, 2002 and 2001, respectively, was $220,639 and $115,674.

     As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 649,683 and 248,460 (pre 1 for 10 reverse stock split) common stock (See Notes 8 and 10), valued at $137,811 and $80,749 in 2002 and 2001, respectively.

         Additionally, during 2002 and 2001, respectively, the Company's President received options for 130,000 shares at a price of $0.42, and 1,381,422 shares at prices ranging from $0.65 and $1.10 per share (pre 1 for 10 reverse stock split). However, during 2001, the President relinquished and returned 650,000 options which had an exercise price of $0.65 per share (pre 1 for 10 reverse stock split). At December 31, 2001, the remaining options of 731,422 had been exercised.

         The Company issued options to other non-employee directors in 2002 and 2001 for 115,000 and 380,000 shares(pre 1 for 10 reverse stock split), respectively. The non-employee directors relinquished and returned 150,000 shares on July 19, 2002. The balance of 230,000 options were exercised as of December 31, 2001.

         The Company also issued options to an Officer of the Company during 2002 and 2001 for 40,000 and 85,000 shares, respectively. However, during 2001, the Officer relinquished and tendered 55,000 options back to the Company and the balance of 30,000 options were exercised. As of December 31, 2002, 40,000 options remain unexercised.

                                  JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - Related Parties (Continued)

     During 2002 and 2001, legal services were performed by a firm in which Mr. Barry S. Huston, a member of the Company' Board of Directors, is a partner. Such services related to the collection and settlement of various receivables of the Company. During 2002, no payment was made to Mr. Huston or his firm. For their services, Mr. Huston's firm receives compensation on a contingent basis (one-third upon settlement). During 2001, Mr. Huston's firm received $23,000.

NOTE 10 - Commitments and Contingencies

 Leases

     The Company leases its New York office facility under a sublease (see Note
9). As of December 31, 2002, payments are as follows:


                           2003             $ 62,167
                           2004             $ 64,584
                           2005             $ 67,001
                           2006             $ 69,419
                           2007             $ 30,234
                                            -----------
                                            $293,405

During the year the Company entered into several operating leases for trucks. For the year ended December 31, 2002, the auto lease expense amounted to $10,705. The minimum future lease payments for such leases are as follows:

                           Year ending December 31,
                                    2003                      $ 60,164
                                    2004                        40,690
                                    2005                        32,283
                                                              --------
                                                              $133,137
                                                              ========
 License Agreements

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Commitments and Contingencies (Continued)


     Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego $43,750 of his salary for 2002. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2002 and 2001. In 2002, the Company issued 190,550 shares of common stock valued at $137,811 as payment of Mr. Hreljanovic's net salary.

     Additionally, the Company issued to Mr. Hreljanovic options to purchase 130,000 shares of the Company's common stock at an exercise price of $0.42 per share as compensation for his efforts on behalf of the Company (see Note 8). These options were unexercised and remain outstanding at December 31, 2002.

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

     In January of 2001, the Company employed a new president for its subsidiary JINI. Although a formal employment agreement has not been prepared, the terms of employment include a salary of $200,000 per year, and options to purchase 100,000 shares of common stock at $1.20 per share to be earned as certain benchmarks are achieved over a two year period. Additionally, the terms of employment provide for an auto allowance and health insurance. In an effort to reduce expenses during mid-2002, the new president of JINI agreed to reduce his salary to $150,000. During the term of his employment no options have been issued to him.

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Commitments and Contingencies (Continued)

Litigation

     In April 1999, the Company settled a legal action against it for a payment of $310,000 to be paid out in three annual payments, maturing on April 20, 2001. As inducement to secure a settlement, the Company issued 93,320 shares of common stock ( pre 1 for 10 reverse stock split) for the benefit of the Plaintiffs. Payments made during 2000 were less than those required by the settlement agreement. Accordingly, during 2001 the Company renegotiated the payment schedule to settle the outstanding balance of $120,000. These payments were completed in 2002. (See Note 6.)

Going Concern

     As shown in the accompanying financial statements, the Company's Revenue increased to $1,232,000 in 2002, from $433,000 in 2001; Net loss was $2,498,000 in 2002, and $2,293,000 in 2001; Working capital was negative $463,000 at December 31, 2002 and negative $686,000 at December 31, 2001.

     During 2002, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $700,000 for working capital and issued common stock to pay for approximately $1,695,000 of debt and operating expenses through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated.

     The fact that the Company continued to sustain losses in 2002, has negative working capital at December 31, 2002 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

     The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2003 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - Incentive Compensation Plans

         Prior to 2002, the Company adopted several stock option plans. On August 14, 2002, the shareholders of the Company adopted the 2002 Equity Incentive Plan, which supplements all previously adopted plans. These plans allow the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten (five years in the case of a 10% or more stockholder).

         During 2002, the Company issued options to purchase 220,000 shares of common stock under several of the Plans. At December 31, 2002, for all plans prior to the 2001 Plan, all options under the Plans were granted and either exercised or cancelled. Further, with regard to the 2001 Plan, at December 31, 2002, 220,000 options remain issued and unexercised (see Options Granted in Note 8 - Shareholders' Equity), and 175,325 remain available. No options have been issued under the 2002 Plan.


Statement of Financial Accounting Standards No. 123

     The Company has stock-based compensation plans, as described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's income from continuing operations and earnings per share for the two years ended December 31, would have been impacted as shown in the following table;



                                       December 31, 2002   December 31, 2001
                                       -----------------   -----------------

Net Income

         As reported                         (2,498,092)          (2,292,807)

         Pro Forma                           (2,565,846)          (3,558,011)

Basic and diluted earnings per share

         As reported                              (1.48)               (6.82)

         Pro Forma                                (1.32)              (10.28)

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - Income Taxes

     For the years ended December 31, 2002 and 2001, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2002, the Company has net operating loss carryforwards of approximately $12,520,000. These carryforwards expire as follows:

                         2006           $  490,000
                         2007            1,451,000
                         2008              165,000
                         2009              717,000
                         2010              231,000
                         2011              568,000
                         2012            1,107,000
                         2018              956,000
                         2019            1,257,000
                         2020            1,643,000
                         2021            1,787,000
                         2022            2,148,000
                                       -----------
                                       $12,520,000
                                       ===========

     In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $5,130,000 at December 31, 2002. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $5,130,000. Deferred tax assets at December 31, 2002 primarily reflect the tax effect of net operating loss carryforwards.

NOTE 13 - Prepaid expenses and other current assets

At December 31, 2002, prepaid expenses and other current assets consisted of significant items such as: advances to producers of $79,000; prepaid legal expenses of $138,000; prepaid consulting expenses of $163,000; and down payments on asset acquisitions of $80,000.

At December 31, 2001, prepaid expenses and other current assets consisted of significant items such as: advances to producers of $79,000; prepaid salaries and payroll taxes of $86,000; and down payments on asset acquisitions of $12,000.

Some of the prepaid expenses and other assets at December 31, 2002 and 2001 were established without the use of cash through the issuance of common stock. (see
Note 17.)

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -  Investments

TAGS Golf, Inc.

     On July 26, 2002, the Company, through its wholly owned subsidiary, Juniper Sports, Inc., executed the Stock Exchange Agreement and Plan of Reorganization to acquire 100% interest in Tags Golf, Inc. ("TAGS"). In the initial phase of the Agreement, The Company delivered 140,000 shares of its common stock as payment for an 80% interest in TAGS. As part of the acquisition of the 80% interest, the Company was required to provide TAGS with $500,000 in working capital. The acquisition agreement also required the Company to pay a total of $200,000 in two equal installments, or, at the option of the Company, to deliver 70,000 shares of the Company's common stock to acquire the remaining 20% of TAGS. Each installment, if made, would increase the Company's ownership in TAGS by 10%.

         Shortly after the initial acquisition of the 80% interest in TAGS, the Company was unable to complete the funding of working capital as required by the agreements. Accordingly, the Company's interest was reduced to 40% as provided by the Stock Exchange Agreement. Further, based upon the evaluation of the potential of TAGS and the Company's minority holdings, the Company sold 25% of TAGS, leaving ownership of a 15% interest.

         The sale of 25% of the 40% of TAGS owned by the Company, was completed for $75,000 with a $25,000 down-payment and a promissory note for $50,000. Throughout the period July 26, 2002 to December 31, 2002, the Company advanced $364,773 to TAGS for working capital.

         As a result of the sale, the Company recognized a loss of $85,000. Additionally, at December 31, 2002, the Company recorded an allowance to reflect the balance of the Company's investment at fair market value. The allowance, combined with the loss from the sale was $251,115, which is reflected on the Statement of Income.

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

         In the early stages of the acquisition, the Company purchased 1.8% of NetDive for $200,000. Subsequently, the arrangement with the investment banker was discontinued and the agreement to acquire the balance of the Company's investment was terminated.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15- Business Segment Information

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

         The Company markets technology services throughout the United States and films are available to be marketed throughout the world. The Company also markets its managed care revenue enhancement services throughout the United States. Financial information by business segment is as follows:

                                                   2002         2001
                                                ---------   ----------
Revenue:
      Entertainment and technology services ... $1,232,498  $  388,542
      Healthcare ..............................       -         44,232
                                                ---------   ----------
                                                $1,232,498  $  432,774

Operating Income (Loss):
      Entertainment and technology ........   $    334,998 $  (746,896)
      Healthcare ..........................          -        (280,625)
      Corporate ...........................          -      (1,265,285)
                                              ------------ -----------
                                              $    334,998 $(2,292,807)
                                              ============ ===========
Identifiable Assets:
     Entertainment and technology services.  $   3,379,682 $ 2,936,276
     Healthcare ...........................        129,213     245,850
     Corporate ............................        890,821     611,090
Total assets for reportable segment .......      4,399,718   3,793,216
Elimination of intersegment investments....       (177,626)   (177,626)
                                               ----------- -----------
Total consolidated assets..................  $   4,222,090 $ 3,615,590
                                             ============= ===========
Depreciation:
     Entertainment and technology services.  $      51,207 $    23,291
     Healthcare ...........................         36,065      37,835
     Corporate ............................         32,061      23,050
                                             ------------- -----------
                                             $     119,333 $    84,176
                                             ============= ===========
Capital Expenditures:
     Entertainment and technology services.  $     206,376 $    91,286
     Healthcare ...........................          -            -
     Corporate ............................         26,781      66,423
                                             ------------- -----------
                                             $     233,157 $   157,709
                                             ============= ===========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 2002 and 2001:

2002                    First      Second          Third         Fourth
----                  ---------   ---------      ---------      ---------
Revenue ...........   $ 169,263   $ 189,478      $ 457,669    $   416,088
Gross profit (loss)      41,943     (23,796)       151,169        165,682
Net income (loss)...  $(532,605)  $(528,409)     $(746,668)   $  (690,409)
Basic and diluted net
income (loss)per common
share ..............  $   (0.72)  $   (0.54)     $   (0.42)   $     (0.22)

2001                    First      Second          Third         Fourth
----                  ---------   ---------      ---------      ---------
Revenue ...........   $  19,231   $  21,162      $ 162,972    $   229,409
Gross profit (loss)      (7,380)     (5,098)        34,028        104,844

Net income (loss)...  $(472,017)  $(651,595)     $(587,974)   $  (581,221)

Basic and diluted net
income (loss)per common
share ..............  $   (0.27)  $   (0.29)     $   (0.16)   $     (0.10)


NOTE 17 - Supplemental Cash Flow Information

     Cash paid for interest totaled $19,169 and $11,789 in 2002 and 2001, respectively.

     During 2002, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: officers' compensation of $137,811; employee compensation of $202,320; payment of corporate debt amounting to $190,364; acquisition of fixed assets amounting to $31,701; and certain corporate expenses amounting to $688,657 prepaid expenses and other current assets amounting to $375,877.

     During 2001, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: officers' compensation of $143,146; employee compensation of $128,869; payment of corporate debt amounting to $1,055,750; acquisition of fixed assets amounting to $31,701; and certain corporate expenses amounting to $430,377.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 18 - Sale of Inactive Subsidiary

         On December 17, 2002, PartnerCare, a wholly-owned subsidiary of the Company, sold 100% of its stock in PartnerCare Funding, Inc. (Funding) for $35,000. Funding was originally formed by PartnerCare to provide certain financial arrangements, however, the business never began and the subsidiary never became active. The purchaser of Funding is a vendor of the Company to whom the Company owed approximately $35,000 prior to the sale. The sale price of $35,000 was offset against the Company's liability. Accordingly, a gain of $35,000 from the sale is reflected in the Statement of Income.


NOTE 19 - Major Customers

     In 2002, Cablevision, Time Warner, Network Access Solutions ("NAS"), and Comcast accounted for 25%, 23%, 12% and 10% of the total revenue of the Company. In 2001, Network Access Solutions ("NAS")and Comcast accounted for 46% and 45%, respectively of total revenue of the Company. No other customer accounted for more than 10% of the Company's total revenue.

NOTE 20 - Subsequent Events

     From January 1, 2003 through April 7, 2003, the Company raised approximately $378,000 from: 1) the issuances of $203,000 through offerings under private placements; and 2) $175,000 from other loans. During this period, the Company issued 1,804,000 shares of common stock in connection with private placements (961,000 shares), consulting agreements (510,000 shares), employees (230,000 shares), and other expenses and liabilities (103,000 shares).

     During the first quarter of 2003, approximately $218,000 was paid to the Internal Revenue Service for past due payroll taxes, which are reflected in current liabilities on the Balance Sheet at December 31, 2002. The source of these funds originated from the operations of JINI.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 14, 2003                       JUNIPER GROUP, INC.



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


Signatures                             Titles                       Date
----------                         ------------------           ------------
By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
-----------------------------      President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)       April 14, 2003




By:/s/Barry S. Huston              Director                     April 14, 2003
---------------------
    Barry S. Huston

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

    I, Vlado P. Hreljanovic, Chairman, President and Chief Executive Officer of Juniper Group, Inc., certify that:

    1. I have reviewed this Annual Report on Form 10-KSB of Juniper Group, Inc. (the "Registrant");

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: April 14, 2003

    /s/   Vlado P. Hreljanovic
    -----------------------
          Vlado P. Hreljanovic
          Chairman, President and Chief Executive Officer
          (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

    I, Vlado P. Hreljanovic, Chief Financial Officer of Juniper Group, Inc., certify that:

    1. I have reviewed this Annual Report on Form 10-KSB of Juniper Group, Inc. (the "Registrant");

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: April 14, 2003

    /s/   Vlado P. Hreljanovic
    -----------------------
          Vlado P. Hreljanovic
          Chief Financial Officer
          (Principal Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Juniper Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vlado Hreljanovic, Chief Executive Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Vlado P. Hreljanovic
--------------------
Vlado P. Hreljanovic
Chief Executive Officer
April 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                               ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Juniper Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vlado Hreljanovic, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Vlado P. Hreljanovic
---------------------
Vlado P. Hreljanovic
Chief Financial Officer
April 14, 2003