Form 10QSB
period 2003-03-31
JUNIPER GROUP INC
filed 2003-05-20
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                  For the quarterly period ended March 31, 2003
                  -------------------------------------------------

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






     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 1, 2003, there were 8,426,360 outstanding shares of common stock.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

                               JUNIPER GROUP, INC.


                               FORM 10QSB - INDEX



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at March 31, 2003 (unaudited)
         and December 31, 2002 (audited)                                 2

         Consolidated Statements of Income for the Three
         Month Periods Ended March 31, 2003 and 2002 (unaudited)         3

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2003 and 2002 (unaudited)         4

         Consolidated Statement of Shareholders' Equity for the Three
         Month Period Ended March 31, 2003 (unaudited)                   5

         Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis or Plan of Operation      11

Item 3.  Controls and Procedures                                        16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities and Use of Proceeds                      17

Item 3.  Defaults Upon Senior Securities                                17

Item 4.  Submission of Matters to Voting Security Holders               17

Item 5.  Other Information                                              18

Item 6.  Exhibits and Reports on Form 8-K                               18

Signatures                                                              19

Certifications                                                          19

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                                                          March       December
       ASSETS                                           31, 2003      31, 2002
                                                       ----------    ---------
                                                       Unaudited)    (Audited)
Current Assets
  Cash............................................    $     1,576   $     6,889
  Accounts receivable - trade.....................        280,128       194,382
Prepaid expenses and other current assets.........        575,727       668,031
                                                      -----------    ----------
    Total current assets .........................        857,431       869,302
  Film licenses ..................................      2,323,659     2,328,659
  Property and equipment net of accumulated
    depreciation of $388,727 and $345,483
    respectively .................................       627,762        445,876
  Other investment ...............................       417,365        366,115
  Goodwill .......................................       209,106        209,106
  Other assets....................................        15,131          3,032
                                                     -----------    -----------
                                                     $ 4,450,454    $ 4,222,090
                                                     ===========    ===========
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...........   $ 1,053,014    $ 1,011,562
  Notes payable - current.........................       304,362        193,021
  Due to officer .................................       230,681        220,639
  Due to shareholders.............................         7,000          7,000
                                                     -----------    -----------
    Total current liabilities ....................     1,595,057      1,432,222
  Notes payable - long term ......................       301,155        188,559
  Due to producers - long term ...................           911            911
                                                       ---------    -----------
    Total liabilities ............................     1,897,123      1,621,692
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized
  25,357 and 26,857 shares issued and outstanding
  at March 31, 2003 and December 31, 2002,
  respectively: aggregate liquidation preference,
  $50,714 and $53,714, at March 31, 2003,
  and December 31, 2002, respectively..............        2,536          2,686
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 6,822,419 and 4,588,328 issued and
  outstanding at March 31, 2003 and December
  31, 2002, respectively .........................         6,823          4,588
 Capital contributions in excess of par:
  Attributed to preferred stock...................        22,606         23,943
  Attributed to common stock .....................    18,135,847     17,676,042
 Retained earnings (deficit)......................   (15,511,303)   (15,003,683)
 Preferred stock dividend payable.................         1,822          1,822
                                                     -----------     ----------
                                                       2,658,331      2,705,398
Less: Note for Subscription receivable............      (105,000)      (105,000)
                                                     -----------     -----------
Total shareholders' equity .......................     2,553,331      2,600,398
                                                     -----------     -----------
                                                     $ 4,450,454    $ 4,222,090
                                                     ===========    ===========





                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                      Three Months Ended
                                                  March 31,          March 31,
                                                    2003               2002
                                                ------------       ------------

Revenues:

  Entertainment and Technology Services........ $  294,756           $  169,263
  Healthcare ..................................       -                    -
                                                 ----------           ---------
                                                   294,756              169,263
                                                 ----------           ---------

Operating Costs
  Entertainment and Technology Services...         348,612              127,320
  Healthcare ..................................      -                     -


Selling, general and administrative expenses...    425,295              546,079
Revaluation of film licenses ..................     28,469               28,469
                                                ----------           ----------
                                                   802,376              701,868
                                                ----------           ----------

Net income (loss) ............................. $ (507,620)          $ (532,605)
                                                ==========           ==========
Weighted average number of shares outstanding..  5,166,929              732,846
                                                ==========           ==========
Per share data:
Basic and diluted net income (loss)............ $    (0.10)          $    (0.73)
                                                ==========           ==========
















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               Three Months Ended
                                                         March 31,     March 31,
                                                            2003          2002
                                                       -----------    ----------
Operating Activities:
Net income (loss)                                     $(  507,620)  $  (532,605)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........           58,243        25,448
  Loss on disposition of fixes assets...........              -          10,187
  Payment of officer's compensation with equity.              -          64,636
  Payment of employees' compensation with equity           19,385        19,519
  Bad debt expense..............................           10,609        10,609
  Payment of expenses with equity ..............          238,459       136,750
  Revaluation of film licenses .................           28,469        28,469
  Payment of various liabilities with equity....           18,920          -
Changes in operating assets and liabilities:
  Accounts receivable ..........................          (85,746)      (38,976)
  Prepaid expenses and other current assets ....           92,304        90,625
  Other assets .................................          (12,099)       (7,489)
  Due to/from officers and shareholders ........           10,042       (24,283)
  Due from affiliates ..........................             -              -
  Accounts payable and accrued expenses ........           41,451       187,214
                                                      -----------   -----------
  Net cash provided from (used for) operating
  activities ...................................          (87,583)      (29,896)
                                                      -----------   -----------
Investing activities:
  Purchase of equipment ........................           (9,692)         -
                                                     ------------   -----------
  Net cash provided from (used for) investing
  activities ...................................           (9,692)         -
                                                     ------------    ----------
Financing activities:
  Reduction in borrowings ......................          (21,094)      (71,035)
  Investments in subsidiaries...................          (51,250)         -
  Proceeds from private placements .............          164,306       147,150
                                                     ------------   -----------
  Net cash provided from (used for) financing
    Activities .................................           91,962        76,115
                                                     ------------   -----------
 Net increase (decrease) in cash ..............            (5,313)       46,219
  Cash at beginning of period ..................            6,889        12,135
                                                     ------------   -----------
  Cash at end of period ........................     $      1,576   $    58,354
                                                     ============   ===========
Supplemental cash flow information:
  Interest paid ................................     $      2,346   $     7,645
                                                      ===========    ==========



                 See Notes to Consolidated Financial Statements

                             JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                   Preferred Stock                   Common Stock
                             ---------------------------          ----------------------------
                                                Capital                              Capital
                                             Contributions                        Contributions      Retained
                             Par Value         in Excess          Par Value        in Excess         Earnings
                              at $.10           of Par             at $.001           of Par        (Deficit)
                            -------------    --------------      ------------  ----------------   --------------

Balance, December 31, 2002  $    2,686       $  23,943            $ 4,588         $17,676,042      $(15,003,683)


Conversion of Preferred
  stock to common stock           (150)         (1,337)                  1              1,486         -

Shares issued as payment for:

    Various Expenses                -               -                  116             22,682         -
     Compensation to
     Employees/Consultants          -               -                  763            235,162         -

     Various liabilities            -               -                  126             18,920         -

     Payment for fixed assets       -               -                  133             19,866

     Private Placements             -               -                1,096            163,210         -

     Payment of preferred
       stock dividends              -               -                   -              (1,521)        -

Net (loss) for the three
months ended March 31, 2003         -               -                                                 (507,620)

                                -----------    ------------    -----------       ------------    -------------
Balance, March 31, 2003      $   2,536       $   22,606        $     6,823       $ 18,135,847    $( 15,511,303)
                                ===========    ==========      ===========       ============    ==============























                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis Of Presentation

         The Interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2002 included in the Company's Form 10-KSB filed with the SEC.

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

     Since 2000, the Company curtailed its efforts in the distribution of film licenses and its healthcare business to commit and focus its resources on the growth of the Internet technology business, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, from 2000 through March 31, 2003, no services were performed by the JMSI subsidiaries. With regard to Juniper Pictures, Inc., however, $15,000 in revenue was recognized in the first quarter of 2003.

Entertainment and Technology Services:

a)   Broadband Technology Services

 Broadband Technology Services

Juniper Internet Communications Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc. JINI's emphasis in technology and broadband focuses on the provision of services to leading Broadband Internet service providers such as Cable companies and DSL services providers.

JINI provides connections to homes subscribing to the Cable companies and businesses subscribing to DSL companies' Broadband services. JINI services are provided under subcontracts with the Cable companies and the DSL providers to provide these services. Specific services provided include installation, computer systems integration, software loading, security software, email and browser installation and customer training and orientation.


                                        6
JINI's ongoing services are principally provided in various locations in and around the New York Metropolitan area, and implementation projects are supported as required throughout the Northeastern United States.

JINI anticipates that given the availability of working capital for asset procurement and the financing of new business, its current customers can provide it with the opportunity to grow to as many as 100 technicians and vehicles installing new digital broadband connections for their subscribers.

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

Financial Instruments

     The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e. Due to Producers, Notes Payable and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different from their carrying value.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable.

     Concentration of credit risk with respect to the entertainment and technology services segment are primarily subject to the financial condition of the segment's two largest customers, Cablevision and Time Warner.

                                        7
Film Licenses

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

 Goodwill

     Intangible assets at March 31, 2003 consist primarily of goodwill and film licenses. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.Furthermore, under SFAS No. 142, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. Upon adoption, the Company ceased the amortization of goodwill.

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






                                        8
Operating Costs

     Operating costs include costs directly associated with earning revenue and include salary or fees and travel expenses of the individuals performing the services, and sales commissions.

Net Income Per Common Share

     The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2003 and 2002, net income per common share and net income per common share-assuming dilution are equal.

NOTE 3 - Accounts Payable and Accrued Expenses

     At March 31, 2003 and December 31, 2002, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $80,000 and $58,000, payroll taxes of $374,000 and $393,000, and regulatory fees of $47,000 and $62,000, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 4 - Film Licenses

     At March 31, 2003 and December 31, 2002, film licenses amounted to $2,323,659 and $2,328,659, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses or fair market value.

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

NOTE 5 - Shareholders' Equity

     Throughout 2003 and 2002, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received approximately $183,400 through the three months ended March 31, 2003 for approximately 1,222,400 shares of common stock.

Convertible Preferred Stock

     The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. Further, each share of the Preferred Stock is convertible at the holder's option into 0.0004 shares of Common Stock.

    At March 31, 2003, 25,357 shares of the Preferred Stock were outstanding. During 2003, 1,500 shares of the Preferred Stock were converted to common shares.

    On January 14, 2003, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2003.



                                       9

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

     Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as a part of the payment for unpaid salary. During the first quarter of 2003, Mr. Hreljanovic forgave his salary. Accordingly, the financials reflect no compensation or accrual for such for Mr. Hreljanovic during this period.

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

Going Concern

     As shown in the accompanying financial statements, the Company's revenue increased to $294,800 through the first quarter of 2003, from $169,300 in the first quarter of 2002. Although revenue increased from the comparable prior year interim period, the Company is still incurring net losses and maintains a negative working capital. Net loss was $508,000 in the first quarter of 2003, and $533,000 in the first quarter of 2002; and working capital was negative $738,000 at March 31, 2003, and negative 563,000 at December 31, 2002.

     During the first quarter of 2003, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $164,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll, payroll taxes and the funding of its subsidiary. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registers these shares so that the employees can immediately sell their stock in the open market. With regard to the past due payroll taxes, a plan of payment is currently being negotiated.




                                       10
     The fact that the Company continued to sustain losses in 2003, has negative working capital at March 31, 2003 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

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

NOTE 7 - Income Taxes

     For the three months ended March 31, 2003 and 2002, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2002, the Company has net operating loss carryforwards of approximately $12,520,000.

NOTE 8 - Subsequent Events

     From April 1, 2003 through May 9, 2003, the Company raised approximately $253,000 from the issuances of loans. Additionally, during this period, the Company issued 1,603,941 shares of common stock in connection with salary and consulting fees of 494,345 shares, legal fees of 150,000 shares, equipment leasing of 200,107 shares, investment banking of 35,000 shares and satisfaction of debt of 724,489 shares.

Item 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION
         -----------------------------------------------------------

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2002 annual report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

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

-    continued historical lack of profitable operations;

-    working capital deficit;

-    the need to raise additional capital to fund operations and growth;

-    the success of the expansion into the Broadband integration  business,  and
     the  ability  to  provide   adequate  working  capital  required  for  this
     expansion, and dependence thereon;



                                       11
- the ability to develop long-lasting relationships with our customers and attract new customers;

- the competitive environment within the industries in which the Company operates, including healthcare, entertainment and broadband technology;

- the ability to attract and retain qualified personnel, particularly the Company's CEO; the president of Juniper Internet Communications, Inc. subsidiary;

- the effect on our financial condition of delays in payments received from third parties;

-    the ability to manage a new business with limited management;

-    rapid technological changes;

-    economic conditions; and

- other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW

     Juniper Group, Inc.'s (the "Company") businesses are composed of two (2) segments: 1) entertainment and technology services; and 2) healthcare. The Company and its subsidiaries operate their business from the Company's Great Neck, New York location.

1. Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

2. Healthcare: The healthcare operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc. ("JEI"), which is a wholly owned subsidiary of the Company:

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

Jini's Cable, Satellite and Wireless services and opportunities supporting residential customers continue to be strong, but its DSL activity which is primarily focused on corporate customers continues to be impacted by the post 9-11 economy and the weakness of the telecommunications industry.

JINI has continued its support for Cablevision in the New York Metropolitan area. This quarter JINI provided support for Cablevision in Suffolk, Westchester and Rockland Counties in New York, and in Monmouth County, New Jersey.

The quality of JINI's performance in support of Cablevision has been strong as measured by the Company's operational measurements. As a result JINI believes that Cablevision will request JINI to add a significant number of additional technicians in support of Cablevision's New York Metropolitan area Digital Cable and Broadband Internet installations.



                                       12
Juniper Group recently completed a vehicle purchasing agreement with Ford Motor Credit, allowing JINI to expand its fleet of technician vehicles supporting Cablevision. JINI's ability to exploit the current demand for its services within Cablevision and to take advantage of anticipated future Cablevision opportunities may be limited by a number of factors. These include its ability to finance continuing growth in vehicles, tools and test equipment, and to finance the technician recruitment and receivables financing associated with the staffing of experienced technicians to provide these high quality installation services for Cablevision.

To maximize capital availability for new services the Company continues to evaluate opportunities for services to other customers based on their capital investment requirements, their potential margin contributions and their accounts receivables payment practices.

Outstanding receivables from our current customers are continuously evaluated for their collectibles. As an example, the Company has reserved for certain of its receivables from Texolutions.

Entertainment

Juniper Pictures, Inc. ("Pictures")

      Since 2000, the Company has reduced its efforts in the distribution of film licenses to commit and focus its resources on the growth of the Internet technology business, which, during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures did not generate revenue throughout 2001 and generated a small amount or revenue in 2002. Pictures did generate $15,000 of revenue in the first quarter of 2003.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Vs Three Months Ended March 31, 2002
----------------------------------------------------------------------

     The entertainment and technology segment recognized revenue of $295,000 in the first quarter of 2003 compared to $169,000 in the first quarter 2002. Revenue in this segment was $295,000 with $280,000 attributable to JINI. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Cablevision contract.

        The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2003. However, the Company has begun looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

     There was no revenue related to the Company's Healthcare business in the first quarter of 2003 and 2002. The lack of revenue was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through May 2003, all operations of the Company, other than JINI, were substantially less than that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $349,000 in the first quarter of 2003, compared to $127,000 in the first of 2002, which was all attributable to the technology service business. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the first quarters of 2003 and 2002.

     Selling, general and administrative expenses decreased from $546,000 in the first quarter of 2002 to $425,000 in the first quarter of 2003, a 22% decrease. This decrease is primarily due to a reduction of approximately $104,000 in the accrued payroll taxes, which resulted from negotiations and settlement with the Internal Revenue Service during the first quarter of 2003. Accordingly, the overaccrual from prior periods has been credited to reduce expenses in the first quarter of 2003.

     Of the $425,000 in selling, general and administrative expenses for the first quarter of 2003, approximately $183,000 or 43%, was attributable to the operations of JINI. Substantially all the remaining selling, general and administrative expenses (approximately $158,000) is attributable to the Parent Company. Included in total selling, general and administrative expenses were the following non-cash expenses: salary of approximately $19,000 paid with common stock other expenses of approximately $238,000 paid with common stock, and depreciation and amortization of approximately $58,000.

     The Other Expenses were primarily attributed to consulting fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees were paid in common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had a working capital deficit of ($738,000), compared to a working capital deficit of ($563,000) at December 31, 2002. The ratio of current assets to current liabilities was 0.54 at March 31, 2003, and
0.61.1 at December 31, 2002. Cash flow used for operations during the first three months of 2003 was $88,000, compared to cash flow used for operations during the first three months of 2002, of $30,000.

         The Company's operations in the first three months of 2003 were funded by the receipt of proceeds from the sale of 1,222,400 shares of common stock for approximately $183,400. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

         The Company plans to continue to expand JINI's Broadband service business and to invest the predominant portion of available resources in this effort. In February 2003, after expanding its services to Cablevision in Suffolk and Westchester Counties of New York, JINI implemented additional services in Monmouth County, New Jersey supporting Cablevision. This was followed in May 2003 by JINI's signing an extension of its contract with Time Warner to provide services in the Middletown, New York area.

         The Company plans to expand its services for Cablevision and other current customers in the second quarter, and is negotiating to arrange additional vehicle purchases and working capital financing to take advantage of additional Broadband installation opportunities within its current customer base. No assurances can be provided at this time that the company will successfully arrange this additional financing.

     In 2003, the Company is searching for full time sales and marketing managers with expertise in the Internet and audio streaming industry, and the e-commerce technology. If cash flow permits, the Company plans to enhance its information systems capabilities and create a conduit for video and audio streaming of entertainment products to the Internet. In the first quarter of 2003, Juniper Pictures generated $15,000 of revenue.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2003. During the first three months of calendar 2003, the Company has raised greater than $83,400 from the sale of its common stock in private transactions. However, the Company will require additional financing to meet its operating objectives.

     Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     As of May 12, 2003, the Company has $605,517 principal amount of Notes and capitalized leases payable outstanding. The Company's notes accrue interest at rates ranging from 18% to 24% per annum, and mature at varying dates, ranging from January through March 2006.

     The Company currently does not have any bank lines of credit.

Seasonality
-----------

Juniper Internet Communications continues to find that the residential Broadband business slows down in December and the early part of the year. This is complemented by heavy demand in the March through November period. Juniper Internet Communications corporate Broadband business, primarily for DSL providers, has been impacted more significantly by the slowdown of the economy and the telecommunications sector than by seasonality in the past year.

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

PART II:   OTHER INFORMATION

Item 1.   Legal Proceedings

     Reference is hereby made to Item 3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed on April 14, 2003, and to the references therein, for a discussion of the legal proceeding to which we or any of our subsidiaries are parties. There have been no material developments in any of these legal proceedings since the filing of our Form 10-KSB.

Item  2.  Changes  in  Securities and Use of Proceeds

     Unregistered Shares of Common Stock, $0.001 par value, issued in the first quarter of 2003 were as follows:

                            No.
Date         Purchaser   of Shares           Consideration            Exemption
-----------  ---------   ----------  -----------------------------    ---------

1/1-3/31/03  Employees/    762,548   Employees/Consultants accepted
             Consultants             payment of compensation in common
                                     stock in lieu of cash payment
                                     of $ 235,965.                        4(2)

1/1-3/31/03  Vendors        19,885   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $5,968                     4(2)

1/1-3/31/03  Attorneys      55,969   Payment of legal fees accepted in
                                     common stock in the amount of
                                     $16,791                              4(2)

1/1-3/31/03  Fixed Assets  133,333   Deposits and prepayments for the
                                     purchase of vehicles in the
                                     amount of $20,000                    4(2)

1/1-3/31/03  Private     1,222,355   Satisfaction of indebtedness of
             Holders                 $183,353                             4(2)



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

     During January 14, 2003, Company's Board of Directors authorized the quarterly payment of dividends to the Preferred Shareholders as they accrue throughout the year ending December 31, 2003.

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



           (b) Reports on Form 8-K

                  None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date: May 20, 2003



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

May 20, 2003                                 By:  /s/ Vlado P. Hreljanovic
                                             -----------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer/Acting
                                             Chief Financial Officer

                                                                       Ex. 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31,2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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


Date: May 20, 2003