Form 10QSB
period 2003-06-30
JUNIPER GROUP INC
filed 2003-08-19
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934




                  For the quarterly period ended June 30, 2003
                -------------------------------------------------


                         Commission file number 0-19170


                               JUNIPER GROUP, INC.
 ------------------------------------------------------------------------------
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


                                 (516) 829-4670
-------------------------------------------------------------------------------
                           (Issuer's telephone number)






     As of August 15, 2003, 2,287,976 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

                               JUNIPER GROUP, INC.


                               FORM 10-QSB - INDEX



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at June 30, 2003 (unaudited)
         and December 31, 2002 (audited)                                 2

         Consolidated Statements of Income for the Three
         Month Periods Ended June 30, 2003 and 2002 (unaudited)          3

         Consolidated Statements of Income for the Six
         Month Periods Ended June 30, 2003 and 2002 (unaudited)          4

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2003 and 2002 (unaudited)          5

         Consolidated Statement of Shareholders' Equity for the Six
         Month Period Ended June 30, 2003 (unaudited)                    6

         Notes to Financial Statements                                   7

Item 2.  Management's Discussion and Analysis or Plan of Operation      13

Item 3.  Controls and Procedures                                        19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              20

Item 2.  Changes in Securities and Use of Proceeds                      20

Item 3.  Defaults Upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders            21

Item 5.  Other Information                                              21

Item 6.  Exhibits and Reports on Form 8-K                               21

Signatures                                                              22

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

                                JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS

                                                          June        December
       ASSETS                                           30, 2003      31, 2002
                                                       ---------     ---------
                                                       (Unaudited)   (Audited)
Current Assets
  Cash............................................    $    8,832    $     6,889
  Accounts receivable - trade.....................       156,366        194,382
  Prepaid expenses and other current assets.......       557,422        668,031
                                                      ----------     ----------
    Total current assets .........................       722,620        869,302
  Film licenses ..................................     2,285,190      2,328,659
  Property and equipment net of accumulated
    depreciation of $432,471 and $345,483
    respectively .................................       583,443        445,876
  Other investments...............................       417,365        366,115
  Goodwill .......................................       209,106        209,106
  Other assets....................................         4,724          3,032
                                                     -----------    -----------
                                                     $ 4,222,448    $ 4,222,090
                                                     ============   ===========
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...........   $   830,062    $ 1,011,562
  Notes payable - current.........................       191,084        193,021
  Due to officer .................................       153,435        220,639
  Due to shareholders.............................         7,000          7,000
                                                     -----------    -----------

    Total current liabilities ....................     1,181,581      1,432,222
  Notes payable - long term ......................       493,661        188,559
  Due to producers - long term ...................           911            911
                                                     -----------   ------------
    Total liabilities ............................     1,676,153      1,621,692
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized
  25,357 and 26,857 shares issued and outstanding
  at June 30, 2003 and December 31, 2002,
  respectively: aggregate liquidation preference,
  $50,714 and $53,714, at June 30, 2003,
  and December 31, 2002, respectively..............        2,536          2,686
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 1,848,231 and 573,541 issued and
  outstanding at June 30, 2003 and December
  31, 2002, respectively .........................         1,848            573
 Capital contributions in excess of par:
  Attributed to preferred stock...................        22,606         23,943
  Attributed to common stock .....................    18,879,819     17,680,057
 Retained earnings (deficit)......................   (16,258,858)   (15,003,683)
 Preferred stock dividend payable.................         3,344          1,822
                                                     -----------     ----------
                                                       2,651,295      2,705,398
Less: Note for subscription receivable............      (105,000)      (105,000)
                                                     -----------     -----------
Total shareholders' equity .......................     2,546,295      2,600,398
                                                     -----------     -----------
                                                     $ 4,222,448    $ 4,222,090
                                                    ============    ===========



                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                    Three Months Ended June 30,
                                                          2003        2002
                                                    ------------- -------------

Revenues:
  Entertainment and Technology Services........      $ 283,173       $  189,478
  Healthcare ..................................           -                -
                                                    ----------       ----------
                                                       283,173          189,478
                                                    ----------       ----------

Operating Costs:
  Entertainment and Technology Services........        393,819          165,682
  Healthcare ..................................           -                -


  Selling, general and administrative expenses.        606,918          520,693
  Revaluation of film licenses ................         28,469           28,470
  Preferred stock dividend.....................          1,521            3,042
                                                    ----------       ----------
                                                     1,030,727          717,887
                                                    ----------       ----------

  Net income (loss) ...........................     $ (747,554)      $ (528,409)
                                                    ==========       ==========
  Weighted average number of shares outstanding      1,100,208          122,533
                                                    ==========       ==========
  Per share data:
  Basic and diluted net income (loss)..........     $    (0.68)      $    (4.32)
                                                    ==========       ==========


















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                    Six Months Ended June 30,
                                                      2003             2002
                                                  -------------    -------------

Revenues:

  Entertainment and Technology Services........ $   577,929          $  358,741
  Healthcare ..................................       -                    -
                                                 ----------           ---------
                                                    577,929             358,741
                                                 ----------           ---------

Operating Costs:
  Entertainment and Technology Services........     742,431             293,002
  Healthcare ..................................        -                   -


Selling, general and administrative expenses...   1,030,962           1,066,772
Revaluation of film licenses ..................      56,938              56,939
Preferred stock dividend.......................       3,043               3,042
                                                 ----------           ----------
                                                  1,833,104           1,419,755
                                                 ----------           ----------

Net income (loss) ............................. $(1,255,175)        $(1,061,014)
                                                 ==========          ==========
Weighted average number of shares outstanding..     960,537             107,717
                                                 ==========          ==========
Per share data:
Basic and diluted net income (loss)............ $     (1.31)        $     (9.86)
                                                 ==========          ==========















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                          2003          2002
                                                     -------------  -----------
Operating Activities:
Net income (loss)                                     $(1,255,175)  $(1,061,014)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........           86,898        47,713
  Loss on disposition of fixes assets...........            8,454        14,633
  Allowance for doubtful accounts...............             -           48,845
  Payment of various liabilities with equity ...           69,188       371,266
  Payment of employees'and consultants
    compensation with equity....................          390,310       124,549
  Preferred stock dividend declared.............            1,522         3,042
  Revaluation of film licenses .................           43,469        56,939
Changes in operating assets and liabilities:
  Accounts receivable ..........................           38,016       (65,505)
  Prepaid expenses and other current assets ....          110,609        72,688
  Other assets .................................           (1,692)       (1,066)
  Due to/from officers and shareholders ........          (67,204)      (29,534)
  Accounts payable and accrued expenses ........         (181,502)      125,191
                                                      -----------   -----------
  Net cash provided from (used for) operating
  activities ...................................         (757,107)     (302,862)
                                                      -----------   -----------
Investing activities:
  Purchase of equipment ........................         (134,141)      (54,834)
                                                     ------------   -----------
  Net cash provided from (used for) investing
  activities ...................................         (134,141)      (54,834)
                                                     ------------    ----------
Financing activities:
  Reduction in borrowings ......................          (32,734)      (70,636)
  Proceeds from borrowings......................          449,060        12,558
  Investments in subsidiaries...................         ( 51,250)         -
  Proceeds from private placements .............          528,115       453,400
                                                     ------------    ----------
  Net cash provided from (used for) financing
    Activities .................................          893,191       395,322
                                                     ------------   -----------
 Net increase (decrease) in cash ..............             1,943        37,626
  Cash at beginning of period ..................            6,889        12,135
                                                     ------------   -----------
  Cash at end of period ........................     $      8,832   $    49,761
                                                     ============   ===========
Supplemental cash flow information:
  Interest paid ................................     $     21,532   $    15,245
                                                      ===========    ==========





                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)




                                   Preferred Stock                     Common Stock
                              ---------------------------           ---------------------
                                              Capital                          Capital
                                           Contributions                     Contributions  Retained
                            Par Value        in Excess        Par Value       in Excess     Earnings
                             at $.10          of Par          at $.001        of Par        (Deficit)
                          -------------  ---------------    --------------  ------------  ------------

Balance,
December 31, 2002           $     2,686       $   23,943     $       573    $17,680,057   $(15,003,683)

Conversion of Preferred
  stock to common stock            (150)          (1,337)              1          1,486         -

Shares issued as payment for:

     Various Expenses              -              -                   50         50,218         -

     Compensation to
     Employees/Consultants         -              -                  220        390,089         -

     Various liabilities           -              -                  253        165,004         -

     Payment for fixed assets      -              -                   87         65,515         -

     Private Placement             -              -                  664        527,450         -

Net  (loss) for the six months
 Ended June 30, 2003               -              -                   -            -        (1,255,175)
                            ----------        ----------    ------------    -----------   ------------
Balance, June 30, 2003      $    2,536        $   22,606    $      1,848    $18,879,819   $(16,258,858)
                            ==========         =========    ============    ===========   ============















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

Recapitalization

     On May 27, 2003, the Company's shareholders approved a reverse stock split of the Company's common stock, up to a one-for-ten ratio. Accordingly, the Board of Directors authorized a one-for-eight reverse stock split effective June 5, 2003. Unless stated otherwise, all amounts from prior periods have been restated after giving effect to the reverse stock split.

NOTE 2 - Summary of Significant Accounting Policies

Description of Business

     The Company's principal businesses are composed of two segments: 1) entertainment and technology services and 2) healthcare.

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

     Since 2000, the Company curtailed its efforts in the healthcare business to commit and focus its resources on the growth of the Broadband Internet technology services, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, from 2000 through June 30, 2003, no services were performed by the JMSI subsidiaries. With regard to Juniper Pictures, Inc., another wholly owned subsidiary of the Company, however, $15,000 in revenue was recognized in the first six months of 2003 and in August 2003, the Company hired a President.

Entertainment and Technology Services:

a)   Broadband Technology Services

     Juniper Internet Communications Inc. ("JINI"): The Company's technology segment is conducted through Juniper Internet Communications, Inc.

     JINI's emphasis in technology and broadband focuses on the provision of services to leading Broadband Internet Service Providers such as Cable companies, DSL, Satellite and Wireless services providers, and manufacturers of electronic equipment used by these providers.

     JINI's ongoing contractual services are principally provided in various locations in and around the New York Metropolitan area, and it supports integration and installation projects as required throughout the Northeastern United States.

     JINI provides connections to homes subscribing to the Cable companies and businesses subscribing to DSL companies' Broadband services. JINI services are provided under subcontracts with the Cable companies and the DSL providers to provide these services. Specific services provided by JINI, include systems integration, hardware and software installation, security software installation, email and browser application installation and end-user training orientation.

  b) Entertainment

     Juniper Pictures, Inc. ("Pictures") has historically engaged in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. In August 2003, the Company engaged a new President for Pictures. The Company expects this new President will put together an experienced team and bring working capital to resuscitate this subsidiary's operations.

Healthcare

     PartnerCare, Inc. ("PCI") is a managed care revenue enhancement company providing various types of services such as: Managed Care Revenue Enhancement, Comprehensive Pricing Reviews to newly evolving integrated hospitals, and Write-off Review, appeals of any third party rejections, denials of accounts, including commercial insurance, managed care, Medicare, Medicaid, Champus, etc. However, since 2001, PCI has not performed any services.

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

     The Company maintains distribution rights to three films for which it has no financial obligations unless and until the rights are sold to third parties. The value of such distribution rights has not been reflected in the balance sheet. The Company was able to acquire these film rights without guaranteed minimum financial commitments as a result of its ability to place such films in various markets.

Amortization of Intangibles

  Film Licenses

     Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

 Goodwill

     Intangible assets at June 30, 2003 consist primarily of goodwill and film licenses. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

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

NOTE 3 - Accounts Payable and Accrued Expenses

     At June 30, 2003 and December 31, 2002, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $35,000 and $58,000, payroll taxes of $354,700 and $393,000, and regulatory fees of $72,900 and $62,000, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 4 - Film Licenses

     At June  30,  2003  and  December  31,  2002,  film  licenses  amounted  to
$2,285,190 and $2,328,659, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization for the distribution rights to 77 film licenses or fair market value.

     The Company has directed predominantly all its time and efforts toward building JINI's business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward re-establishing a foothold in the film industry. In August 2003, the Company hired a President for its Pictures subsidiary.

NOTE 5 - Shareholders' Equity

     On May 27, 2003, at the Company's annual shareholder meeting, the shareholders approved a reverse stock split of up to one-for-ten. Accordingly, the Board of Directors authorized a one-for-eight reverse stock split. Unless stated otherwise, all shares and share prices have been adjusted for the one-for-eight reverse stock split, which became effective June 5, 2003.

     Throughout 2003 and 2002, the Company issued common stock through various private placements. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received approximately $528,100 through the six months ended June 30, 2003 for approximately 664,700 shares of common stock.

Convertible Preferred Stock

     The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value.

     At June 30, 2003, 25,357 shares of the Preferred Stock were outstanding. During 2003, 1,500 shares of the Preferred Stock were converted to common shares.

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

     Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego a portion of his salary for 2003. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as a part of the payment for unpaid salary of 2003, which is under the Equity Incentive Plan. In 2003, the Company issued 46,518 shares of common stock valued at $62,600 as payment of Mr. Hreljanovic's net salary. During the second quarter of 2003, Mr. Hreljanovic forgave $30,149 of his salary. Accordingly, to that extent, the financials reflect no compensation or accrual for such salary for Mr. Hreljanovic during this period.

Preemptive Rights

     Prior to 1997, the Company issued shares of its common stock on a number of occasions without offering preemptive rights to existing Shareholders or procuring waivers of their preemptive rights.

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

Going Concern

     As shown in the accompanying financial statements, the Company's revenue increased to $577,900 through the second quarter of 2003, from $358,700 in the second quarter of 2002. Although revenue increased from the comparable prior-year interim period, the Company is still incurring net losses and maintains a negative working capital. Net loss was approximately $1,255,000 in the first half of 2003, and approximately $1,061,000 in the first half of 2002.

     Working capital was approximately negative $459,000 at June 30, 2003, and negative 563,000 at December 31, 2002.

     During 2003, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $829,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll, payroll taxes and the funding of its subsidiary. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market. With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated. During the first six months of 2003, the Company paid approximately $218,000 for past due payroll taxes.

     The fact that the Company continued to sustain losses in 2003, has negative working capital at June 30, 2003 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

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

NOTE 7 - Income Taxes

     For the six months ended June 2003 and 2002, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2002, the Company has net operating loss carryforwards of approximately $12,520,000.

NOTE 8 - Subsequent Events

     From July 1, 2003 through August 8, 2003, the Company raised approximately $187,300 from the issuances of loans. Additionally, during this period, the Company issued 614,745 shares of common stock in connection with salary and consulting fees of 439,745 shares, and satisfaction of debt of 175,000 shares.

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

2. Healthcare: The healthcare operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc. ("JEI"), which is a wholly owned subsidiary of the Company:

Broadband Technology Services

Juniper Internet Communications, the Company's Broadband Installations business, continues to expand its integration and support of broadband connectivity in residential and business environments under local, regional and nationwide contracts with Cable companies, DSL and Wireless network service providers and equipment vendors. JINI also provides logistics services for these Broadband Internet services providers.

JINI's Cable, Satellite and Wireless services opportunities to support residential customers continue to be strong, but its DSL activity which is primarily focused on corporate customers has until recently been impacted by the weakness in the business sector of the economy and the overall weakness of the telecommunications industry. JINI is beginning to see indications that this sector is beginning to rebound, and will devote increasing efforts to increase its services in this market segment.

JINI continued support for Cablevision in the New York Metropolitan area and in nearby Monmouth, NJ and Suffolk, NY counties has been particularly good during the current quarter. JINI also continues to provide services to Time Warner in areas north of the New York Metropolitan area, servicing the Time Warner Cable Liberty Division.

JINI's service performance in support of Cablevision and Time Warner has been strong, as measured by the Company's customers. JINI has outperformed older, more established competitors supporting Cablevision and has been selected to provide services previously performed by these companies. JINI has increased its presence in these key accounts and the Cablevision customer has requested JINI to provide additional technicians and vehicles in the third quarter of this year, supporting Digital Cable, and Broadband Internet installations.

JINI's continuing opportunity to exploit the Cablevision demand for its services within the New York Metropolitan area and to take advantage of future Cablevision and Time Warner and Comcast opportunities may be limited by a number of factors. These include its ability to finance continuing growth in vehicles, tools and test equipment, and to fund technician recruitment and training and the financing of receivables from its expansion of its high quality technician services for Cablevision

To maximize capital availability for new services the Company evaluates opportunities for services to its customers based on their capital investment requirements and their potential margin contributions, and their accounts receivables payment practices.

To maximize capital availability for new services the Company evaluates opportunities for services to its customers based on their capital investment requirements, their potential margin contributions and their accounts receivables payment practices.

Outstanding receivables from our current customers are continuously evaluated for their collectibility.

Entertainment

Juniper Pictures, Inc. ("Pictures")

Pictures will implement a plan to exploit existing libraries in the domestic DVD marketplace, as well as pursue licensing the existing titles in the emerging technologies of Video on Demand ("VOD"). Pictures will also pursue expanding the existing library with additional titles. Since 2000, the Company curtailed its efforts, accordingly, Pictures did not generate revenue throughout 2001 and generated a small amount or revenue in 2002. Pictures did generate $15,000 of revenue in the first quarter of 2003 as a settlement for the unauthorized sale of one of its film licenses.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Vs Three Months Ended June 30, 2002
----------------------------------------------------------------------

     The entertainment and technology segment recognized revenue of $283,200 in the second quarter of 2003 compared to $189,500 in the second quarter 2002. Revenue in this segment was attributable to JINI. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI. JINI's growth was primarily in its cable services segment as JINI's DSL services were affected by the general slowdown in the business and telecommunications sectors of the Company's market.

     The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2003. However, the Company has employed a new President to help market and merchandise the existing film library, as well as increasing the library with new product, to newly evolving markets as well as existing markets that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

     There was no revenue related to the Company's Healthcare business in the second quarter of 2003 and 2002. The lack of revenue was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through August 2003, all operations of the Company, other than JINI, were substantially less than that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $393,800 in the second quarter of 2003, compared to $165,700 in the second of 2002, which was all attributable to the technology service business. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the second quarters of 2003 and 2002.

     Selling, general and administrative expenses increased from $520,700 in the second quarter of 2002 to $606,900 in the second quarter of 2003, a 17% increase. This increase is primarily due to increased salaries which resulted from payroll and payroll related taxes.

     Of the $606,900 in selling, general and administrative expenses for the second quarter of 2003, approximately $179,500 or 30%, was attributable to the operations of JINI. Substantially all the remaining selling, general and administrative expenses (approximately $406,000) is attributable to the Parent Company. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $154,400 paid with common stock, and depreciation and amortization of approximately $43,700.

     The Other Expenses were primarily attributed to consulting fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees were paid in common stock.

Six Months Ended June 30, 2003 Vs Six Months Ended June 30, 2002
----------------------------------------------------------------------

     The entertainment and technology segment recognized revenue of $577,900 in the first half of 2003 compared to $358,700 in the first half 2002. Of the revenue in this segment, $562,900 was attributable to JINI. The increase in revenue of JINI was the result of the Company's focus of its resources on the growth of JINI and the services provided under the Cablevision contract.

     The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2003. However, in August 2003, the Company engaged a President to head up Pictures to help market and merchandise the films to newly evolving markets as well as existing markets that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

     There was no revenue related to the Company's Healthcare business in the first half of 2003 and 2002. The lack of revenue was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of JINI and to secure market penetration for that business. During the period December 2000 through May 2003, all operations of the Company, other than JINI, were substantially less than that of JINI and, accordingly, recognized a significant reduction in activity.

     The entertainment and technology segment recognized operating costs of $742,400 in the first half of 2003, compared to $293,000 in the first half of 2002, which was all attributable to the technology service business. This increase is the result of the growth of JINI's business during this last year and the successful development of the broadband connectivity business. Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the first halves of 2003 and 2002.

     Selling, general and administrative expenses decreased from $1,066,800 in the first half of 2002 to $1,030,700 in the first half of 2003, a 3% decrease. This decrease is primarily due small increases and decreases which substantially offset each other.

     Of the $1,030,700 in selling, general and administrative expenses for the first half of 2003, approximately $350,900 or 34% was attributable to the operations of JINI.

     Substantially all the remaining selling, general and administrative expenses (approximately $590,500) is attributable to the Parent Company. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $390,300 paid with common stock, and depreciation and amortization of approximately $86,900.

     The Other Expenses were primarily attributed to consulting fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees were paid in common stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 2003, the Company had a working capital deficit of ($454,800), compared to a working capital deficit of ($563,000) at December 31, 2002. The ratio of current assets to current liabilities was 0.61:1 at June 30, 2003, and 0.61:1 at December 31, 2002. Cash flow used for operations during the first six months of 2003 was $757,000, compared to cash flow used for operations during the first six months of 2002, of $302,900.

     The Company's operations in the first six months of 2003 were funded by the receipt of proceeds from the sale of 664,700 shares of common stock for approximately $528,100. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

     The Company plans to continue to expand JINI's Broadband service business and to invest the predominant portion of available resources in the effort. In May and June of 2003, the company began a doubling of its services to Cablevision's Suffolk County operations, and expects these services to reach a level of approximately 30 technicians in third quarter 2003, dedicated solely to Cablevision - Suffolk.

     The Company plans to expand its services for its current customer in the third quarter, and to negotiate additional support agreements with new customers during this period. Juniper Group is working to arrange additional vehicle and capital financing to support these new Broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

     The Company's subsidiary, JINI has recently added an experienced Regional Vice President of Broadband Service Sales, based in the Philadelphia area. This sales executive brings with him many contacts and a great depth of experience in relationship sales in the Broadband industry, particularly with Broadband vendors. The Company has also added a highly respected 20 year broadband veteran as Operations Manager for its key Cablevision service accounts in the New York area. The Company plans to continue to invest in the sales, operations and administrative talent needed to continue its highly successful services performance, and to support rapid growth of its Broadband Technology business.

     The Company's subsidiary, Pictures, in August, added an experienced film and television executive to revamp and ramp up Juniper Pictures division. He brings many contacts in the entertainment industry in Hollywood, New York and London that will enable us to take further advantage of our existing library as well pursue untapped opportunities for the titles in the library. We will also look for content provision opportunities as a production service entity for feature films and television product. There can be no assurances that we will experience immediate growth in this division or that business opportunities available will be successfully implemented or supported.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2003. During the first six months of calendar 2003, the Company has raised approximately $528,100 from the sale of its common stock in private transactions. However, the Company will require additional financing to meet its operating objectives.

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

Backlog
-------
     The Company has no Backlog.

CRITICAL ACCOUNTING POLICIES
----------------------------

     Our significant accounting policies are described in Note 2 to the financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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

     The Company maintains distribution rights to three films for which it has no financial obligations unless and until the rights are sold to third parties. The value of such distribution rights has not been reflected in the balance sheet. The Company was able to acquire these film rights without guaranteed minimum financial commitments as a result of its ability to place such films in various markets.

Amortization of Intangibles

  Film Licenses

     Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

  Goodwill

     Intangible assets at June 30, 2003 consist primarily of goodwill and film licenses. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

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

ITEM 3.   CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item  2.  Changes  in  Securities and Use of Proceeds

     Unregistered Shares of Common Stock, $0.001 par value, issued in the second quarter of 2003 were as follows:

                            No.
Date         Purchaser   of Shares           Consideration            Exemption
-----------  ---------   ----------  -----------------------------    ---------

4/1-6/30/03  Employees/    125,197   Employees/Consultants accepted
             Consultants             payment of compensation in common
                                     stock in lieu of cash payment
                                     of $154,385                           4(2)

4/1-6/30/03  Vendors        12,500   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $8,125                      4(2)

6/27/03      Attorneys      18,750   Payment of legal fees accepted in
                                     common stock in the amount of
                                     $16,500                               4(2)

4/18/03      Investment      4,376   Grant of common stock pursuant to
             Bankers                 Investment Banking Agreement in the
                                     amount of $2,844                      4(2)

4/1-6/30/03  Various       236,686   Payment of capital lease expenses
             Liabilities             in the amount of $46,275 and Notes
                                     Payable of $100,000                   4(2)

4/1-6/30/03  Fixed Assets   70,253   Deposits and prepayments for the
                                     purchase of vehicles in the
                                     amount of $45,663                     4(2)

4/1-6/30/03  Private       527,666   Satisfaction of indebtedness of
             Holders                 $366,725                              4(2)

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

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 27, 2003. The following resolutions were proposed and the vote tally was set forth next to each resolution:

(1) The foregoing nominees for election to the Board of Directors received the number of votes for their election set forth opposite their respective names:

                         VOTES CAST

                          FOR               WITHHELD
NOMINEES                ELECTION            AUTHORITY        AGAINST
--------                --------            ---------        -------
Vlado P. Hreljanovic    4,185,071             3,962             0
Barry S. Huston         4,185,080             3,953             0
Peter W. Feldman        4,185,080             3,953             0


(2) Proposal 2 asked for approval of the Company's 2002 Equity Incentive Plan. The following number of shares were voted by proxy or by ballot, for and against the ratification of the Company's 2002 Equity Incentive Plan.

For:       4,157,085       Against:   31,733                Abstain:   215
           ---------                 --------                         --------

(3) Proposal 3 asked for approval to grant the Board of Directors the authority to effect up to a one-for-ten reverse stock split.

For:       4,159,026       Against:  30,003                 Abstain:   4
           ---------                --------                          ---

(4) Proposal 4 sought ratification of the appointment of the auditors of the Company for the fiscal year ended December 31, 2003. The following number of shares were voted by proxy or by ballot for and against the ratification of the appointment of the auditors for the year ended December 31, 2002.

For:       4,161,283       Against:   27,746                 Abstain:   4
           ---------                  ------                          ----

Item 5.  Other Information
         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          31.1 - Certification by President and Acting Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 - Certification by President and Acting Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

          None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                        JUNIPER GROUP, INC.



Date: August 19, 2003



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