Form 10QSB
period 2003-09-30
JUNIPER GROUP INC
filed 2003-11-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                For the quarterly period ended September 30, 2003

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


Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---


As of November 10, 2003, 3,243,690 shares of our common stock, par value, $.001, were outstanding.


Transitional Small Business Disclosure Format: Yes       No X
                                                  ---      --

                               JUNIPER GROUP, INC.
                               FORM 10-QSB - INDEX


PART I. FINANCIAL INFORMATION:


Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at September 30, 2003 (unaudited)
         and December 31, 2002 (audited)                                      2

         Consolidated Statements of Income for the Three
         Month Periods Ended September 30, 2003 and 2002 (unaudited)          3

         Consolidated Statements of Income for the Nine
         Month Periods Ended September 30, 2003 and 2002 (unaudited)          4

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2003 and 2002 (unaudited)          5

         Consolidated Statement of Shareholders' Equity for the Nine
         Month Period Ended September 30, 2003 (unaudited)                    6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation           13


Item 3.  Controls and Procedures                                             20



PART II. OTHER INFORMATION


        Item 1. Legal Proceedings                                            21

        Item 2. Changes in Securities and Use of Proceeds                    21

        Item 3. Defaults Upon Senior Securities                              21

        Item 4. Submission of Matters to a Vote of Security Holders          21

        Item 5. Other Information                                            22

        Item 6. Exhibits and Reports on Form 8-K                             22

        Signatures                                                           23

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                                        September    December
       ASSETS                                           30, 2003      31, 2002
                                                      ------------   ---------
                                                       (Unaudited) (Audited)
Current Assets
  Cash............................................    $    7,175    $     6,889
  Accounts receivable - trade.....................        98,863        194,382
  Prepaid expenses and other current assets.......       616,697        668,031
                                                      ----------     ----------

    Total current assets .........................       722,735        869,302
  Film licenses ..................................     2,510,190      2,328,659
  Property and equipment net of accumulated
    depreciation of $470,671 and $345,483
    respectively .................................       564,171        445,876
  Other investments...............................       417,365        366,115
  Goodwill .......................................       209,106        209,106
  Other assets....................................           135          3,032
                                                     -----------    -----------
                                                     $ 4,423,702    $ 4,222,090
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...........   $ 1,051,259    $ 1,011,562
  Notes payable - current.........................       417,865        193,021
  Due to officer .................................       222,060        220,639
  Due to shareholders.............................         7,000          7,000
                                                     -----------    -----------
    Total current liabilities ....................     1,698,184      1,432,222
  Notes payable - long term ......................       147,485        188,559
  Due to producers - long term ...................           911            911
                                                     -----------   ------------
    Total liabilities ............................     1,846,580      1,621,692
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized
  25,357 and 26,857 shares issued and outstanding
  at September 30, 2003 and December 31, 2002,
  respectively: aggregate liquidation preference,
  $50,714 and $53,714, at September 30, 2003,
  and December 31, 2002, respectively..............        2,536          2,686
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 3,022,666 and 573,541 issued and
  outstanding at September 30, 2003 and December
  31, 2002, respectively .........................         3,022            573
 Capital contributions in excess of par:
  Attributed to preferred stock...................        22,606         23,943
  Attributed to common stock .....................    19,651,613     17,680,057
 Retained earnings (deficit)......................   (17,002,520)   (15,003,683)
 Preferred stock dividend payable.................         4,865          1,822
                                                     -----------     ----------
                                                       2,679,302      2,705,398
Less: Note for subscription receivable............      (105,000)      (105,000)
                                                     -----------     ----------
Total shareholders' equity .......................     2,577,122      2,600,398
                                                     -----------     ----------
                                                     $ 4,423,702    $ 4,222,090
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements
                                        2

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME







                                                Three Months Ended September 30,
                                                      2003             2002
                                                  -------------    -------------


Revenues:
  Entertainment and Technology Services........      $ 315,220       $  457,669
  Healthcare ..................................           -                -
                                                    ----------       ----------
                                                       315,220          457,669
                                                    ----------       ----------

Operating Costs:
  Entertainment and Technology Services........        388,839          306,500
  Healthcare ..................................           -                -


  Selling, general and administrative expenses.        772,695          869,368
  Revaluation of film licenses ................           -              28,469
  Preferred stock dividend.....................          1,521              -
                                                    ----------       ----------
                                                     1,163,055        1,204,337
                                                    ----------       ----------

  Net income (loss) ...........................     $ (847,835)      $ (746,668)
                                                    ==========       ==========
  Weighted average number of shares outstanding      2,069,680          122,533
                                                    ==========       ==========
  Per share data:
  Basic and diluted net income (loss)..........     $    (0.41)      $    (4.32)
                                                    ==========       ==========














                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
















                                                  Nine Months Ended September 30
                                                      2003             2002
                                                  -------------    -------------

Revenues:

  Entertainment and Technology Services........ $   893,149          $  816,410
  Healthcare ..................................       -                    -
                                                 ----------           ---------
                                                    893,149             816,410
                                                 ----------           ---------

Operating Costs:
  Entertainment and Technology Services........   1,131,270             599,502
  Healthcare ..................................      -                     -


Selling, general and administrative expenses...   1,699,214           1,939,182
Revaluation of film licenses ..................      56,938              85,408
Preferred stock dividend.......................       4,564                -
                                                 ----------           ----------
                                                  2,891,986           2,624,092
                                                 ----------           ----------

Net income (loss) ............................. $(1,998,837)        $(1,807,682)
                                                 ==========          ==========
Weighted average number of shares outstanding..   2,715,819             107,717
                                                 ==========          ==========
Per share data:
Basic and diluted net income (loss)............ $     ( .74)        $     (9.86)
                                                 ==========          ==========






                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                     2003               2002
                                                 --------------    -------------

Operating Activities:
Net income (loss)                                 $ (1,998,837)     $(1,807,682)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........       125,187           94,449
  Loss on disposition of fixed assets...........         8,454           14,633
  Allowance for doubtful accounts ..............          -              80,522
  Payment of expenses with equity ..............        62,267          515,242
  Revaluation of film licenses .................        43,469           85,408
  Payment of employees' compensation with equity.      653,733          142,587
  Preferred stock dividend declared.............         3,043            1,521
Changes in assets and liabilities:
  Accounts receivable ..........................        95,518         (129,852)
  Inventory.....................................          -             (45,347)
  Prepaid expenses and other current assets ....        51,334          121,315
  Other assets .................................         2,897            6,300
  Due to/from officers and shareholders ........         1,421           87,014
  Accounts payable and accrued expenses ........        39,699          294,924
                                                   -----------      -----------
  Net cash provided from (used for) operating
    activities .................................      (911,815)        (548,966)
                                                   -----------      -----------

Investing activities:
  Purchase of equipment ........................      (245,768)         (83,922)
                                                   -----------      -----------
  Net cash provided from (used for) investing
    activities..................................      (245,768)         (83,922)
                                                  ------------      -----------

Financing activities:
  Reduction in borrowings ......................          -            (221,956)
  Proceeds from borrowings .....................       431,250           31,133
  Investments in subsidiaries...................       (51,250)            -
  Proceeds from private placements .............       777,869          833,095
                                                 -------------      -----------
  Net cash provided from (used for) financing
    activities .................................     1,157,869          642,272
                                                 -------------      -----------

  Net increase in cash .........................           286            9,384
  Cash at beginning of period ..................         6,889           12,135
                                                 -------------      -----------
  Cash at end of period ........................ $       7,175      $    21,519
                                                 =============      ===========
Supplemental cash flow information:
  Interest paid ................................ $      40,791      $     4,901
                                                 =============      ===========






                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                           Preferred Stock                      Common Stock
                           -------------------                 --------------
                                        Capital                   Capital
                                     Contributions              Contributions   Retained
                         Par Value    in Excess     Par Value    in Excess      Earnings
                          at $.10       of Par      at $.001      of Par       (Deficit)
                          ---------  -------------  ---------   -------------   --------

Balance,
December 31, 2002        $    2,686  $   23,943     $     573   $17,680,057   $(15,003,683)

Conversion of Preferred
  stock to common stock        (150)     (1,337)            1         1,486           -

Shares issued as
  payment for:

  Various Expenses             -           -               65        62,203           -

  Compensation to
  Employees/Consultants        -           -              644       653,089           -

  Various liabilities          -           -              302       187,681           -

  Payment for fixed assets     -           -              238       290,428           -

  Private Placement            -           -            1,200       776,669           -

Net  (loss) for the nine
months ended
September 30, 2003             -           -             -             -        (1,998,837)
                         ----------     -------     ---------    ----------     ----------
Balance,
September 30, 2003       $    2,536  $   22,606    $    3,022   $19,651,613   $(17,002,520)
                         ==========  ==========    ==========   ===========   ============






















                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - Basis Of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2002 included in the Company's Form 10-KSB filed with the SEC.

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

NOTE 2 - Summary of Significant Accounting Policies

Description of Business

The  Company's   principal   businesses   are  composed  of  two  segments:
1)entertainment and technology services and 2) healthcare.

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

         Since 2000, the Company curtailed its efforts in the healthcare business to commit and focus its resources on the growth of the Broadband Internet technology services, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, from 2000 through September 30, 2003, no services were performed by the JMSI subsidiaries. With regard to Juniper Pictures, Inc., another wholly owned subsidiary of the Company, however, $15,000 in revenue was recognized in the first nine months of 2003 and in August 2003, the Company hired a President.

Entertainment and Technology Services:

a) Broadband Technology Services

Juniper Internet Communications Inc. ("Juniper Broadband"): The Company's technology segment is conducted through this division.

                                        7
Juniper Broadband's emphasis in technology and broadband focuses on the provision of services to leading Broadband Internet Service Providers such as Cable companies, DSL, Satellite and Wireless services providers, and manufacturers of electronic equipment used by these providers.

Juniper Broadband's ongoing contractual services are principally provided in various locations in and around the New York Metropolitan area, and it supports integration and installation projects as required throughout the Northeastern United States.

Juniper Broadband provides connections to homes subscribing to the Cable companies and businesses subscribing to DSL companies' Broadband services. Juniper Broadband services are provided under subcontracts with the Cable companies and the DSL providers to provide these services. Specific services provided by Juniper Broadband, include systems integration, hardware and software installation, security software installation, email and browser application installation and end-user training orientation.

b) Entertainment

Juniper Pictures, Inc. ("Pictures") has historically engaged in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. In August 2003, the Company engaged a new President for Pictures. The Company expects this new President will put together an experienced team and bring working capital to revitalize this subsidiary's operations.

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



                                        8
Financial Instruments
---------------------
The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments.

The Company's debt (i.e. Due to Producers, Notes Payable and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different from their carrying value.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the entertainment and technology services segment are primarily subject to the financial condition of the segment's largest customer, Cablevision.

Film Licenses
--------------

Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments.

Producers retain a participation in the net profits from the sale of film rights; however, producers' share of net profits is earned only after payment to the producer exceeds the guaranteed minimum, where minimum guarantees exist. In these instances, the Company records as participation expense an amount equal to the producer's share of the profits. The Company incurs expenses in connection with its film licenses, and in accordance with license agreements, charges these expenses against the liability to producers. Accordingly, these expenses are treated as payments under the film license agreements. When the Company is obligated to make guaranteed minimum payments over periods greater than one year, all long term payments are reflected at their present value. Accordingly, in such case, original acquisition costs represent the sum of the current amounts due and the present value of the long-term payments.

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

In August 2003, the Company hired Mr. Peter Andrews as President of its Pictures subsidiary. During the third quarter, the Company purchased from Mr. Andrews the rights to three manuscripts for 150,000 shares of its common stock valued at $225,000.

Amortization of Intangibles
---------------------------

Film Licenses
-------------
Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.




                                        9
Goodwill
--------
Intangible assets at September 30, 2003 consist primarily of goodwill, film licenses and manuscripts. In July 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

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

Property and Equipment
----------------------
Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

Recognition of Revenue from License Agreements
----------------------------------------------
Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

Operating Costs
---------------
Operating costs include costs directly associated with earning revenue and include salary or fees and travel expenses of the individuals performing the services, and sales commissions.

Net Income Per Common Share
---------------------------
The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2003 and 2002, net income per common share and net income per common share-assuming dilution are equal.

NOTE 3 - Accounts Payable and Accrued Expenses

At September 30, 2003 and December 31, 2002, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $60,000 and $58,000, payroll taxes of $208,000 and $393,000, and regulatory fees of $104,000 and $62,000, respectively. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 4 - Film Licenses

The Company has directed predominantly all its time and efforts toward building Juniper's Broadband business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward re-establishing a foothold in the film industry. In August 2003, the Company hired a President for its Pictures subsidiary, and acquired three (3) feature film projects that Pictures intends to package and add to the existing film library.




                                       10
NOTE 5 - Shareholders' Equity

On May 27, 2003, at the Company's annual shareholder meeting, the shareholders approved a reverse stock split of up to one-for-ten. Accordingly, the Board of Directors authorized a one-for-eight reverse stock split. Unless stated otherwise, all shares and share prices have been adjusted for the one-for-eight reverse stock split, which became effective June 5, 2003.

Throughout 2003 and 2002, the Company issued common stock through various private placements. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received approximately $777,900 through the nine months ended September 30, 2003 for approximately 1,180,000 shares of common stock.

Convertible Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value.

At September 30, 2003, 25,357 shares of the Preferred Stock were outstanding. During 2003, 1,500 shares of the Preferred Stock were converted to common shares. On January 14, 2003, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2003.

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

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego a portion of his salary for 2003. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as a part of the payment for unpaid salary of 2003, which is under the Equity Incentive Plan. In 2003, the Company issued 46,518 shares of common stock valued at $62,600 as payment of Mr. Hreljanovic's net salary. During the third quarter of 2003, Mr. Hreljanovic forgave $52,761 of his salary. Accordingly, to that extent, the financials reflect no compensation or accrual for such salary for Mr. Hreljanovic during this period.



                                       11
Preemptive Rights
Prior to 1997, the Company issued shares of its common stock on a number of occasions without offering preemptive rights to existing Shareholders or procuring waivers of their preemptive rights.

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

Going Concern
As shown in the accompanying financial statements, the Company's revenue increased to $893,000 through the third quarter of 2003, from $816,000 in the third quarter of 2002.

Although revenue increased from the comparable prior year interim period, the Company is still incurring net losses and maintains a negative working capital. Net loss was approximately $1,998,800 in the nine months of 2003, and approximately $1,061,000 in the nine months of 2002.

Working capital was approximately negative $975,000 at September 30, 2003, and negative $563,000 at December 31, 2002.

During 2003, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,078,500 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll, payroll taxes and the funding of its subsidiary. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market. With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated. During the nine months of 2003, the Company paid approximately $233,000 for current year and past due payroll taxes.

The fact that the Company continued to sustain losses in 2003, has negative working capital at September 30, 2003 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company's ability to continue as a going concern.

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or possibly scale back operations and reduce its staff. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




                                       12
NOTE 7 - Income Taxes

For the nine months ended September 2003 and 2002, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2002, the Company has net operating loss carry forwards of approximately $12,520,000.

NOTE 8 - Subsequent Events

From October 1, 2003 through November 10, 2003, the Company raised approximately $40,650 from the issuances of loans. Additionally, during this period, the Company issued 152,870 shares of common stock in connection with salary and consulting fees, and 56,154 shares in connection with the satisfaction of debt.

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

Potential risks and uncertainties include, among other things, such factors as:

- continued historical lack of profitable operations;
- working capital deficit;
- the need to raise additional capital to fund operations and growth;
- the success of the expansion into the Broadband integration business, and the ability to provide adequate working capital required for this expansion, and dependence thereon;
- the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein;
- the ability to develop long-lasting relationships with our customers and attract new customers;
- the competitive environment within the industries in which the Company operates, including, entertainment, broadband technology and healthcare;
- the ability to attract and retain qualified personnel, particularly the Company's CEO; the President of Juniper Broadband's subsidiary and the President of the Juniper Pictures, Inc. subsidiary;
- the effect on our financial condition of delays in payments received from third parties;
- the ability to manage a new business with limited management; - rapid technological changes;
- economic conditions; and
- other factors set forth in our other filings with the Securities and Exchange Commission.




                                       13
OVERVIEW

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

2. Healthcare: The healthcare operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc. ("JEI"), which is a wholly owned subsidiary of the Company:

Broadband Technology Services

Juniper Broadband, the Company's Broadband Installations business, continues to focus on the expansion of its integration and support of broadband connectivity in residential and business environments under local, regional and nationwide contracts with Cable companies, DSL and wireless and Satellite network service providers and equipment vendors. Juniper Broadband also provides logistics services for these Broadband Internet Service providers.

Juniper Broadband's Cable services in support of residential customers continued to improve in the quarter, as several projects terminated and others grew to take their place, but its DSL activity which was primarily focused on corporate customers has until recently been impacted by the weakness in the business sector of the economy and the overall weakness of the telecommunications industry. Juniper Broadband currently is in discussions with several DSL companies to resume its services in this market segment. Juniper Broadband' service performance in support of its cable customers has been very positive, as measured by the customers performance statistics.

Juniper Broadband has outperformed older, larger and more established competitors supporting Cablevision and continues to provide services previously performed by these companies. Juniper Broadband provided Cablevision with additional technicians and vehicles in the third quarter of this year, supporting residential and commercial Digital Cable and Broadband Internet installations.

Juniper Broadband's continuing opportunity to exploit the Cable companies demand for its services and to take advantage of future Cable, DSL, Satellite and Wireless opportunities may be limited by a number of factors. These include its ability to finance continuing growth in vehicles, tools and test equipment, and to fund technician recruitment and training and the financing of operating cash flow requirements from expansion of its high quality technician services for Broadband companies.

To allow the Company to more aggressively pursue new opportunities, the Company has added a dedicated Human Resources / Recruitment Specialist to better allow it to add skilled technicians to meet customer requirements. This addition has allowed the Company to free up more senior personnel to pursue new business. During the quarter, the Company also hired a Regional Vice President of Sales focused on higher margin Broadband business opportunities. He brings Juniper Broadband many years of exemplary performance and experience in high tech services sales in several Companies, including TRW, Vanstar and DecisionOne.




                                       14
To maximize capital availability for potential new services the Company evaluates opportunities for services to its customers based on their capital investment requirements and their potential profit margin, and their accounts receivables payment practices. Although the Company has made significant strides in reducing outstanding receivables, the Company continues to evaluate new business opportunities with respect to their receivables payment practices. Accounts receivable payment commitments rank high on the Company's evaluation criteria for its new business opportunities.

Entertainment

Pictures will implement a plan to exploit existing libraries in the domestic DVD marketplace, as well as pursue licensing the existing titles in the emerging technologies of Video on Demand ("VOD"). Pictures will also pursue expanding the existing library with additional titles. The new President has been actively seeking working capital for his division as well as pursuing market opportunities for off-balance sheet production financing.

Pictures did not generate revenue throughout 2001 and generated a small amount or revenue in 2002. Pictures did generate $15,000 of revenue in the first quarter of 2003 as a settlement for the unauthorized sale of one of its film licenses.

Pictures acquires its domestic and/or foreign distribution rights to films for a license period that typically spans between 10 and 20 years, during which time Pictures has the right to distribute such films in various media (Internet, video streaming, video, pay cable, syndication and free TV). Pictures earns a distribution fee, which is based upon a percentage of gross receipts received for the license.

Healthcare

PartnerCare, Inc. ("PCI") - Due to the Company's focus on its technology segment, little time and resources have been allocated to the business of healthcare. Accordingly, since calendar 2000, no services were performed by this subsidiary.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Vs Three Months Ended September 30, 2002 The entertainment and technology segment recognized revenue of $315,220 in the third quarter of 2003 compared to $458,000 in the third quarter of 2002. Revenue in this segment was all attributable to Juniper Broadband. The decrease in revenue of Juniper Broadband was due to the reduction of the Company's DSL services which were affected by the general slowdown in the business and telecommunications sectors of the Company's market since the end of 2002. With the reduction of the Company's DSL business due to the 2003 business failures of its key DSL accounts: NAS, Texolutions and WorldCom; Juniper Broadband's revenue in third quarter 2003 came primarily from Company's Cable services segment. The opportunities for DSL services appear be picking up again as the regulatory, competitive and economic forces which have been impacting this market segment appear to be clearing up. The Company is currently negotiating renewed participation through several current opportunities in the DSL segment of the market.


                                       15
Similarly the Company is seeing an upsurge in the demand for Wireless and Satellite services and it is currently evaluating several opportunities for services in these market segments. The Company will continue to seek a diversified balance in its business base among the various competing segments of the rapidly expanding Broadband marketplace, including Cable, DSL, Wireless, Satellite and Broadband Vendor segments. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each.

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

There was no revenue related to the Company's Healthcare business in the third quarter of 2003 and 2002. The lack of revenue was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of Juniper Broadband, and to secure market penetration for that business.

During the period December 2000 through November 2003, all operations of the Company, other than Juniper Broadband, were substantially less than that of Juniper Broadband, and, accordingly, recognized a significant reduction in activity.

The entertainment and technology segment recognized operating costs of $389,000 in the third quarter of 2003, compared to $307,000 in the third of 2002, which was all attributable to the technology service business. This increase is the result of the growth of Juniper Broadband's business during this last year and the development of the broadband connectivity business.

Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the third quarters of 2003 and 2002.

Selling, general and administrative expenses decreased from $869,000 in the third quarter of 2002 to $773,000 in the third quarter of 2003, an 11% decrease. This decrease is primarily due to decreased salaries, which resulted from payroll and payroll related taxes.

Of the $772,700 in selling, general and administrative expenses for the third quarter of 2003, approximately $343,600 or 56% was attributable to the operations of Juniper Broadband. Substantially all the remaining selling, general and administrative expenses (approximately $241,800) is attributable to Juniper Group. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $183,400 paid with common stock, and depreciation and amortization of approximately $38,300.

The Other Expenses were primarily attributed to consulting fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees were paid in common stock.

Nine Months Ended September 30, 2003 Vs Nine Months Ended September 30, 2002 The entertainment and technology segment recognized revenue of $893,100 in the first nine months of 2003 compared to $816,400 in the nine months of 2002. Of the revenue in this segment, $878,100 was attributable to Juniper Broadband.

                                       16
The increase in revenue of Juniper Broadband was the result of the Company's focus of its resources on the growth of Juniper Broadband and the services provided under the Cablevision contract.

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

There was no revenue related to the Company's Healthcare business in the first nine months 2003 and 2002. The lack of revenue was predominately attributed to an overall redirection of the efforts of the Company toward establishing the business of Juniper Broadband, and to secure market penetration for that business. During the period December 2000 through October 2003, all operations of the Company, other than Juniper Broadband were substantially less than that of Juniper Broadband and, accordingly, recognized a significant reduction in activity.

The entertainment and technology segment recognized operating costs of $1,131,000 in the first nine months of 2003, compared to $600,000 in the first nine months of 2002, which was all attributable to the technology service business. This increase is the result of the growth of Juniper Broadband's business during this last year and the development of the broadband connectivity business.

Due to the lack of revenue from the Company's healthcare business, there were no Healthcare operating costs in the nine months of 2003 and 2002.

Selling, general and administrative expenses decreased from $1,932,000 in the nine months of 2002 to $1,699,000 in the nine months of 2003, a 12% decrease. This decrease is primarily due to decreases in salaries as well as decreases in film re-evaluation and amortization expense. Of the $1,699,000 in selling, general and administrative expenses for the nine months of 2003, approximately $699,400 or 41% was attributable to the operations of Juniper Broadband.

Substantially all the remaining selling, general and administrative expenses (approximately $857,400) is attributable to Juniper Group. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $653,700 paid with common stock, and depreciation and amortization of approximately $125,200.

The Other Expenses were primarily attributed to consulting fees paid to individuals assisting the Company in seeking mergers and acquisitions and developing the healthcare market. These fees were paid in common stock.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2003, the Company had a working capital deficit of ($975,000), compared to a working capital deficit of ($563,000) at December 31, 2002. The ratio of current assets to current liabilities was 0.43:1 at September 30, 2003, and 0.61:1 at December 31, 2002. Cash flow used for operations during the first nine months of 2003 was $912,000, compared to cash flow used for operations during the first nine months of 2002, of $549,000.

The Company's operations in the first nine months of 2003 were funded by the receipt of proceeds from the sale of approximately 1,180,000 shares of common stock for approximately $777,900.

                                       17
The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

The Company plans to continue to expand Juniper Broadband's Broadband service business and to invest the predominant portion of available resources in the effort. In the latter part of the second quarter, the Company began to increase its services to Cablevision's Suffolk County operations.

The Company plans to expand its services for its current customer, and to negotiate additional support agreements with new customers during this period. Juniper Group is seeking to arrange additional vehicle and capital financing to support these new Broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

The Company's subsidiary, Juniper Broadband has recently added an experienced Regional Vice President of Broadband Service Sales, based in the Philadelphia area. This sales executive brings with him many contacts and a great depth of experience in relationship sales in the Broadband industry, particularly with Broadband vendors. The Company plans to continue to invest in the sales, operations and administrative talent needed to continue its successful services performance, and to support growth of its broadband technology business.

The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2003. The Company, however, has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or possibly scale back operations and reduce its staff.

In terms of the Company's plan to reduce its liabilities and improve cash flow through expanding operations, the Company is building on its existing base of business with Cablevision Corporation, Juniper Broadband has targeted the expansion of its relationship with Cablevision towards higher skilled / higher margin services requiring less capital investment to enter. One such area is in head-end support of the corporate routers and servers, which support Cablevision's cable system and network activity. With anticipated higher gross profit margins to be realized for Juniper Broadband's services, the Company could improve its cash flow from its services and could apply this additional cash to reducing liabilities.

Juniper Broadband recently announced the hiring of a Vice President of Regional Broadband Service Sales. He is a highly experienced Sales Executive based in the Philadelphia area. He will pursue higher margin broadband services opportunities with other companies in DSL, Cable, Wireless and Satellite Broadband Service delivery business. He will be working in concert with our other Vice President of Broadband Service Sales in implementing a sales campaign targeted at Juniper Broadband's database of over 12,000 potential customers. Juniper Broadband is currently in discussions with over two dozen new business opportunities that could result in additional business awards in the current quarter.



                                       18
The Company's subsidiary, Pictures, in August, added an experienced film and television executive to revamp and ramp up Juniper Pictures division. He brings many contacts in the entertainment industry in Hollywood, New York and London that will enable us to take further advantage of our existing library as well pursue untapped opportunities for the titles in the library.

With regards to Juniper Pictures, Inc., the plan is to not increase liabilities and establish a policy of paying commission only in the marketing of the Picture's Film Library, thereby creating a cash flow. The President does not take a salary, only received only approximately $4,000 of a $12,500 sign-on bonus. The President has also postponed hiring an executive assistant until the early part of 2004. Sales persons will be commission only and the President is seeking to add revenue streams by establishing a consultancy area that will allow us to "sell" advisory services to other production and distribution companies. The division will stay as lean as possible while pursuing its objectives.

We will also look for content provision opportunities as a production service entity for feature films and television product. There can be no assurances that we will experience immediate growth in this division or that business opportunities available will be successfully implemented or supported.


During the first nine months of calendar 2003, the Company has raised approximately $777,900 from the sale of its common stock in private transactions. However, the Company will require additional financing to meet its operating objectives.

The Company currently does not have any bank lines of credit.

Seasonality

Juniper Broadband continues to find that the residential Broadband business slows down in December and the early part of the year. This is complemented by an increase in demand in the March through November period. Juniper Broadband's corporate Broadband business, primarily for DSL providers, has been impacted more significantly by the slowdown of the economy and the telecommunications sector than by seasonality in the past year.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Backlog

The Company has no Backlog.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.






                                       19
Use of Estimates in the Preparation of Financial Statements

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

Producers retain a participation in the net profits from the sale of film rights; however, producers' share of net profits is earned only after payment to the producer exceeds the guaranteed minimum, where minimum guarantees exist. In these instances, the Company records as participation expense an amount equal to the producer's share of the profits. The Company incurs expenses in connection with its film licenses, and in accordance with license agreements, charges these expenses against the liability to producers. Accordingly, these expenses are treated as payments under the film license agreements.

When the Company is obligated to make guaranteed minimum payments over periods greater than one year, all long term payments are reflected at their present value. Accordingly, in such case, original acquisition costs represent the sum of the current amounts due and the present value of the long-term payments.

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

If the net resalable value of the Companies film licenses is significantly less than Management's estimate, it could have a material input on the Company's financial conditions.

Recognition of Revenue from License Agreements

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Through the date of this Report, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                       20
PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings involving the Company.

Item 2. Changes in Securities and Use of Proceeds

The Company issued in the third quarter of 2003 the following shares of common stock pursuant to an exemption form registration provided by Section 4 (2) of the Securities Act of 1933, as Amended:

                            No.
                     Date Purchaser of Shares Consideration
-----------  ---------   ----------  -----------------------------

7/1-9/30/03  Employees/     20,000   Employees/Consultants accepted
             Consultants             payment of compensation in common
                                     stock in lieu of cash payment
                                     of $12,000

7/1-9/30/03  Vendors        49,458   Vendor accepted common stock in
                                     lieu of unpaid fees in the
                                     amount of $22,631

9/02/03      Attorneys      15,000   Payment of legal fees accepted in
                                     common stock in the amount of
                                     $12,000

7/1-9/30/03  Various       134,491   Payment of capital lease expenses
             Liabilities             in the amount of $32,664 and Notes
                                     Payable of $28,884

7/15/03      Fixed Assets  150,000   Deposits and prepayments for the
                                     purchase of three manuscripts in the
                                     amount of $225,000

7/1-9/30/03  Private       401,243   Satisfaction of indebtedness of
             Holders                 $185,323

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

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable


                                       21
Item 5. Other Information
Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 - Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         None








































                                       22



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


JUNIPER GROUP, INC.


Date: November 14, 2003



By:/s/ Vlado P. Hreljanovic
   ------------------------
    Vlado P. Hreljanovic
    Chairman of the Board, President,
    Chief Executive Officer and
    Chief Financial Officer


















                                       23


                                                                        Ex.31.1

             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
              VLADO P. HRELJANOVIC, PURSUANT TO U.S.C SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                                                SARBANES-OXLEY ACT OF 2002.

I, Vlado P. Hreljanovic, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Juniper Group, Inc.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15) for the registrant and have:
a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation (the "Evaluation Date"); and
c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of the Registrant's internal controls, over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and weaknesses in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial controls.




November 14, 2003                     By:  /s/ Vlado P. Hreljanovic
                                             -----------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer






                                                                     Ex. 32.1

             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Vlado P. Hreljanovic
--------------------------------
Vlado P. Hreljanovic
Chairman of the Board, President
Chief Executive Officer and Chief Financial Officer

Date: November 14, 2003