Form 10KSB
period 2003-12-31
JUNIPER GROUP INC
filed 2004-04-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number: 0-19170

                               JUNIPER GROUP, INC.
                 (Name of small business issuer in Its Charter)

      Nevada                                       11-2866771
   ------------                                    ----------
  (State or other jurisdiction           (IRS Employer Identification Number)
   of incorporation or organization)

                         111 Great Neck Road, Suite 604,
                           Great Neck, New York 11021
[GRAPHIC OMITTED]
                (address of principal executive offices) (Zip Code) Registrant's Telephone Number, including area code: (516) 829-4670

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
         Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Each Class:
                    Common Stock (par value $.001 per share)
       12% Non-Voting Convertible Redeemable Preferred Stock $.10 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO--

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]


State issuer's revenues for its most recent fiscal year. - $1,181,552


The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,644,165 based upon the $0.47 average bid price of these shares on the pink sheet for the period March 3, 2004 through April 6, 2004.


As of April 6, 2004, there were 6,761,128 outstanding shares of Common Stock, $.001 par value per share.

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

[GRAPHIC OMITTED]

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

2. Healthcare: The healthcare operations are conducted through three wholly owned subsidiaries of Juniper Medical Systems, Inc. ("JMSI"), which is a wholly owned subsidiary of the Company:

B. Business of the Issuer

1. Entertainment and Technology Services:

a) Internet Technology Services

Juniper Communications, Inc. ("JCOM") (formerly known as Juniper Internet Communications, Inc.): The Company's technology segment is conducted through JCOM, which is owned 100% by JEI. JCOM's emphasis on technology and the Internet focuses particular attention on services for leading Internet Broadband service providers, specifically cable, DSL, wireless and satellite companies. The adoption of new broadband capabilities by new residential and business internet users will allow JCOM to continue to expand its technology deployment and integration services.

The continuing expansion of broadband based technology continues at a rapid pace. Industry forecasts predict that individual internet connectivity will penetrate more than 80% of US households by 2005. Broadband connections are expected to grow from the base of 27M users at the end of 2003 to nearly 44M users in 2006. New applications and innovative services for users with broadband connections to the Internet for information and entertainment services are rapidly being introduced. Some of the new services offered to these users in 2003 included VoIP telephone, Video on Demand, digital and high definition services. Video, music downloading, social networking, wireless broadband access and service level upgrades for faster broadband connections.

Leading broadband service providers of cable, DSL, wireless and satellite high-speed access to the Internet continue to increase their investments in technology in order to offer upgrades, as well as new services to their existing customers and to the millions of new broadband users. The Company believes that the investment required to implement service expansions will continue to motivate broadband service providers to focus on their core competencies and services and to outsource many non-critical aspects of their business, including installation, integration and customer support services.

JCOM's growth in the past year continued to be impacted by the effects of the current economic environment and the Company chose to concentrate its efforts in assuring the successful implementation of its services for its key customers. The Company establishes reserves against receivables owed by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company.

The Company continues to see change in the DSL business as recent governmental regulatory actions continue to reshape the telecommunications side of the broadband market. The Company believes that changes affecting the DSL industry, will be accompanied by competitive actions of cable, wireless and satellite providers as Broadband penetration of US households and business continues unabated.

The Company believes that the trend for outsourcing in the deployment and support for Broadband customer services will continue to strengthen as the industry matures. Although the current economic environment has had a dampening effect, the Company believes the impact is temporary. We believe that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers.

In 2003, the efforts of JCOM were directed towards assuring the continuing success of our services for existing accounts. Based on the quality of its service performance, the Company was successful in competing with larger and more established competitors at its key accounts and successfully retained its business, when these competitor's services were terminated.

The continuing focus of the broadband business has been on installing and supporting broadband internet connections in homes and businesses under contracts with Cable companies, DSL providers, and wireless and satellite Broadband Internet access providers. JCOM also provides post-installation support, integration and Internet security services for business and residential users.

JCOM, which established broadband services in New York and Philadelphia, and extended these services throughout the Northeastern United States last year, is now planning to expand its coverage to Metropolitan areas in other regions of the United States. JCOM also continues to focus on expanding its services to Cablevision in the New York Metropolitan area and in nearby New York suburban counties.

Competition

Services for Broadband deployment have been provided by a mix of in-house service organizations and outsourced support providers. Most cable, satellite and wireless service providers use a mix of both as sources for their customer services, thus optimizing their ability to respond to customer demands for service. Most contracted service still remains in the hands of small independent contractors. Several larger competitors have emerged through acquisition and aggressive contracting.

The Company continues to believe that the composition of industry participants in broadband installation services, which is highly fragmented, will continue to change as smaller companies founded from offshoots of telecommunications installation firms grow or become acquired by larger companies. 180 Connect, Mastec, Prince Telecommunications and TriWire are examples of firms showing early growth in the Broadband deployment segment of this marketplace. Larger computer service firms like DecisionOne also participate in the market on a limited basis, most often in the DSL services area. Major telecommunications companies typically outsource a lower percentage of their installation work than independent telephone companies or other broadband providers, as they rely more heavily on their internal unionized work force.

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

Employees

Mr. Alan R. Andrus manages the Company's Juniper Communications, Inc. subsidiary as its president.

The Company plans to add new sales and management personnel in 2004 who will bring the skills and experience that allow it to be successful in new account sales growth and in operations and performance in its targeted sectors of new business opportunities.

JCOM's business was successful in internal development of experienced field personnel into supervisory roles, directing its daily field operations. Dedicated operations supervision improved its operational performance and efficiency, increased customer satisfaction and improved its performance in comparison to the Company's competitors in its major accounts, including Cablevision.

b) Entertainment

Juniper Pictures, Inc. ("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

For the past several years, the Company has reduced its efforts in the distribution of film licenses to commit and focus its resources on the growth of the Internet technology business, which, during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures generated a small amount of revenue in both 2003 and 2002.

Competition

Competition is intense in the motion picture distribution industry. The Company will begin reallocating more of its time and effort to the sale of film licenses in 2004, if Company resources are available. The Company is in competition with other motion picture distribution companies, including many of which have greater resources than the Company, both in the acquisition of distribution rights to movie properties and the sales of these properties to the various markets (i.e. Internet, pay, cable and television).

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

The sale of 25% of TAGS was completed for $75,000 with a $25,000 down-payment and a promissory note for $50,000. Based upon the Company's evaluation of the investment and receivable at December 31, 2003, both were reserved for 100%.

Major Customers

In 2003, Cablevision accounted for 96% of the total revenue of the Company. In 2002, Cablevision, Time Warner, Network Access Solutions ("NAS"), and Comcast accounted for 25%, 23%, 12% and 10% of the total revenue of the Company. NAS has filed for bankruptcy and no longer does business with the Company. No other customer accounted for more than 10% of the Company's total revenue.

Employees

As of April 6, 2004, the Company had 26 full-time employees and 3 part-time employees and independent contractors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE















             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

During 2002 and 2003,the Company's common stock was traded on the NASDAQ Small Cap Market, under the symbol "JUNI". As of December 31, 2003, the Company voluntarily withdrew its NASDAQ listing and applied to be traded on the Over-the-Counter market on the NASD OTC Bulletin Board. The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded in the Over-the-Counter Market on the NASD OTC Bulletin Board. The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2003 and 2002. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On June 5, 2003 and August 14, 2002, the Company's shareholder's approved a one-for-eight and a one-for-ten reverse stock split of the Company's common stock. All amounts below reflect actual trading prices after giving effect to the reverse stock splits.

        2003                            HIGH                    LOW
        ----                            ----                   -----
FIRST QUARTER..................       $ 6.48                   $2.40
SECOND QUARTER.................         4.40                    1.19
THIRD QUARTER..................         1.66                    0.91
FOURTH QUARTER ................         1.65                    0.45

        2002                            HIGH                    LOW
        ----                            ----                   -----
FIRST QUARTER..................       $ 7.36                   $2.40
SECOND QUARTER.................         6.32                    2.00
THIRD QUARTER..................        11.00                    1.04
FOURTH QUARTER.................         8.00                    3.28

Preferred Stockholders are entitled to receive a dividend out of assets legally available for payment at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock accumulate. Dividends have been paid through the quarter ended December 1, 2002. On January 14, 2003, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. Accrued and unpaid dividends at December 1, 2003 were $6,387. No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set aside, which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

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

As of April 6, 2004, there were approximately 300 shareholders of record of the Company's Common Stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

Changes in Securities

(a) The information disclosed in Item 4 above is incorporated herein by reference. (b) N/A (c) Shares of Common Stock, $0.001 par value, issued during 2003 totaled 3,956,209 shares.

During the fourth quarter of 2003, the Company issued 1,507,083 shares of its common stock as follows:

                                Number
Date          Purchaser        of Shares      Consideration        Exemption
-----         ---------        ---------      -------------        ---------
10/1-12/31/03 Consultants       48,000        Consultants accepted
                                              common stock as payment
                                              of fees in the
                                              amount of $12,000          4(2)
10/1-12/31/03 Private
              Placement        647,833        Satisfaction of
                                              indebtedness of $133,144   4(2)

Options issued during 2003 totaled 430,000. These stock options were exercised in the first quarter of 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION OF 2003 OPERATIONS

The Company entered 2003 having concluded a successful marketing and sales campaign in 2002 that identified some 300 opportunities which were referred to the Company's management and sales team to further qualify these customers from both opportunity and financial perspectives, and resulted in pursuit of approximately 100 of these customers for over $22 Million dollars in specific contractual opportunities. Six of these accounts, with a potential revenue opportunity in excess of $10 Million dollars, were selected by the Company for contract negotiation. All were signed by the Company.

Among the opportunities resulting from the marketing program was a major new relationship with Cablevision Corporation. This opportunity, which in both size and attractiveness had the potential to exceed all the other opportunities combined, was chosen by the Company as its strategic customer target for the coming year. Cablevision is the sixth largest cable services company in the U.S. Cablevision is based on Long Island, close to the Company's headquarters. Cablevision was interested in utilizing the Company's services throughout the New York Metropolitan area, allowing the Company the advantage of local and hands-on management in the delivery of its services. It was believed that the proximity of the services to be provided afforded the Company the opportunity to spend considerable time working on, fine tuning and implementing unique and innovative approaches to delivering its services, and to allow it to develop a service delivery infrastructure to provide the best services provided to Cablevision by any of the cable installation subcontractors who service this customer. It was also believed that Cablevision was also unique among Cable companies, in that it relied more heavily than most on outsourced installation services, and as a result, considered its subcontractors more as business partners than as providers of commodity-like services. Accordingly, Cablevision has worked closely with the Company to help insure that the Company's services were effective and responsive to Cablevision's needs.

The Company's services were initiated in October 2002 in support of Cablevision in Suffolk County on Long Island. Services were extended to Nassau, Westchester and Rockland Counties in New York; and to Monmouth County, New Jersey in early 2003. The Company worked to refine its infrastructure and processes and to institute innovative vehicle and fuel management controls, tools and test equipment provisioning processes, employee and supervisory compensation and incentive programs, dispatching, billing, and consumables provisioning activities.

The Company also successfully completed contracted projects for Time Warner in Upstate New York, and for Cablevision in Westchester and Rockland Counties by mid 2003 and moved on to new work. The Company also successfully completed a project in support of Cablevision in Monmouth County, New Jersey which began in March 2003 and continued into September 2003.

Cablevision began a highly competitive process in its management of subcontractors on Long Island requiring the Company to focus its limited resources to fulfill its contractual obligations, to meet Cablevision's stringent requirements and to continue throughout the year as a key service provider to Cablevision. During the year all other competitors servicing Cablevision in Suffolk County in 2002 and early 2003, except Juniper Internet Communications, were terminated and replaced by Cablevision. Juniper remains the primary contractor in Suffolk County as of this date, and has engaged in several major projects there, including Cablevision's rollout of Digital Cable services, its introduction of High Definition TV services, its rapid expansion of Broadband Internet services, and most recently the introduction of Internet-based Telephony services. The Company expects Juniper to remain a key contractor is Cablevision's expansion of services to its base of customers on Long Island. Further, the substantial financial and operational enhancements of the companies cable services delivery model will position the Company to expand its services during the year to other Cablevision territories in New York and New Jersey, and to continue to grow its services adding contracts for projects and ongoing support for other cable companies including Comcast and Time Warner.

Cablevision is a contractually demanding customer, and significant upfront expenses were nonetheless incurred and investments made to provide customer required insurance coverage, supervisory and quality assurance support, technician training and test equipment purchases. The Company was determined to make this account a success and it was successful in coping with its resource constraints and in maintaining a high quality of services to the customer.

During the second quarter of 2002, the Company elected to broaden the base of business in its Juniper Entertainment subsidiary to with the purchase of TAGS Inc., a producer of high end golf shoes and accessories. Despite the investment of substantial capital into this business throughout the second and third quarters, the Company was forced to restructure its relationship with TAGS and forfeit much of the investment made in this venture. Constraints in available financing for asset purchases, vehicle deposits and leasing and receivables financing forced the Company to pass up opportunities to expand its businesses in nearby Cablevision territories in Brooklyn and the Bronx, and to build upon its initial opportunities in Nassau County and Westchester.

The Company's shortage of investment funds during 2003 precluded the Company from taking timely advantage of the opportunities uncovered by its 2002 sales campaign, and further prevented it from engaging in a new sales campaign in 2003. Changes in the marketplace, specifically the reduction in opportunities in high margin DSL services due to the failure of numerous independent DSL providers caused by unrelenting competitive and legislative pressures from the former Bell telephone companies, and the decision of the incumbent telephone companies to use union technicians exclusively, limited Juniper's DSL opportunities. Due to these constraints on new account activity, the Company focused all its efforts on the success and productivity of its Cable services. In first quarter of 2004 the Company identified and began pursuing potential opportunities for acquisition of cable service contracts from competitors in other cities, at what it believes may be attractive terms and conditions.

The Company continued to work on the identification of other high margin areas for growth, and found major opportunities in several key areas of Wireless Broadband service delivery. The foremost of these are in support of Wireless/Tower services. This area of emerging Broadband services is built upon the capabilities of a relatively small group of companies qualified and skilled at performing cellular and wireless installations on cellular towers, and at residential and commercial locations. Building alliances with companies in this key segment of the Broadband market, the Company developed strategies and capabilities to enter this attractive and high growth portion of the marketplace. The Company has signed an agreement to provide its service to Motorola Inc. as an Authorized Canopy Solutions Provider and as a Motorola Affiliate for tower and subscriber antenna installation, integration and support services. The Company has identified potential acquisition candidates whose expertise could augment the Company's implementation of services for Motorola. The Company is currently seeking additional financing to allow it to take advantage of its position with this major customer.

Additional Wireless/Broadband service opportunities for the Company have emerged in the Home Networking and 802-11 markets. The Company believes that it will become engaged in a number of projects in these areas, supporting vendors, resellers, ISPs and integrators in 2004. One of these opportunities currently being pursued may provide the Company the opportunity to expand its services nationwide. These new business opportunities, together with the continuing expansion of our successful Cable services, and continued evaluation of re-emerging opportunities in the DSL and Satellite markets will remain the companies primary focus in the early months of 2004. The Company plans to renew its new account marketing efforts in mid-2004, with focus on broadening its base of high margin customer accounts including Wireless, DSL, and Satellite broadband services, and with a continued emphasis on Cable companies, including Cablevision, Comcast, Time Warner and other cable industry leaders.

There is no assurance that the Company will be successful in obtaining required financing for these efforts, nor can it be assured that its services will continue to be provided successfully, or that customer demand for its services will continue to be strong despite customer forecasts of expanded workloads through 2004.

RESULTS OF OPERATIONS

Fiscal Year 2003 Vs Fiscal Year 2002
------------------------------------

The Company's revenues decreased to $1,182,000 in 2002 from $1,232,000 in 2002, representing a 4% decrease.

Revenue related to entertainment and technology services decreased to 1,182,000 in 2003, from $1,232,000 in 2002. Revenue in this segment was mainly attributed to the growth of the Broadband business, as the business recorded 1,167,000 of its 2003 revenue Vs $966,000 in 2002, or a 21% increase. This increase resulted from Broadband revenue in the completion of certain projects for Time Warner, Cablevision-Rockland and Cablevision Monmouth. In addition, JCOM saw continued growth in Cablevision-Suffolk. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses for the past several years. However, the Company has, on a limited basis, continued looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. However, in 2003, Juniper Pictures generated $15,000 of revenue.

There was no revenue related to the Company's Healthcare business in 2003 and 2002. The lack of revenue was predominately attributed to the Company's overall direction of its efforts over the past three years toward establishing the business of JCOM and to secure market penetration for that business. During the period January 2002, through December 2003, all operations of the Company, other than JCOM, were substantially inactive, and, accordingly, recognized virtually no activity.

The entertainment and technology segment recognized operating costs of $1,350,000 in 2003, compared to $980,000 in 2002. This increase is primarily the result of the growth of JCOM's business during this last year and the successful development of the broadband connectivity business.

Operating costs increased to $1,350,000 in 2003 from $980,000 in 2002, a 38% increase.

Due to the lack of activity in the Company's healthcare business, there were no Healthcare operating costs in 2003 and minimal expenses in 2002.

Selling, general and administrative expenses decreased from $2,461,000 in 2002 to $2,374,000 in 2003, a 4% decrease.

Of the $2,374,000 selling, general and administrative expenses for 2003, approximately $864,000 or 36% was attributed to the operation of JCOM, compared to $903,000 or 37% in 2002. The decrease of $87,000 in 2003 from 2002, is primarily attributable to an increase in rent of $52,000 offset by decreases in compensation costs of $61,000, regulatory fees of $36,000 and insurances expenses of $44,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had a working capital deficit of ($1,422,000), compared to a working capital deficit of ($563,000) at December 31, 2002. The ratio of current assets to current liabilities was 0.16:1 at December 31, 2003, and 0.61.1 at December 31, 2002. Cash flow used for operations during 2003 was ($1,320,000), compared to cash flow used for operations during 2002, of $495,000. The Company's operations in 2003 were funded by the receipt of proceeds from the sale of 1,832,977 shares of common stock for approximately $924,000. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

The Company invested all of its resources in 2003 in providing working capital for the Broadband Services business to cover the costs of insurance, vehicles, equipment, working gear, facilities, personnel and related costs. The Company continued refining its cable services business model, reducing its costs for vehicles, facilities, phones, personnel and administration, and it has made substantial progress towards improving the profitability, performance and scalability of its service business. In 2003 the Company outperformed major competitors at Cablevision and became the primary contractor for Cablevision in Suffolk County New York. The Company anticipates the continuation of its major Cablevision account throughout 2004, and expects to add other new accounts during the year.

During 2003 the Company also engaged in business planning for participation in the implementation of Wireless Broadband Services, especially in the attractive field of Wireless Antenna and Tower surveys and installations. In early 2004 the Company signed an Authorized Solutions Provider Agreement with Motorola and was appointed a Motorola-Canopy Affiliate Provider for Installations and Services Nationwide.

The Company is currently engaged in discussions regarding the financing of its expansion of its Cable, DSL and Wireless Broadband services and anticipates that substantial new funding will be required to roll out services for these new customers and to expand its operations geographically within the US.

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

The sale of 25% of TAGS was completed for $75,000 with a $25,000 down-payment and a promissory note for $50,000. Based upon the Company's evaluation of the investment and receivable at December 31, 2003, both were reserved for 100%.

The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits however, the Company plans to enhance its information and telecommunications system capabilities to more efficiently and effectively provide its entertainment, internet technology and healthcare services and to acquire additional films during 2003.

During 2003, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,099,000 for working capital and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay its payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated. During the first quarter of 2003, approximately $218,000 was paid to the Internal Revenue Service for past due payroll taxes, which are reflected in current liabilities on the Balance Sheet at December 31, 2002. These funds originated from the operations of JCOM.

The Company has suffered recurring losses from operations which raised substantial doubt about its ability to continue as a going concern. The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations. This program has been implemented throughout the Company in all executive, management, administrative and operational groups. During the last quarter the Company has taken advantage of the slowed pace of broadband installations by fine tuning its business model and by restructuring its direct and overhead expenses. The Company has instituted a series of operational refinements which have increased its gross margins from both its cable and DSL implementation services. JCOM has fine tuned its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands.

The Company has created compensation incentive programs for both technical and management personnel focused on performance and productivity. Additionally, part of the Company's plan includes raising additional funds either through issuance of debt or equity. From January 1, 2004 through April 6, 2004, the Company raised approximately $186,000, through offerings under private placements. The Company intends to raise the necessary funds it may require for the remainder of 2004 through public or private sales of securities. If the Company is unable to fund its cash flow needs, it may reduce or stop planned expansion, or scale back operations.

The Company currently does not have any lines of credit.

During 2003 and 2002, the Company focused its resources on the growth of the entertainment and technology segment, which during that time was the most efficient and cost-effective strategy for the Company to maximize revenue.

As of December 31, 2003, the Company has $271,000 principal amount of capitalized leases payable and $380,000 of notes payable outstanding. The Company's capital leases and notes accrue interest at rates ranging from 9% to 24% per annum, and mature at varying dates, through 2008.

Healthcare

Since 2000, PCI has not performed any services. This was primarily due to the limited cash of the Company, which was used for the initiation and expansion of the JCOM business.

Entertainment and Technology Services

During 2003 the Company has taken advantage of the slowed pace of broadband installations by fine-tuning its business model and by restructuring its direct and overhead expenses. The Company has instituted a series of operational refinements which have increased its gross margins from both its cable and DSL implementation services. JCOM has fine tuned its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands. The Company has created compensation incentive programs for both technical and management personnel focused on performance and productivity.

Seasonality

JCOM has found that the residential Broadband business slows down in December and during the first quarter of the year. This is offset by heavier demand in the June-November period. The effects of September 11, 2001, coupled with the recessionary effects experienced in 2002, were believed to have had a significantly greater effect on JCOM than seasonality in 2003.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Backlog

None

ITEM 7. FINANCIAL STATEMENTS

The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

 i) Evaluations of disclosure controls and procedures.

Based on evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, the Chairman, Chief Executive Officer and Chief Financial Officer, who is the same person, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

ii) Changes in internal control.

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


                                    POSITIONS
NAME                       AGE      W/COMPANY                  DIRECTOR SINCE
----                       ---      ----------                  --------------
Vlado P. Hreljanovic       56       Chairman of the Board,          1987
                                    President, CEO and
                                    CFO

Barry S. Huston            57       Director                        2000

Peter W. Feldman           59       Director                        2003

Harold A. Horowitz         53       Director (1)                    1991

Yvonne T. Paultre          65       Secretary                       ---

Alan R. Andrus             60       President/JCOM                  ---

(1) Resigned in March 2003.

DIRECTORS

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

Peter W. Feldman was elected to the Board of Directors of the Company April 2003. Mr. Feldman is actively involved in physician practice management and consulting services for physician based business in the state of Florida. Mr. Feldman has been the Managing Director of a Kentucky Fried Chicken franchise since 1972. He was a Director and officer of Labels For Less, a discount women's clothing chain, from 1975 through 1990. Additionally, Mr. Feldman was Chief Financial Officer and Administrator of Morris Industrial Builders, a real estate developer, from 1985 through 1991. Mr. Feldman has been the principal of International Food and Development, Inc., a company that develops and operates restaurants throughout the Caribbean.

OTHER OFFICER

Yvonne T. Paultre has been Secretary of the Company from 1991 and will remain in that capacity through June 2004, when she plans to retire. Ms. Paultre has supervisory responsibilities for the Company's employees, customer relations and office policies. She was also responsible for operations of the Company's television syndication area.

KEY EMPLOYEE

Alan R. Andrus has been President of JCOM since January of 2001. Mr. Andrus has served in various high technology services management roles prior to joining JCOM. He has managed computer, networking and broadband internet services, in startup, growth, turnaround and acquisition environments.

Before joining JCOM Mr. Andrus served as President of Computer Systems Support/US Internet Support from February 2000 until its acquisition in third quarter 2000. Mr. Andrus also was President and CEO of US Computer Group from November 1998, President of ARAND Corporation from September 1996 to November 1998, Senior Vice President of Sales, Marketing and Strategy for Technology Service Solutions (an IBM/Kodak joint venture company) from June 1994, Senior Vice President of Integrated Solutions and Senior Vice President of Services for ComputerLand Corporation (later renamed Vanstar Corporation) from February 1988.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2003 through December 31, 2003, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

All amounts below are restated, if applicable, to give effect to the August 16, 2002, 1 for 10 reverse stock split and the June 5, 2003, 1 for 8 reverse stock split.

                                             Long Term
                                            Compensation
                           Annual                                     Securities
                       Compensation                     Other Annual  Underlying
Name/Principal Position    Year     Salary     Bonus    Compensation  Options(#)
-----------------------    ----    --------    -----    ------------  ----------

Vlado Paul Hreljanovic      2003   $  67,836(1)  -  (2) $53,871  (3)   250,000
Chairman of the Board and   2002   $ 153,117(4)  -  (5) $50,376  (6)   130,000
Chief Executive Officer     2001   $  86,996(7)  -  (8) $48,153  (9) 1,381,422

(1) Throughout 2003, Mr. Hreljanovic received 46,518 shares as payment of net salary of $62,636 from a gross salary of $67,836.

(2) In 2003, Mr. Hreljanovic received options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.32 per share as consideration for his efforts to develop JCOM. These options had provisions for cashless conversion, and during 2004, these options were exercised.

(3) Other compensation for Mr. Hreljanovic in 2003 was primarily comprised of, automobile lease payments and insurance of $24,222 and health and life insurance of $29,649.

(4) Throughout 2002, Mr. Hreljanovic received 191,664 shares as payment of net salary of $138,424 from a gross salary of $153,117.

(5) In 2002, Mr. Hreljanovic received options to purchase 130,000 shares of the Company's common stock at an exercise price of $0.42 per share as consideration for his efforts to develop JCOM. These options had provisions for cashless conversion, and during 2002, the options were unexercised.

(6) Other compensation for Mr. Hreljanovic in 2002 was primarily comprised of, among things, automobile lease payments and insurance of $25,721 and health and life insurance of $24,655.

(7) Throughout 2001, Mr. Hreljanovic received 248,460 shares as payment of net salary of $80,749 from a gross salary of $86,996.

(8) In 2001, Mr. Hreljanovic received options to purchase 131,422 shares of the Company's common stock at an exercise price of $1.10 per share as consideration for his efforts in obtaining capital for the Company. In addition, Mr. Hreljanovic received options to purchase 600,000 shares of the Company's common stock at an exercise price of $1.10 per share in recognition of his efforts to develop JCOM as well as develop other business opportunities in the healthcare industry. These options had provisions for cashless conversion and, during 2001, the options were converted into 95,500 shares and 436,229 shares, respectively. In addition, for his services as a member of the board of directors, Mr. Hreljanovic received options to purchase 650,000 shares at $0.65. At December 31, 2002, the entire 650,000 options were relinquished and returned back to the Company by Mr. Hreljanovic.

(9) Other compensation for Mr. Hreljanovic in 2001 was primarily comprised of, among things, automobile lease payments and insurance of $25,583 and health and life insurance of $22,570.

Aggregate Option Exercises in Last Fiscal Year and Year-end Options


                                                   Number of
                                                   Securities     Value of
                                                   Underlying     Unexercised
                                                   Unexercised    In-the-Money
                             Shares (1)            Options at     Options at
                             Acquired              Year-end (#)   Year-end ($)
                                On         Value   Exercisable/   Exercisable/
Name and Principal Position  Exercise    Realized  Unexercisable  Unexercisable
---------------------------  --------    --------  -------------  ------------
Vlado Paul Hreljanovic          -        $   -        380,000/0     $ 40,200/0
Chairman of the Board and
Chief Executive Officer (2)

Barry Huston                    -        $   -        170,000/0     $ 23,900/0
Director

(1) In 2003, Mr. Hreljanovic and Mr. Huston received options to purchase 250,000 and 120,000 shares of common stock, respectively, at the exercise price of $0.32 per share for Mr. Hreljanovic, and $0.29 for Mr. Huston, as additional compensation as a member of the Board of Directors. At December 31, 2003, options belonging to Mr. Hreljanovic and Mr. Huston of 380,000 and 170,000, respectively, were unexercised.

Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2003 was scheduled to be approximately $195,969. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego $128,133 of his salary for 2003. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2003 and 2002. In 2003, the Company issued 46,518 shares of common stock valued at $62,636 as payment of Mr. Hreljanovic's net salary. In 2002, the Company issued 191,664 (pre-reverse stock split in August 2002 of 1 for 10, and June 2003 of 1 for 8), shares of common stock valued at $138,424.

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

In January 2001, the Company employed Mr. Andrus as president for its subsidiary JCOM. Although no formal employment agreement has been prepared, the terms of employment originally included a salary of $200,000 per year and options to purchase 100,000 shares of common stock at $1.20 per share to be earned as certain benchmarks are achieved over a two-year period. In early 2002, Mr. Andrus agreed to a temporary $50,000 reduction of his annual salary that has remained in effect. Additionally, the terms of his employment include that the Company provide him with health insurance.

STOCK OPTION PLANS

On May 27, 2003, the shareholders of the Company adopted the 2003 Equity Incentive Plan, which supplements all previously adopted plans. These plans allow the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten (five years in the case of a 10% or more stockholder).

During 2002, the Company issued options to purchase 27,500 shares of common stock under several of the Plans. At December 31, 2002, for all plans prior to the 2002 Plan, all options under the Plans were granted and either exercised or cancelled. During 2003, the Company issued stock awards for 22,164 shares of common stock under the 2002 Plan. Further with regard to the 2002 Plan, at December 31, 2003, 27,500 options remain issued and unexercised (see Options Granted in Note 8 - Shareholders' Equity) and no additional stock or option awards are available.

During 2003, the Company did not issue options to purchase common shares but did issue stock awards under the 2003 Plan. At December 2003, 89,230 shares under that Plan remain available.

OPTION/SAR GRANTS TABLE

                             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------
                          Number of
                          Securities     % of Total
                          Underlying     Options/SARS
                          Options/SARS   Granted to    Exercise on
                          Granted        Employees in   Base Price   Expiration
         Name                #           Fiscal Year    ($/Share)      Date
----------------------    ------------   -------------- -----------  ---------
Vlado P. Hreljanovic
President/CEO             130,000 (1)       27.1%          $0.42       1/7/08

Vlado P. Hreljanovic
President/CEO             250,000 (2)       52.1%          $0.32       4/3/08

(1) These options were returned and cancelled in 2004. (2) These options were exercised in 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 6, 2004: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and

(iii) all of the Company's Executive Officers and Directors as a group.

                                    BENEFICIAL              PERCENT OF COMMON
 NAME AND ADDRESS                   OWNERSHIP               STOCK OUTSTANDING
----------------------              -------------           -----------------
Vlado P. Hreljanovic                1,577,378 (1)                21.7%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Barry S. Huston                       201,957 (2)                 2.9%
20 Melby Lane
East Hills, NY  11576

Peter W. Feldman                      100,000 (3)                 1.5%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Officers and Directors as a
 group (4 Persons)                  2,032,546                    26.6%

(1) Includes 500,000 shares of Common Stock issuable upon exercise of options granted to Mr. Hreljanovic under the 2003 Equity Incentive Plan. Includes an aggregate of 22,302 shares of Common Stock owned by Mr. Hreljanovic's children.

(2) Includes 150,000 shares of Common Stock issuable upon exercise of options granted to Mr. Huston under the 2003 Equity Incentive Plan.

(3) Includes 100,000 shares of common stock issuable upon exercise of options granted to Mr. Feldman under the 2003 Equity Incentive Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

                    Number of
                    Securities
                    To be issued
                    Upon exercise      Weighted average
                    Outstanding        exercise price      Number of Securities
                    Options, Warrants  of outstanding      remaining available
Plan Category        And Rights            Options         for future issuance
--------------       -----------       -----------------   -------------------

Equity compensation
plans approved by
security holders      650,000               $0.34               89,241

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid rent under a sublease during 2003 and 2002 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2003 and 2002 was $136,700 and $84,500, respectively. Under the sublease, which terminates in 2007, the future minimum amount payable over the term of the lease is $231,238.

The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company, for a ten-year license period, which expires on June 5, 2008. The Company is obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2003 and 2002, no payments were made to such company and no revenue was recognized from such films.

Throughout 2003 and 2002, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2003 was $230,681. The net outstanding balance with the officer at December 31, 2003 and 2002, respectively, was a balance due to him of $203,820 and $220,639, respectively.

As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 46,518 shares of common stock (See Note 8 of the Notes to Consolidated Financial Statements), valued at $62,636 in 2003 and 191,664 (pre August 2002 1 for 10 reverse stock split and June 2003 1 for 8 reverse stock split) shares valued at $137,811 in 2002. In addition, in 2003, Mr. Hreljanovic received options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.32 per share as consideration for his efforts to develop JCOM. These options had provisions for cashless conversion and were unexercised at December 31, 2003.

During 2003 and 2002, legal services were performed by a firm in which Mr. Barry
S. Huston, a member of the Company' Board of Directors, is a Partner. Such services related to the collection and settlement of various receivables of the Company. For their services, Mr. Huston's firm receives compensation on a contingent basis (one third upon settlement). During 2003 and 2002, no compensation was paid to Mr. Huston's firm.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                              Exhibit Description:

2.1 Agreement and Plan of Merger dated as of January 20, 1997 between the Registrant and Juniper Group, Inc., a Nevada corporation (2)

3.1 Certificate of Incorporation of the Registrant, as amended (1)

3.2 Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997 (3) 3.3 Certificate of Incorporation of Juniper Group, Inc., a Nevada corporation. (2)

3.4  By-Laws of the Registrant (1)

3.5 Amendment to the By-Laws of the Registrant approved by the shareholders of the Registrant on February 12, 1997 (2)

3.6  By-Laws of Juniper Group, Inc., a Nevada corporation (2)

4.1  1999 Stock Option Plan (2)

4.2 2000 Stock Option Plan (4)

4.3  2001 Stock Option Plan (5)

4.4  2002 Equity Incentive Plan

4.5  2003 Equity Incentive Plan

21.1 Subsidiaries

23.1 Consent of Independent Certified Public Accountants

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

(4) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 27, 2000

(5) Incorporated by reference to the Company's Form S-8 filed on October 1, 2001, as amended on October 30, 2001.

(6) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on August 14, 2002.

(7) Incorporated by reference to the Company's Form S-8 filed on January 3,
2003.

(8) Incorporate by reference to Company's Form S-8 filed on July 11, 2003.

(b) Reports on Form 8-K. NONE

31.1 - Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2003 and 2002, there were no billings by Goldstein & Ganz, CPA's P.C. to the Company for Audit-Related Fees and Tax Fees. Additionally, they did not provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Goldstein & Ganz, CPA's P.C. to the Company for the years ended December 31, 2003 and 2002 are as follows:

                                                      2003     2002
                                                      ----     ----

                  Audit Fees (1)...............      $37,894  $42,300
                  All Other Fees ..............        1,075    3,512
                                                     -------  -------
                  Total Fees for Services Provided   $38,969  $45,812
                                                     =======  =======

(1) Audit services included (a) the annual audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company's consolidated financial statements, and (b) services that only the independent auditor reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC or related thereto.




             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Independent Auditor's Report........................................  F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002........  F-3

Consolidated Statements of Income for the years ended
December 31, 2003 and 2002..........................................  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002..........................................  F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003 and 2002....................................  F-6

Notes to Consolidated Financial Statements..........................  F-7

                          INDEPENDENT AUDITOR'S REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS

JUNIPER GROUP, INC.

We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                        /s/GOLDSTEIN & GANZ, CPA's, P.C.



Great Neck, New York
April 2, 2004

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
       ASSETS                                               2003          2002
                                                            ----          ----
  Current Assets
  Cash ...........................................     $      2,103  $    6,889
  Accounts receivable - trade (net of allowance)..           87,125     194,382
  Prepaid expenses and other current assets.......          195,185     668,031
                                                        -----------   ---------
    Total current assets .........................          284,413     869,302
  Film licenses ..................................        2,424,782   2,328,659
  Property and equipment net of accumulated
    depreciation of $505,899 and $345,483,
    respectively .................................          567,743     445,876
  Other investment................................          200,000     366,115
  Goodwill .......................................          209,106     209,106
  Other assets ...................................            5,176       3,032
                                                       ------------  ----------
                                                       $  3,691,220  $4,222,090
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses..........      $  1,024,535  $1,011,562
  Notes payable - current .......................           471,556     193,021
  Due to officer ................................           203,820     220,639
  Due to shareholders............................             7,000       7,000
                                                        -----------   ---------
Total current liabilities........................         1,706,911   1,432,222
Notes payable - long term .......................           179,974     188,559
Due to producers - long term.....................               -           911
                                                        -----------   ---------
  Total liabilities .............................         1,886,885   1,621,692
                                                        -----------   ---------
Shareholders' Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  25,357 and 26,857 shares issued and outstanding
  at December 31, 2003 and December 31, 2002,
  respectively: aggregate liquidation preference,
  $50,714 and $53,714 at December 31, 2003, and
  December 31, 2002, respectively ...............             2,536       2,686
 Common Stock - $.001 par value, 75,000,000 shares
  authorized,4,529,749 and 573,541 issued and
  outstanding at December 31, 2003 and December
  31, 2002, respectively ........................             4,529         573

 Capital contributions in excess of par:
  Attributed to preferred stock .................            22,606      23,943
  Attributed to common stock ....................        19,871,331  17,680,057
 Retained earnings (deficit).....................       (17,998,054)(15,003,683)
 Preferred stock dividend payable................             6,387       1,822
                                                       ------------ -----------
                                                          1,909,335   2,705,398
Less: Note for subscription receivable...........          (105,000)   (105,000)
                                                       ------------ -----------
Total shareholders' equity ......................         1,804,335   2,600,398
                                                       ------------ -----------
                                                      $   3,691,220 $ 4,222,090
                                                      ============= ===========
                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                   . Year Ended December 31,
                                                     2003             2002
                                                     ----             ----
Revenues:
  Entertainment and Technology Services.......  $ 1,181,552       $ 1,232,498
  Healthcare .................................         -                 -
                                                -----------       -----------
                                                  1,181,552         1,232,498
                                                -----------       -----------
Operating Costs:
  Entertainment and Technology Services.......    1,365,120           897,500
  Healthcare .................................         -                 -
Selling, general and administrative expenses..    2,373,809         2,460,637
Revaluation of film licenses .................      115,877           113,878
Settlement expenses...........................        -                 6,706
Preferred stock dividend......................        6,086             6,084
Interest expense..............................       50,362            29,669
Loss on Tags..................................      264,669           251,115
                                               ------------       -----------
                                                  4,175,923         3,765,589
                                               ------------       -----------

  Net (loss) before other income.............. $ (2,994,371)     $ (2,533,091)
  Gain on sale of inactive subsidiary.........         -               35,000
                                               ------------      ------------
  Net (loss)..................................   (2,994,371)       (2,498,091)
                                               ============       ===========

  Weighted average number of
    shares outstanding .......................    2,890,260           211,067
                                               ============       ===========
Basic and diluted net (loss)
  per common share ........................... $      (1.04)      $    (11.84)
                                                      ======           =======












                 See Notes to Consolidated Financial Statements
                                       F-4

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                                      2003             2002
                                                      ----             ----
Operating Activities:
Net income (loss)                                 $(2,994,371)    $(2,498,091)
Adjustments to reconcile net cash provided by
  operating activities:
  Amortization of film licenses.................       15,000           3,650
  Depreciation and amortization expense.........      160,318         119,333
  Payment of officers' compensation with equity        62,636         137,811
  Payment of various expenses with equity.......      106,455         879,021
  Payment of compensation to employees and
    consultants with equity.....................      634,990         202,320
  Revaluation of film licenses .................      115,877         113,878
  Write-off of investment in Tags...............         -            166,115
  Loss on sale of minority interest in Tags.....         -             85,000
  Loss on disposition of assets.................        8,454           9,243
  Preferred Stock dividend declared                     3,043            -
Changes in other operating assets and liabilities:
  Accounts receivable...........................      107,257        (97,947)
  Prepaid and other current assets..............      472,815          59,033
  Other assets .................................       (2,144)          3,591
  Due to/from officers and shareholders ........      (16,819)        104,965
  Due from affiliates...........................           31           2,485
  Dividend payable...............................       1,522           1,822
  Accounts payable and accrued expenses ........        5,311         212,511
                                                  -----------       ---------
  Net cash used for operating activities........   (1,319,625)       (495,260)
                                                  -----------       ---------
Investing activities:
  Purchase of equipment and licenses...........      (240,135)        (77,290)
                                                  -----------       ----------
  Net cash used for investing activities........     (240,135)        (77,290)
                                                  -----------       ----------
 Financing activities:
  Investment in and advances to Tags............      166,115        (222,230)
  Proceeds from sale of minority interest in Tags        -             25,000
  Reduction in borrowings ......................         -            (69,769)
  Proceeds from borrowings .....................      464,857         134,000
  Proceeds from private placements..............      924,002         700,303
  Initial capitalization of JCOM................         -               -
                                                  -----------      ----------
  Net cash provided by financing activities.....    1,554,974         567,304
                                                  -----------      ----------
  Net (decrease) in cash .......................       (4,786)         (5,246)
  Cash at beginning of period ..................        6,889          12,135
                                                  -----------      ----------
  Cash at end of period ........................ $      2,103    $      6,889
                                                 ============    ============

                 See Notes to Consolidated Financial Statements
                                       F-5

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                              Preferred Stock         Common Stock
                              ---------------     -----------------------
                                       Capital                  Capital
                                    Contributions            Contributions    Retained
                          Par Value   in Excess   Par Value    in Excess      Earnings
                           at $.10     of Par     at $.001      of Par        (Deficit)
                         ---------   ----------   ---------   -----------    ---------

Balance,
December 31, 2001          $2,806     $25,013      $   88      $15,013,801   $(12,505,592)
                           ======     =======      ======      ===========   ============

Shares issued as payment for:
  Various expenses..         -          -             114          688,543          -
  Compensation to officers   -          -              59          137,752          -
  Compensation to employees
   and consultants           -          -              24          202,296          -
Various liabilities....      -          -             122          597,820          -
Private placements           -          -             165          970,138          -
Preferred stock exchanged
  for common stock....      (120)     (1,070)         -              1,190          -
Payment of preferred stock
  dividends.............     -          -               1           68,517          -
Net (loss) for the year
 ended December 31, 2002     -          -             -               -         (2,498,091)
                          ------     -------       ------      -----------      ----------
Balance,
  December 31, 2002        2,686      23,943          573       17,680,057     (15,003,683)
                           =====      ======        =====       ==========     ===========


Shares issued as payment for:
  Various expenses..         -          -             273          106,182          -
  Compensation to officers   -          -              47           62,589          -
  Compensation to employees
   and consultants           -          -           1,248          633,742          -
Various liabilities....      -          -             317          174,678          -
Private placements           -          -           1,833          922,169          -
Preferred stock exchanged
  for common stock....      (150)     (1,337)           1            1,486          -
Purchase of equipment and
  Licenses..............     -          -             237          290,428          -
Net (loss) for the year
 ended December 31, 2003     -          -             -              -          (2,994,371)
                          ------     --------      ------      -----------    ------------
Balance,
  December 31, 2003       $2,536     $22,606       $4,529       $19,871,331   $(17,998,054)
                          ======     ========      ======       ===========   ============


                 See Notes to Consolidated Financial Statements
                                       F-6

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

Since 2000, the Company curtailed its efforts in the healthcare business to commit and focus its resources on the growth of the Broadband Internet technology services, which during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, from 2000 through September 30, 2003, no services were performed by the JMSI subsidiaries. With regard to Juniper Pictures, Inc., another wholly owned subsidiary of the Company, however, $15,000 in revenue was recognized during the year ending December 31, 2003.

Entertainment and Technology Services:

a) Broadband Technology Services

Juniper  Communications  Inc.   ("JCOM"),formerly   known  as  Juniper  Internet
Communications, Inc. The Company's technology segment is conducted through this division.

JCOM's emphasis in technology and broadband focuses on the provision of services to leading Broadband Internet Service Providers such as Cable companies, DSL, Satellite and Wireless services providers, and manufacturers of electronic equipment used by these providers.

JCOM's ongoing contractual services are principally provided in various locations in and around the New York Metropolitan area, and it supports integration and installation projects as required throughout the Northeastern United States.

JCOM provides connections to homes subscribing to the Cable companies and businesses subscribing to DSL companies' Broadband services. JCOM's services are provided under subcontracts with the Cable companies and the DSL providers to provide these services. Specific services provided by JCOM, include systems integration, hardware and software installation, security software installation, email and browser application installation and end-user training orientation.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies


Description of Business (Continued)

b) Entertainment

Juniper Pictures, Inc. ("Pictures") Juniper Pictures, Inc. ("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. Juniper Pictures, Inc. recognized a small amount of revenue in 2003, and no revenue in 2002.

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

Juniper Healthcare Containment Systems, Inc. ("Containment") is a Company capable of developing and providing full service healthcare networks for insurance companies and managed care markets in the Northeast U.S. Due to the Company's focus on its technology segment, little time and resources have been allocated to the business of Containment. Accordingly, since calendar year 2000, no services were performed by this subsidiary.

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


Goodwill represents the excess of the purchase price over the fair value of acquired companies. The Company assesses long-lived assets for impairment. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.


Intangible assets at December 31, 2003 consist of goodwill and film licenses. In July 2001, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".


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

Recapitalization

Effective August 16, 2002, the Board of Directors authorized a reverse stock split of the Company's common shares at the rate of one share for each ten outstanding shares. Additionally, effective June 5, 2003, the Board of Directors authorized a one for eight reverse stock split. Unless stated otherwise, all amounts from prior periods have been restated after giving effect to this one for ten reverse split.

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

Reclassifications

Certain amounts in the 2002 financial statements were reclassified to conform to the 2003 presentation.


NOTE 2 - Accounts Receivable


The Company provides an allowance for doubtful accounts equal to the estimated uncollectable amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $87,125 and $194,382 at December 31, 2003, and December 2002, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment


Depreciation expense for the year ending December 31, 2003 was $160,318. At December 31, 2003, property and equipment consisted of the following:

Equipment                                   $   508,563
Vehicles                                        434,557
Website                                          73,625
Leasehold improvements                           29,959
Furniture and fixtures                           26,938
                                            -----------
Total property and equipment                  1,073,642
Accumulated depreciation                       (505,899)
                                            -----------
Property and equipment, net                 $   567,743
                                            ===========

NOTE 4 - Accounts Payable and Accrued Expenses

At December 31, 2003 and 2002, respectively, the significant components of accounts payable and accrued expenses were:

                                                            2003     2002
                                                          --------  --------
                     Payroll taxes .........              $323,000 $393,000
                     Accrued payroll .......               144,000   83,000
                     Insurance .............               107,000  111,000
                     Legal Fees.............                65,000   58,000
                     Regulatory Fees........                 7,000   62,000
                                                          --------  -------
                                                          $646,000 $707,000
                                                          ======== ========


Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.


NOTE 5 - Film Licenses


At December 31, 2003 and 2002, film licenses amounted to $2,424,782 and $2,328,659, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization (for the distribution rights to 77 film licenses and three manuscripts) or fair market value. Such accumulated amortization amounted to $390,480 and $375,481 at December 31, 2003 and 2002, respectively.


The Company has directed predominantly all its time and efforts toward building JCOM's business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity was significantly diminished. Although the Company's resources and capital remain limited, the Company has begun directing efforts toward re-establishing a foothold in the film industry.

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


Based upon the Company's estimates of future revenue as of December 31, 2003, approximately 32% of the unamortized film licenses will be amortized during the three years ending December 31, 2006. Management expects that greater than 65% of the film licenses applicable to related television and films will be amortized by 2008.


The Company's policy is to amortize film licenses under the film forecast method. Additionally, in accordance with SFAS No. 121 (see Note 1), the Company assesses the value of other film licenses for impairment. Based upon the forecast of future revenue anticipated from the sales of its films, the Company has determined it appropriate to write down the carrying amount of its film library by approximately $116,000 and $114,000 in 2003 and 2002, respectively.


Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term.


NOTE 6 - Notes Payable


The composition of Notes Payable at December 31, 2003 and 2002, was as follows:


                                                     2003             2002
                                                   --------         ------
Capitalized vehicle leases, payable in monthly
 installments, bearing interest at varying rates
 from 9% to 24%, maturing in 2004 thru 2008        $ 271,427       $127,725
Demand notes payable within one year,
 Bearing interest at varying rates from 9% to 15%    225,000        133,855
Commercial loan payable in monthly
 installments, bearing interest of 12%
 Maturing in March 2004                                5,103         20,000
18% Convertible Secured Promissory Note
  maturing in June 2002 - currently due              150,000        100,000

                                                    --------       --------
                                                     651,530        381,580
Less current portion .........................       471,556        193,021
                                                    --------       --------
Long term portion ............................      $179,974       $188,559
                                                    ========       ========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Producers' Minimum Guarantees and Participations


Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees and producer's participations was $911, at December 31, 2002. The balance at December 31, 2002 was paid in 2003.


NOTE 8 - Shareholders' Equity


All shares and share prices have been adjusted for the one for eight reverse stock split effective June 5, 2003 and the one for ten reverse stock split effective August 16, 2002,


Throughout 2003 and 2002, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the NASDAQ stock exchange. In the aggregate, the Company received $924,002 and $970,303 for 1,832,977 and 1,318,300 shares of common stock in 2003 and 2002, respectively.


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


In 2003 and 2002, the Company issued 1,295,720 and 82,530 shares of the Company's common stock to employees as compensation, valued at $697,626 and $340,131, respectively.


In connection with various expenses and payables for operating activities, the Company issued 590,590 and 236,310 shares valued at $281,450 and $1,286,363 in 2003 and 2002, respectively.


All shares issued in 2003 and 2002 for notes payable, indebtedness to producers and payables for operating expenses, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.


Net (loss) per common share for 2003 and 2002 has been computed by dividing net
(loss), after preferred stock dividend requirements of $6,086 and $6,084 in 2003 and 2002, respectively, by the weighted average number of common shares outstanding throughout the year of 2,890,260 and 211,067, respectively.

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


Options Granted


As of December 31, 2003, options outstanding and exercisable had a range of exercise prices from $0.29 to $0.42. Such options had a weighted average exercise price of $0.34, and a weighted average remaining contractual life of
3.8 years.


A summary of option transactions for the two years ended December 31, 2003, follows (2002 amounts have been restated for the 1 for 8 reverse stock split):

                                                           Weighted
                                                            average
                                   Options                option price
                                   -------                ------------
Outstanding at December 31, 2001      -                    -
Granted ........................    27,500                       $3.23
Exercised ......................      -                            -

Outstanding at December 31, 2002    27,500                        3.23
Granted ........................    89,375                        2.81
Exercised ......................      -                            -
Returned .......................    43,750                        3.30

Outstanding at December 31, 2003    81,250                       $2.73
                                    ======                       =====

Convertible Preferred Stock


The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value.


At December 31, 2003, 25,357 shares of the Preferred Stock were outstanding. During 2003 and 2002, 1,500 and 1,200 shares of the Preferred Stock, respectively, were converted to common shares.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity (Continued)


Convertible Preferred Stock (Continued)


On January 14, 2003, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. Accrued and unpaid dividends at December 31, 2003, were $6,387. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

Warrants

On October 5, 2000, the Company entered into an investment advisory agreement whereby the investment advisor will provide introductions to the financial community, assist in raising capital, provide merger and acquisition candidates, and provide other advisory services. In consideration, the Company granted warrants to purchase shares of the Company's common stock. As a result of the Company's three reverse stock splits since these warrants were issued, the number of shares available upon exercise and the price per share changed to the point where the Company believes the warrants will never become exercised. The term of the warrants is five years and expires on October 14, 2004. At December 31, 2003, none of the warrants were exercised.


Convertible Debt


During 2003, the Company sold $50,000 of convertible debentures (See Note 6 - Notes Payable). During 2003, no debentures were converted into shares of the Company's common stock.


NOTE 9 - Related Parties


The Company paid rent under one sub-lease during 2003 and 2002 to a company affiliated with the Chief Executive Officer. The lease agreement expires in May 2007. The rent paid and terms under the subleases were substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2003 and 2002 was approximately $136,700 and $84,500, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Related Parties (Continued)


The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a license period, which expires on June 5, 2008. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 2003 and 2002, no payments were made to the affiliate and no revenue was recognized.


The Company owns distribution rights to two films, which were acquired through a company affiliated with the Chief Executive Officer, that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights. Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company has received no revenue relating to these films during 2003 and 2002.


Throughout 2003 and 2002, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2003 was $230,681. The net outstanding balance due to the officer at December 31, 2003 and 2002, was $203,820 and $220,639, respectively.


As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 46,518 and 191,664 (pre 1 for 10 reverse stock split) common stock (See Notes 8 and 10), valued at $62,636 and $138,424 in 2003 and 2002, respectively.


Additionally, during 2003 and 2002, the Company's President received options for 250,000 shares at a price of $0.32 and 130,000 shares at a price of $0.42, respectively. At December 31, 2003, all the options were unexercised.


The Company issued options to other non-employee directors in 2003 and 2002 for 120,000 and 115,000 shares, respectively. During December 31, 2003, concurrent with the retirement of a director, 65,000 of his options were returned to the Company.


The Company also issued options to an Officer of the Company during 2003 and 2002 for 60,000 and 40,000 shares, respectively. As of December 31, 2003, all the options remain unexercised.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Related Parties (Continued)


During 2003 and 2002, legal services were performed by a firm in which Mr. Barry
S. Huston, a member of the Company' Board of Directors, is a partner. Such services related to the collection and settlement of various receivables of the Company. During 2003 and 2002, no payment was made to Mr. Huston or his firm. For their services, Mr. Huston's firm receives compensation on a contingent basis (one-third upon settlement).


NOTE 10 - Commitments and Contingencies

Leases

The Company leases its New York office facility under a sublease (see Note 9). As of December 31, 2003, future minimum lease payments are as follows:


                           2004             $ 64,584
                           2005               67,001
                           2006               69,419
                           2007               30,234
                                            --------
                                            $231,238

During the year the Company entered into several operating leases for trucks. For the year ended December 31, 2003, the auto lease expense amounted to $49,589. The minimum future lease payments for such leases are as follows:

                            Year ending December 31,

                                2004        $ 40,690
                                2005          32,283
                                            --------
                                            $ 72,973
                                            ========


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

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego a portion of his salary for 2003. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as a part of the payment for unpaid salary of 2003, which is under the Equity Incentive Plan. In 2003 and 2002, the Company issued 46,518 and 190,550 shares of common stock valued at $62,600 and $137,811, as payment of Mr. Hreljanovic's net salary, respectively. During the third quarter of 2003, Mr. Hreljanovic forgave $52,761 of his salary. Accordingly, to that extent, the financials reflect no compensation or accrual for such salary for Mr. Hreljanovic during this period.

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


Litigation


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


Going Concern


As shown in the accompanying financial statements, the Company's Revenue decreased to $1,182,000 in 2003, from $1,232,000 in 2002; Net loss increased to $2,994,000 in 2003, from $2,498,000 in 2002; Working capital decreased to negative $1,422,000 at December 31, 2003, from negative $563,000 at December 31, 2002.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Commitments and Contingencies (Continued)


Going Concern (Continued)

During 2003, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,099,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll, payroll taxes and the funding of its subsidiary. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market. With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated.


The fact that the Company continued to sustain losses in 2003, had negative working capital at December 31, 2003 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.


The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2004 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 11 - Incentive Compensation Plans


On May 27, 2003, the shareholders of the Company adopted the 2003 Equity Incentive Plan, which supplements all previously adopted plans. These plans allow the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten (five years in the case of a 10% or more stockholder).

During 2002, the Company issued options to purchase 27,500 shares of common stock under several of the Plans. At December 31, 2002, for all plans prior to the 2002 Plan, all options under the Plans were granted and either exercised or cancelled. During 2003, the Company issued stock awards for 22,164 shares of common stock under the 2002 Plan. Further with regard to the 2002 Plan, at December 31, 2003, 27,500 options remain issued and unexercised (see Options Granted in Note 8 - Shareholders' Equity) and no additional stock or option awards are available.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Incentive Compensation Plans (Continued)


During 2003, the Company did not issue options to purchase common shares but did issue stock awards under the 2003 Plan. At December 2003, 89,230 shares under that Plan remain available.


Statement of Financial Accounting Standards No. 123


The Company has stock-based compensation plans, as described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's income from continuing operations and earnings per share for the two years ended December 31, 2003, would have been impacted as shown in the following table;


                                       December 31, 2003   December 31, 2002
                                       -----------------   -----------------

Net Income

         As reported                         (2,994,371)          (2,498,092)

         Pro Forma                           (3,145,280)          (2,565,846)

Basic and diluted earnings per share

         As reported                              (1.04)               (1.48)

         Pro Forma                                (1.09)               (1.32)

NOTE 12 - Income Taxes


For the years ended December 31, 2003 and 2002, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2003, the Company has net operating loss carryforwards of approximately $15,679,000. These carryforwards expire through 2023.


In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $6,428,000 at December 31, 2003. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $6,428,000. Deferred tax assets at December 31, 2003 primarily reflect the tax effect of net operating loss carryforwards.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Prepaid expenses and other current assets


At December 31, 2003, prepaid expenses and other current assets consisted of significant items such as: advances to producers of $64,000; prepaid legal expenses of $25,000; and prepaid consulting expenses of $24,000.


At December 31, 2002, prepaid expenses and other current assets consisted of significant items such as: advances to producers of $79,000; prepaid legal expenses of $138,000. prepaid consulting expenses of $163,000, and down payments on asset acquisitions of $80,000.


Some of the prepaid expenses and other assets at December 31, 2003 and 2002 were established without the use of cash through the issuance of common stock. (see
Note 17.)


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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Investments (Continued)


TAGS Golf, Inc. (Continued)


As a result of the sale, the Company recognized a loss of $85,000. Additionally, at December 31, 2002, the Company recorded an allowance to reflect the balance of the Company's investment at fair market value. The allowance, combined with the loss from the sale was $251,115, which is reflected on the Statement of Income. Based upon the Company's evaluation and the receivable at December 31, 2003, a reserve was provided for 100% of the balance of these assets.


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


The Company markets technology services throughout the United States and films are available to be marketed throughout the world. The Company also markets its managed care revenue enhancement services throughout the United States. Financial information by business segment is as follows:

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                   2003          2002
                                                ---------   ---------
Revenue:
      Entertainment and technology services . $  1,181,552  $ 1,232,498
      Healthcare ............................       -            -
                                                ----------  -----------
                                              $  1,181,552  $ 1,232,498
Cost of Operations
      Entertainment and technology ........   $  2,655,052  $ 2,487,067
      Healthcare ..........................        169,502      176,341
      Corporate ...........................      1,351,369    1,102,181
                                              ------------  -----------
                                              $  4,175,923  $ 3,765,589
Operating Income (Loss):
      Entertainment and technology ........   $ (1,473,501) $(1,219,569)
      Healthcare ..........................       (169,502)    (176,341)
      Corporate ...........................     (1,351,368)  (1,102,181)
                                              ------------  -----------
                                              $ (2,994,371) $(2,498,091)
Identifiable Assets:
     Entertainment and technology services.   $  3,231,574  $ 3,379,682
     Healthcare ...........................        104,512      129,213
     Corporate ............................        532,760      890,821
                                              ------------  -----------
Total assets for reportable segment .......      3,868,846    4,399,716
Elimination of intersegment investments....       (177,626)    (177,626)
                                               -----------  -----------
Total consolidated assets..................  $   3,691,220  $ 4,222,090
                                             =============  ===========
Depreciation Expense:
     Entertainment and technology services.  $      90,995  $    51,207
     Healthcare ...........................         25,875       36,065
     Corporate ............................         27,955       32,061
                                             -------------  -----------
                                             $     144,825  $   119,333
                                             =============  ===========
Capital Expenditures:
     Entertainment and technology services.  $     530,800 $   206,376
     Healthcare ...........................         -             -
     Corporate ............................         -           26,781
                                             ------------- -----------
                                             $     530,800 $   233,157
                                             ============= ===========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Quarterly Results of Operations (Unaudited)

Below is a summary of the quarterly results of operations for each quarter of 2003 and 2002:


2003                          First      Second          Third          Fourth
----                        ---------   ---------      ---------      ---------

Revenue ............        $ 294,576   $ 283,173      $ 315,220    $   288,583
Gross profit (loss)           (53,856)   (110,646)       (73,619)        54,553
Net income (loss)...        $(507,620)  $(747,554)     $(847,835)   $  (891,362)

Basic and diluted net
income (loss)per common
share ..............        $   (0.79)  $   (0.67)     $   (0.38)   $     (0.31)


2002                          First      Second          Third         Fourth
----                       ---------   ----------      ---------      ---------
Revenue ............        $ 169,263   $ 189,478      $ 457,669    $   416,088
Gross profit (loss).           41,943     (23,796)       151,169        165,682
Net income (loss)...        $(532,605)  $(528,409)     $(746,668)   $  (690,409)
Basic and diluted net
income (loss)per common
share ..............        $   (5.76) $   (4.32)     $   (3.36)   $     (1.76)

NOTE 17 - Supplemental Cash Flow Information


Cash paid for interest totaled $47,394 and $19,169 in 2003 and 2002, respectively.


During 2003, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: compensation to officers, employees and consultants amounting to $697,626; payment of corporate debt amounting to $174,995; acquisition of equipment and licenses amounting to $290,665; and certain corporate expenses amounting to $106,455.


During 2002, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: compensation to officers and employees amounting to $340,131; payment of corporate debt amounting to $190,364; acquisition of equipment amounting to $31,701; certain corporate expenses amounting to $688,657; and certain prepaid expenses and other current assets amounting to $357,877.

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


NOTE 19 - Major Customers


In 2003, Cablevision accounted for 96% of the total revenue of the Company. In 2002, In 2002, Cablevision, Time Warner, Network Access Solutions ("NAS"), and Comcast accounted for 25%, 23%, 12% and 10% of the total revenue of the Company. No other customer accounted for more than 10% of the Company's total revenue.


NOTE 20 - Subsequent Events


From January 1, 2004 through April 9, 2004, the Company raised approximately $171,400 through offerings of approximately 602,100 shares of the Company's common stock, under private placements. Additionally, during this period, the Company issued approximately 167,600 shares of its common stock upon the exercise of 650,000 options, which were exercised under cashless provisions. These options were outstanding at December 31, 2003.

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



Signatures                             Titles                       Date
----------                         ------------------           ------------
By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
-----------------------------      President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)       April 14, 2004



By:/s/Barry S. Huston              Director                     April 14, 2004
---------------------
    Barry S. Huston



By: /s/ Peter W. Feldman           Director                     April 14, 2004
------------------------
    Peter W. Feldman

                                                                       Ex.31.1


             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
              VLADO P. HRELJANOVIC, PURSUANT TO U.S.C SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002.

I, Vlado P. Hreljanovic, certify that:
1. I have reviewed this annual report on Form 10-KSB of Juniper Group, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report. 4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15) for the registrant and have: a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation (the "Evaluation Date"); and c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and 5. I have disclosed, based on my most recent evaluation of the Registrant's internal controls, over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and weaknesses in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial controls.









April 14, 2004                          By:  /s/ Vlado P. Hreljanovic
                                             -----------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                    Ex. 32.1


             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.


In connection with the Annual Report of Juniper Group, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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






April 14, 2004