Form 10QSB
period 2004-03-31
JUNIPER GROUP INC
filed 2004-05-14
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                         Commission file number 0-19170

                               JUNIPER GROUP, INC.
                       ----------------------------------
[GRAPHIC OMITTED]
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

                                 (516) 829-4670
[GRAPHIC OMITTED]
                           (Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                           --

[GRAPHIC OMITTED]
As of May 1, 2004, 7,130,424 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X
                                                           --



[GRAPHIC OMITTED]

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX


PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at March 31, 2004 (unaudited)
         and December 31, 2003 (audited)                                      2

         Consolidated Statements of Income for the Three
         Month Periods Ended March 31, 2004 and 2003 (unaudited)              3

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2004 and 2003 (unaudited)              4

         Consolidated Statement of Shareholders' Equity for the
         Three Month Period Ended March 31, 2004 (unaudited)                  5

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Controls and Procedures                                             17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    17

Item 2. Changes in Securities                                                17

Item 3. Defaults Upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits and Reports on Form 8-K                                     17


Signatures                                                                   18

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                          March       December
       ASSETS                                           31, 2004      31, 2003
                                                      ------------   ---------
                              (Unaudited) (Audited)
Current Assets
  Cash............................................    $   21,146    $     2,103
  Accounts receivable - trade.....................       119,919         87,125
  Prepaid expenses and other current assets.......       311,682        195,185
                                                      ----------    -----------
    Total current assets .........................       452,747        284,413
  Film licenses ..................................     2,396,312      2,424,782
  Property and equipment net of accumulated
    depreciation of $523,915 and $505,899
    respectively .................................       549,639        567,743
  Other investments...............................       200,000        200,000
  Goodwill .......................................       209,106        209,106
  Other assets....................................         6,778          5,176
                                                     -----------    -----------
                                                     $ 3,814,582    $ 3,691,220
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...........   $ 1,021,713    $ 1,024,535
  Notes payable - current.........................       615,585        471,556
  Due to officer .................................       211,073        203,820
  Due to shareholders.............................         7,000          7,000
                                                     -----------    -----------
    Total current liabilities ....................     1,855,371      1,706,911
  Notes payable - long term ......................       170,936        179,974
                                                     -----------    -----------
     Total liabilities ............................    2,026,307      1,886,885
Shareholder's Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares
  authorized and 25,357 shares issued and
  outstanding at March 31,2004 and
  December 31, 2003, aggregate liquidation
  preference, $50,714  at March 31, 2004,
  and December 31, 2003............................        2,536          2,536
 Common Stock - $.001 par value, 75,000,000
  shares  authorized, 7,130,424 and 4,529,749
  issued and outstanding at March 31, 2004
  and December  31, 2003, respectively ...........         7,130          4,529
 Capital contributions in excess of par:
  Attributed to preferred stock...................        22,606         22,606
  Attributed to common stock .....................    20,332,168     19,871,331
 Retained earnings (deficit)......................   (18,479,073)   (17,998,054)
 Preferred stock dividend payable.................         7,908          6,387
                                                     -----------    -----------
                                                       1,893,275      1,909,335
Less: Note for subscription receivable............      (105,000)      (105,000)
                                                     -----------    -----------
Total shareholders' equity .......................     1,788,275      1,804,335
                                                     -----------    -----------
                                                     $ 3,814,582    $ 3,691,220
                                                     ===========    ===========





                 See Notes to Consolidated Financial Statements
                                        2

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME








                                                       Three Months Ended
                                                  March 31, 2004  March 31, 2003
                                                  --------------  --------------


Revenues:
  Entertainment and Technology Services........   $   224,382       $    294,756
                                                   ----------         ----------
                                                      224,382            294,756
                                                   ----------         ----------

Operating Costs:
  Entertainment and Technology Services........       263,464            348,612

  Selling, general and administrative expenses.       393,822            414,602
  Revaluation of film licenses ................        28,469             28,469
  Preferred stock dividend.....................         1,521               -
  Interest expense.............................        18,125             10,693
                                                   ----------         ----------
                                                      705,401            802,376
                                                   ----------         ----------

  Net income (loss) ...........................   $  (481,019)       $ (507,620)
                                                   ==========         ==========
  Weighted average number of shares outstanding     5,727,599          5,166,929
                                                   ==========         ==========
  Per share data:
  Basic and diluted net income (loss)..........   $     (0.08)       $    (0.10)
                                                   ==========         ==========











                 See Notes to Consolidated Financial Statements
                                        3

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                               Three Months Ended
                               March 31, March 31,
                                                            2004          2003
                                                       -----------    ----------
Operating Activities:
Net income (loss)                                     $  (481,019)  $  (507,620)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........           18,104        58,243
  Allowance for doubtful accounts...............              -          10,609
  Payment of expenses with equity ..............          108,566       238,459
  Revaluation of film licenses .................           28,469        28,469
  Payment of employees' compensation with equity          188,504        19,385
  Payment of various liabilities with equity....             -           18,920
  Preferred stock dividend declared............             1,521          -
Changes in operating assets and liabilities:
  Accounts receivable ..........................          (32,794)      (85,746)
  Prepaid expenses and other current assets ....            9,897        92,304
  Other assets .................................           (1,602)      (12,099)
  Due to/from officers and shareholders ........            7,253        10,042
  Due from affiliates ..........................           (3,639)          -
  Accounts payable and accrued expenses ........           39,881        41,451
                                                      -----------   -----------
  Net cash provided from (used for) operating
  activities ...................................         (116,859)      (87,583)
                                                      -----------   -----------
Investing activities:
  Purchase of equipment ........................             -           (9,692)
                                                     ------------   -----------
  Net cash provided from (used for) investing
  activities ...................................             -           (9,692)
                                                     ------------    ----------
Financing activities:
  Reduction in borrowings ......................          (66,848)      (21,094)
  Investments in subsidiaries...................             -          (51,250)
  Proceeds from borrowings......................          202,750          -
  Proceeds from private placements .............             -          164,306
                                                     ------------   -----------
  Net cash provided from (used for) financing
    activities .................................          135,902        91,962
                                                     ------------   -----------
 Net increase (decrease) in cash ...............           19,043        (5,313)
  Cash at beginning of period ..................            2,103         6,889
                                                     ------------   -----------
  Cash at end of period ........................     $     21,146   $     1,576
                                                     ============   ===========
Supplemental cash flow information:
  Interest paid ................................     $      2,128  $      2,346
                                                      ===========    ==========

                 See Notes to Consolidated Financial Statements
                                        4

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                        Preferred Stock                   Common Stock
                     ---------------------              -------------------
                                 Capital                Capital
                              Contributions            Contributions Retained
                    Par Value   in Excess    Par Value   in Excess   Earnings
                    at $.10       of Par      at $.001     of Par     (Deficit)
                    ---------  ------------  --------- -----------  ---------

Balance,
December 31, 2003  $   2,536   $  22,606     $  4,529  $19,871,331 $(17,998,054)

Exercise of Options     -           -             168         (168)        -

Shares issued as
 payment for:

  Various Expenses      -           -             408       78,156         -

  Compensation to
   Employees/
   Consultants          -           -           1,978      373,896         -

  Various liabilities   -           -              47        8,953         -

Net  (loss) for the
three months ended
March 31, 2004          -           -            -                     (481,019)
                    -------    ---------     --------   ----------   -----------
Balance,
March 31, 2004     $  2,536   $   22,606     $  7,130  $20,332,168 $(18,479,073)
                    =======    =========     ========   ==========  ============














                 See Notes to Consolidated Financial Statements
                                        5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - Basis Of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2003 included in the Company's Form 10-KSB filed with the SEC.

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

NOTE 2 - Summary of Significant Accounting Policies
Description of Business

The Company's principal businesses is composed of the entertainment and technology services.

Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company. With regards to Juniper Pictures, Inc., a wholly owned subsidiary, it has not recognized any revenue in the first three months of 2004.

Entertainment and Technology Services:

a) Broadband Technology Services

Juniper Communications Inc. ("Juniper")(formerly known as Juniper Internet Communications, Inc.): The Company's technology segment is conducted through this division.

Juniper's emphasis in technology and broadband focuses on the provisioning of services to leading Broadband Internet Service Providers such as cable companies, DSL, Satellite and Wireless services providers, and manufacturers of electronic equipment used by these providers.

Juniper's ongoing contractual services are principally provided in various locations in and around the New York Metropolitan area, and it supports integration and installation projects as required throughout the United States.

Juniper provides services for connection to cable company residential and business subscribers and DSL company business subscribers. Juniper also provides services to wireless Broadband providers. Specific services provided by Juniper, include site surveys, tower/antenna installation, systems integration, hardware and software installation, security software installation, email and browser application installation and end-user training orientation.

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

Goodwill

Intangible assets at March 31, 2004 consist primarily of goodwill, film licenses and manuscripts. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

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

Net Income Per Common Share

The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2004 and 2003, net income per common share and net income per common share-assuming dilution are equal.

NOTE 3 - Accounts Payable and Accrued Expenses

At March 31, 2004 and December 31, 2003, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $96,000 and $65,000, payroll taxes of $355,000 and $323,000, respectively, and insurance premiums of $93,000 and $107,000. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

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

NOTE 5 - Shareholders' Equity

Throughout 2004 and 2003, the Company issued common stock through various private placements. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock. In the aggregate, the Company received approximately $203,000 through the three months ended March 31, 2004.

Convertible Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1, and March 1, in cash or common stock of the Company having an equivalent fair market value.

At March 31, 2004, 25,357 shares of the Preferred Stock were outstanding. On February 2, 2004, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2004.

NOTE 6 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for, among other things, raising funds for the Company.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego his salary.

Going Concern

As shown in the accompanying financial statements, the Company's revenue decreased to $224,382 through the first quarter of 2004, from $294,756 in the first quarter of 2003.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately $481,000 in the three months of 2004, and approximately $508,000 in the three months of 2003.

Working capital was approximately negative $1,403,000 at March 31, 2004, and negative $1,422,000 at December 31, 2003.

During the first quarter of 2004, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $203,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll, payroll taxes and the funding of its subsidiary. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock.

Additionally, the Company registers these shares so that the shares can immediately be sold in the open market. With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated.

The fact that the Company continued to sustain losses in 2004, has negative working capital at March 31, 2004 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company's ability to continue as a going concern.

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

NOTE 7 - Income Taxes

For the three months ended March 31, 2004 and 2003, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2003, the Company has net operating loss carry forwards of approximately $15,679,000.

NOTE 8 - Subsequent Events

From April 1, 2004 through May 10, 2004, the Company raised approximately $156,000 from the issuances of loans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2003 Annual Report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

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

Potential risks and uncertainties include, among other things, such factors as:

- continued historical lack of profitable operations;
- working capital deficit;
- the need to raise additional capital to fund operations and growth;
- the success of the expansion into the Broadband integration business, and the ability to provide adequate working capital required for this expansion, and dependence thereon; - the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein; - the ability to develop long-lasting relationships with our customers and attract new customers; - the competitive environment within the industries in which the Company operates, including, entertainment, broadband technology and healthcare; - the ability to attract and retain qualified personnel, particularly the Company's CEO and the President of Juniper Communications, Inc. subsidiary; - the effect on our financial condition of delays in payments received from third parties; - the ability to manage a new business with limited management; - rapid technological changes; - economic conditions; and - other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW

The businesses of Juniper Group, Inc.'s (the "Company") are based on entertainment and technology services. The Company and its subsidiaries operate from the Company's Great Neck, New York location.

Entertainment and Technology Services: The entertainment and technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

Broadband Technology Services

Juniper Communications, Inc. ("Juniper") (formerly known as Juniper Internet Communications, Inc.) operates the Company's broadband installations business. It continues to focus on the expansion of its integration and support of broadband connectivity in residential and business environments under local, regional and nationwide contracts with Cable companies, DSL, wireless and satellite network service providers and equipment vendors. Juniper also provides logistics services for these Broadband Internet Service providers.

Juniper's strong performance of Cable services in support of residential broadband customers continued in the second quarter, and a major new Cablevision project began (the "Trap" project). Juniper is also currently bidding on DSL business in an effort to resume its services in this market segment. Juniper's service performance in support of its cable customers has continued to be very positive, as measured by the customer's performance statistics.

Juniper has outperformed older, larger and more established competitors supporting Cablevision and continues to provide services previously performed by these companies. Juniper provided Cablevision with technicians and vehicles in the first quarter of this year, supporting residential and commercial Digital Cable and Broadband Internet installations. Recently the Company also began providing Internet telephonic installations and wiring, installing Cablevision's Optimum Voice (VOIP) offering. The Company also began a major quality control project for Cablevision in May 2004, that will continue for the remainder of the year.

Juniper's continuing opportunity to exploit the Cable companies demand for its services and to take advantage of future Cable, DSL, Satellite and Wireless opportunities may be limited by a number of factors. These include its ability to finance continuing growth in vehicles, tools and test equipment, and to fund technician recruitment and training and the financing of operating cash flow requirements from expansion of its high quality technician services for Broadband companies.

The Company's dedicated Human Resources / Recruitment Specialist has made it easier for the Company to recruit skilled technicians to meet customer requirements. Increasing its technical staff has allowed the Company to free up more senior personnel to pursue new business. During the ensuing quarter, the Company shall focus on a new telemarketing campaign, focusing on higher margin broadband business opportunities. The Company also has several major new business opportunities it is currently pursuing in DSL and Wireless Broadband services.

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

Entertainment

Juniper Pictures, Inc. ("Pictures") intends to implement a plan to exploit existing libraries in the domestic DVD marketplace, as well as pursue licensing the existing titles in the emerging technologies of Video on Demand ("VOD"). Pictures also intends to pursue expanding the existing library with additional titles.

Pictures generated $15,000 of revenue in the first quarter of 2003 as a part of settlement for the unauthorized sale of one of its film licenses.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Vs Three Months Ended March 31, 2003
The entertainment and technology segment recognized revenue of $224,000 in the first quarter of 2004 compared to $295,000 in the first quarter of 2003. Revenue in this segment was all attributable to Juniper. The decrease in revenue of Juniper was due to the reduction of the Company's DSL services, which were affected by the general slowdown in the business and telecommunications sectors of the Company's market since the end of 2002. With the reduction of the Company's DSL business due to the 2003 business failures of its key DSL accounts (NAS, Texolutions and WorldCom), Juniper's revenue in first quarter 2004 came primarily from the Company's Cable services segment. The opportunities for DSL services appear be picking up again as the regulatory, competitive and economic forces which have been impacting this market segment appear to be clearing up. The Company is currently negotiating possible renewed participation through several current opportunities in the DSL segment of the market.

Similarly the Company is seeing an upsurge in the demand for Wireless and Satellite services and it is currently exploring several opportunities for services in these market segments. The Company will continue to seek a diversified balance in its business base among the various competing segments of the rapidly expanding Broadband marketplace, including Cable, DSL, Wireless, Satellite and Broadband Vendor segments. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each.

The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2003, or during the first quarter of 2004. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

During the period December 2000 through March 2004, all operations of the Company, other than Juniper, were substantially less than that of Juniper, and, accordingly, recognized a significant reduction in activity.

The entertainment and technology segment incurred operating costs of $263,000 in the first quarter of 2004, compared to $349,000 in the first of 2003, which was all attributable to the technology service business. This decrease is the result of the growth of Juniper's business during this last year and the development of the broadband connectivity business.

Selling, general and administrative expenses decreased from $415,000 in the first quarter of 2003 to $394,000 in the first quarter of 2004, a 5% decrease. This decrease is primarily due to decreased salaries, which resulted from a reduction of employees. Of the $394,000 in selling, general and administrative expenses for the first quarter of 2004, approximately $125,000 or 32% was attributable to the operations of Juniper. Substantially all the remaining selling, general and administrative expenses (approximately $274,000) are attributable to the other operations of the Company. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $189,000 paid with common stock, various other current-period expenses paid with common stock of approximately $109,000, a write down of the film library of approximately $28,000, and depreciation and amortization of approximately $18,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital deficit of ($1,403,000), compared to a working capital deficit of ($1,422,000) at December 31, 2003. The ratio of current assets to current liabilities was 0.24 at March 31, 2004, and 0.16:1 at December 31, 2003. Cash flow used for operations during the first three months of 2004 was $117,000, compared to cash flow used for operations during the first three months of 2003 of $88,000.

The Company's operations in the first three months of 2004 were funded by loans to the Company of approximately $203,000.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

The Company plans to continue to expand Juniper's Broadband service business and to invest the predominant portion of available resources in the effort. In the second quarter of 2004, the Company will begin to increase its services to Cablevision's Suffolk County operations.

The Company plans to expand its services for its current customer, and to negotiate additional support agreements with new customers during this period. The Company is seeking to arrange additional vehicle and capital financing to support these new Broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2004. The Company, however, has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or possibly scale back operations and reduce its staff.

In terms of the Company's plan to reduce its liabilities and improve cash flow through expanding operations, the Company is building on its existing base of business with Cablevision Corporation, Juniper has targeted the expansion of its relationship with Cablevision towards services requiring less capital investment to enter. One such area is in Cablevision's Trap Installations Project, which began in the second quarter of 2004.

With anticipated higher gross profit margins to be realized from Juniper's basic cable services and from the Trap projects, the Company could improve its cash flow from its services and could apply this additional cash to reducing liabilities.

With regards to Pictures, the plan is to not increase liabilities and to establish a policy of paying commission only in the marketing of Picture's Film Library, thereby creating a cash flow. The division will stay as lean as possible while pursuing its objectives.

During the first three months of calendar 2004, the Company has raised approximately $203,000. However, the Company will require additional financing to meet its operating objectives.

The Company currently does not have any bank lines of credit.

Seasonality

Juniper continues to find that the residential Broadband business slows down in December and the early part of the year. This is complemented by an increase in demand in the period March through November. Juniper's corporate Broadband business, primarily for DSL providers, has been impacted more significantly by the slowdown of the economy and the telecommunications sector than by seasonality in the past year. Juniper's cable broadband services are expected to increase in the second quarter of 2004.

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

If the net resalable value of the Company's film licenses is significantly less than Management's estimate, it could have a material input on the Company's financial conditions.

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

Item 2. Changes in Securities

The Company issued in the first quarter of 2004 the following shares of common stock pursuant to an exemption form registration provided by Section 4 (2) of the Securities Act of 1933, as Amended:

                            No.
   Date      Purchaser   of Shares          Consideration
-----------  ---------   ----------  -----------------------------

1/1-3/31/04  Employees/    300,000   Consultants accepted payment
             Consultants             of compensation in common
                                     stock in lieu of cash payment
                                     of $60,000

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

On February 2, 2004, Company's Board of Directors authorized the quarterly payment of dividends to the Preferred Shareholders as they accrue throughout the year ending December 31, 2004.

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

Date: May 14, 2004


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







May 14, 2004                            By:  /s/ Vlado P. Hreljanovic
                                             -----------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer





                                                                Ex. 32.1


             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.


In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

Date: May 14, 2004