Form 10QSB
period 2004-06-30
JUNIPER GROUP INC
filed 2004-08-13
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                  For the quarterly period ended June 30, 2004

                         Commission file number 0-19170

                               JUNIPER GROUP, INC.
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

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
__


As of August 9, 2004, 8,938,356 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X
                                                           ---



[GRAPHIC OMITTED]

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX


PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at June 30, 2004 (unaudited)
         and December 31, 2003 (audited)                                     2

         Consolidated Statements of Income for the Three
         Month Period  Ended June 30, 2004 and 2003 (unaudited)              3

         Consolidated Statements of Income for the Six
         Month Period  Ended June 30, 2004 and 2003 (unaudited)              4

         Consolidated Statements of Cash Flows for the Six
         Month Period  Ended June 30, 2004 and 2003 (unaudited)              5

         Consolidated Statement of Shareholders' Equity for the
         Six Month Period Ended June 30, 2004 (unaudited)                    6

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis or Plan of Operation          12

Item 3.  Controls and Procedures                                            19


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   20

Item 2. Changes in Securities                                               20

Item 3. Defaults Upon Senior Securities                                     20

Item 4. Submission of Matters to a Vote of Security Holders                 20

Item 5. Other Information                                                   20

Item 6. Exhibits and Reports on Form 8-K                                    20


Signatures                                                                  21

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                  June December
       ASSETS                                           30, 2004      31, 2003
                                                      ------------   ---------
                              (Unaudited) (Audited)
Current Assets
  Cash............................................   $   361,444    $     2,103
  Accounts receivable - trade.....................       209,157         87,125
  Prepaid expenses and other current assets.......       293,874        195,185
                                                      ----------    -----------
    Total current assets .........................       864,475        284,413
  Film licenses ..................................     2,367,843      2,424,782
  Property and equipment net of accumulated
    depreciation of $566,395 and $505,899
    respectively .................................       660,042        567,743
  Other investments...............................       200,000        200,000
  Goodwill .......................................       209,106        209,106
  Other assets....................................         8,307          5,176
                                                     -----------    -----------
                                                     $ 4,309,773    $ 3,691,220
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses...........   $ 1,181,820    $ 1,024,535
  Notes payable - current.........................       525,761        471,556
  Due to officer .................................       236,979        203,820
  Due to shareholders.............................         7,000          7,000
                                                     -----------    -----------
    Total current liabilities ....................     1,951,560      1,706,911
  Notes payable - long term ......................       765,440        179,974
                                                     -----------    -----------
     Total liabilities ............................    2,717,000      1,886,885
Shareholder's Equity
  12% Non-voting convertible redeemable
  preferred stock: $.10 par value, 875,000
  shares authorized and 25,357 shares issued and
  outstanding at June 30, 2004 and December 31, 2003,
  aggregate liquidation preference, $50,714
  at June 30, 2004, and December 31, 2003.........         2,536          2,536
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 8,803,741 and 4,529,749 issued and
  outstanding at June 30, 2004 and December
  31, 2003, respectively .........................         8,803          4,529
 Capital contributions in excess of par:
  Attributed to preferred stock...................        22,606         22,606
  Attributed to common stock .....................    20,729,152     19,871,331
 Retained earnings (deficit)......................   (19,079,007)   (17,998,054)
 Preferred stock dividend payable.................        13,683          6,387
                                                     -----------    -----------
                                                       1,697,773      1,909,335
Less: Note for subscription receivable............      (105,000)      (105,000)
                                                     -----------    -----------
Total shareholders' equity .......................     1,592,773      1,804,335
                                                     -----------    -----------
                                                     $ 4,309,773    $ 3,691,220
                                                     ===========    ===========




                 See Notes to Consolidated Financial Statements
                                        2

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME













                                                    Three Months Ended
                                                 June 30, 2004    June 30, 2003
                                                 -------------   --------------


Revenues:
  Technology and Entertainment Services........   $   314,467      $    283,173
                                                   ----------        ----------
                                                      314,467           283,173
                                                   ----------        ----------

Operating Costs:
  Technology and Entertainment Services........       294,364           393,819

  Selling, general and administrative expenses.       567,534           593,414
  Revaluation of film licenses ................        28,469            28,469
  Preferred stock dividend.....................         1,521             1,521
  Interest expense.............................        22,513            13,504
                                                   ----------        ----------
                                                      914,401         1,030,727
                                                   ----------        ----------

  Net income (loss) ...........................   $  (599,934)       $ (747,554)
                                                   ==========         ==========
  Weighted average number of shares outstanding     7,960,478         1,100,208
                                                   ==========         =========
  Per share data:
  Basic and diluted net income (loss)..........   $     (0.08)       $    (0.68)
                                                   ==========         ==========












                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)















                                                    Six Months Ended June 30,
                                                      2004             2003
                                                  -------------    -------------

Revenues:

  Technology and Entertainment Services........ $   538,849          $  577,929
                                                 ----------           ---------
                                                    538,849             577,929
                                                 ----------           ---------

Operating Costs:
  Technology and Entertainment Services........     557,828             742,431


Selling, general and administrative expenses...     961,356           1,006,496
Revaluation of film licenses ..................      56,938              56,938
Preferred stock dividend.......................       3,042               3,042
Interest expense...............................      40,638              24,197
                                                 ----------           ---------
                                                  1,619,802           1,833,104
                                                 ----------           ---------

Net income (loss) ............................. $(1,080,953)        $(1,255,175)
                                                 ==========          ==========
Weighted average number of shares outstanding..   6,860,207             960,537
                                                 ==========          ==========
Per share data:
Basic and diluted net income (loss)............ $     (0.16)        $     (1.31)
                                                 ==========          ==========








                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Six Months Ended June 30,
                                                          2004          2003
                                                     -------------  -----------
Operating Activities:
Net income (loss)                                     $(1,080,953)  $(1,255,175)
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization expense.........           67,166        86,898
  Loss on disposition of fixes assets...........            6,852         8,454
  Payment of various expenses with equity ......          139,364          -
  Payment of employees' and consultants
    compensation with equity....................          487,873       390,310
  Preferred stock dividend declared.............            3,042         1,522
  Revaluation of film licenses .................           56,939        43,469
Changes in operating assets and liabilities:
  Accounts receivable ..........................         (122,032)       38,016
  Prepaid expenses and other current assets ....         (106,629)      110,609
  Other assets .................................           (3,131)       (1,692)
  Due to/from officers and shareholders ........           41,099       (67,204)
  Accounts payable and accrued expenses ........          154,790      (112,314)
                                                      -----------   -----------
  Net cash (used for) operating  activities ....         (355,620)     (757,107)
                                                      -----------   -----------
Investing activities:
  Purchase of equipment ........................          (90,262)     (134,141)
                                                     ------------   -----------
  Net cash (used for) investing activities .....          (90,262)     (134,141)
                                                     ------------    ----------
Financing activities:
  Reduction in borrowings ......................         (125,293)      (32,734)
  Proceeds from borrowings......................          780,714       449,060
  Investments in subsidiaries...................             -          (51,250)
  Proceeds from private placements .............          149,802       528,115
                                                     ------------    ----------
  Net cash (provided by) financing activities ..          805,223       893,191
                                                     ------------   -----------
 Net increase in cash...........................          359,341         1,943
  Cash at beginning of period ..................            2,103         6,889
                                                     ------------   -----------
  Cash at end of period ........................     $    361,444   $     8,832
                                                     ============   ===========
Supplemental cash flow information:
  Interest paid ................................     $     11,634   $    21,532
                                                      ===========    ==========

                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                 Preferred Stock                   Common Stock
                             --------------------------  -----------------------------
                                            Capital                   Capital
                                         Contributions               Contributions     Retained
                              Par Value     in Excess     Par Value     in Excess       Earnings
                               at $.10         of Par     at $.001      of Par         (Deficit)
                              ----------  -------------   ---------  ------------      ---------

Balance,
December 31, 2003             $   2,536    $  22,606      $  4,529   $19,871,331      $(17,998,054)

Exercise of Options                -            -              168          (168)            -

Shares issued as
payment for:

  Various Expenses                -             -              610       138,755             -

  Compensation to
   Employees/Consultants          -             -            2,257       485,616             -

  Payment for fixed assets        -             -              451        75,604             -

  Private Placements              -             -              741       149,061             -

   Various liabilities            -             -               47         8,953             -

Net  (loss) for the six
months ended
June 30, 2004                     -             -             -             -           (1,080,953)
                             ----------    ---------      --------   -----------      -------------
Balance,
June 30, 2004               $    2,536     $  22,606      $  8,803   $20,729,152      $(19,079,007)
                            ===========    =========      ========   ===========      ============












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

NOTE 2 - Summary of Significant Accounting Policies
Description of Business

The Company's principal businesses are composed of technology and entertainment services.

Technology and Entertainment Services: The technology and entertainment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company. With regards to Juniper Pictures, Inc., a wholly owned subsidiary, it has not recognized any material revenue in the past several years.

Technology and Entertainment Services:

a) Broadband Technology Services

Juniper Communications Inc. ("Juniper")(formerly known as Juniper Internet Communications, Inc.): The Company's technology business is conducted through this division.

Juniper's emphasis in technology and broadband focuses on providing services to leading broadband Internet service providers such as Cable companies, DSL, Satellite and Wireless services providers, and manufacturers of electronic equipment used by these providers.

Juniper's ongoing contractual services are principally provided in various locations in and around the New York Metropolitan area. It provides integration and installation projects throughout the United States.

Juniper provides services for connection to cable company residential and business subscribers and DSL company business subscribers. Juniper also provides these services to wireless Broadband providers. Specific services provided by Juniper, include site surveys, tower/antenna installation, systems integration, hardware and software installation, security software installation, email and browser application installation and end-user training orientation.



                                        7
b) Entertainment

Juniper Pictures, Inc. ("Pictures") has historically engaged in the acquisition and distribution of rights to films to the various media (i.e., Internet and audio streaming, home video, DVD, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. Pictures has not generated any material revenue for the past several years.

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

The Company's debt (i.e. Due to Producers, Notes Payable, Convertible Debentures and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different from their carrying value.

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment are primarily subject to the financial condition of the segment's largest customer, Cablevision.

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

                                        8
The Company maintains distribution rights to three films for which it has no financial obligations unless and until the rights are sold to third parties. The value of such distribution rights has not been reflected in the balance sheet. The Company was able to acquire these film rights without guaranteed minimum financial commitments as a result of its ability to place such films in various markets.

Amortization of Intangibles

Film Licenses

Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Furthermore, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives.

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

Operating Costs

Operating costs include costs directly associated with earning revenue and include, fees and travel expenses of the individuals performing the services, and sales commissions.

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









                                        9

NOTE 3 - Accounts Payable and Accrued Expenses

At June 30, 2004 and December 31, 2003, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $109,700 and $65,000, payroll taxes of $470,000 and $323,000, and insurance premiums of $150,400 and $107,000. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.


NOTE 4 - Film Licenses

The Company is currently directing all its time and efforts toward building Juniper's Broadband business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity has been significantly diminished.

NOTE 5 - Shareholders' Equity

Throughout 2004 and 2003, the Company issued common stock through various private placements. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock. In the aggregate, the Company received approximately $148,000 through the six months ended June 30, 2004.

Convertible Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, and December 1, in cash or common stock of the Company having an equivalent fair market value.

At June 30, 2004, 25,357 shares of the Preferred Stock were outstanding. On February 2, 2004, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2004.

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

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Accordingly, to that extent, the Statement of Income for the six months ended June 30, 2004 reflects an accrual of approximately $46,000 for such salary, for Mr. Hreljanovic.

                                       10
Going Concern

As shown in the accompanying financial statements, the Company's revenue decreased to approximately $539,000 through the second quarter of 2004, from $578,000 through the second quarter of 2003.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately $1,081,000 in the six months of 2004, and approximately $$1,255,000 in the six months of 2003.

Working capital was approximately negative $1,087,100 at June 30, 2004, and negative $1,422,000 at December 31, 2003.

During the second quarter of 2004, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $761,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll and payroll taxes. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the current market price of the stock.

With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated.

The fact that the Company continued to sustain losses in 2004, has negative working capital at June 30, 2004 and still requires additional sources of outside cash to sustain operations continues to creates uncertainty about the Company's ability to continue as a going concern. The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or possibly scale back operations and reduce its staff. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 7 - Loans and Capitalized Leases

         The following is a summary of the loans and capitalized leases on the balance sheet at June 30, 2004:


                     7% Convertible Debentures                        $ 535,000
                     Capitalized vehicle leases                         215,910
                     Unsecured loans                                    540,291
                                                                     ----------
                                                                      1,291,201
                     Less current portion                               525,761
                                                                     ----------
                     Long-term portion                                $ 765,440
                                                                      =========






                                       11
Convertible Debentures

During the second quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007(the "debentures"). On June 30, 2004 the Company received $535,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company at a conversion price which was equal to the closing bid price of the Company's common stock on the date the debentures were issued. If on any day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00 or more or (ii) the Company completes a secondary offering yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary.

NOTE 8 - Income Taxes

For the six months ended June 30, 2004 and 2003, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2003, the Company has net operating loss carry forwards of approximately $15,679,000.

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


                                       12
- the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein;
- the ability to develop long-lasting relationships with our customers and attract new customers; - the competitive environment within the industries in which the Company operates, including, entertainment, broadband technology and healthcare; - the ability to attract and retain qualified personnel, particularly the Company's CEO and the President of Juniper Communications, Inc. subsidiary; - the effect on our financial condition of delays in payments received from third parties; - the ability to manage a new business with limited management; - rapid technological changes; - economic conditions; and - other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW

The businesses of Juniper Group, Inc. (the "Company") are based on technology and entertainment services. The Company and its subsidiaries operate from the Company's Great Neck, New York location.

Technology and entertainment Services: The technology and entertainment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

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

Juniper increased its presence within Cablevision by providing additional technicians and vehicles in the second quarter of this year, supporting residential and commercial Digital Cable and Broadband Internet installations. The Company also expanded its provision of Internet telephone installations and wiring, installing Cablevision's Optimum Voice (VoIP) offering.

During the second quarter, in addition to Juniper's successful continuation of its services in support of residential broadband customers, a new Cablevision project (the "Trap" project) was successfully completed. Juniper's performance on the trap project led to its participation in two additional projects for Cablevision in New York City in the beginning of the third quarter, and its subsequent selection to initiate ongoing installation services under contract to Cablevision - Brooklyn.

During the third quarter, the Company was selected by a leading Wireless Broadband equipment systems vendor to participate as its antenna installation and subscriber integration contractor in a pilot program aimed at installing wireless metropolitan area broadband communication services.





                                       13
Depending on the Company's success in this pilot program, and on the systems provider's selection to provide these wireless metropolitan-area Broadband services, the Company would provide these antenna installations and residential and business subscriber installations in numerous communities nationwide. During the third quarter, the Company was also notified of its selection in a competitive bid to provide DSL services to a leading independent provider of DSL installations, and it is currently working towards final contract award, and initiation of these services.

Juniper's continuing opportunity to exploit the Cable companies demand for its services and to take advantage of future Cable, DSL, Satellite and Wireless opportunities may be limited by a number of factors. These include its ability to finance continuing growth in vehicles, tools and test equipment, and to fund technician recruitment, training and payroll, and the financing of operating cash flow requirements from expansion of its high quality technician services for Broadband companies.

The Company's dedicated Human Resources / Recruitment Specialist has made it easier for the Company to recruit skilled technicians to meet customer requirements. Increasing its technical staff has allowed the Company to free up more senior personnel to pursue new business. During the ensuing quarters, the Company will focus on a new telemarketing campaign, focusing on higher margin broadband business opportunities.

To maximize capital availability for potential new services the Company evaluates opportunities for services to its customers based on the capital investment requirements, the potential profit margin, and the customer's payment practices.

Although the Company has made significant strides in accelerating collections, and thereby reducing outstanding receivables, the Company continues to evaluate new business opportunities with respect to their receivables payment practices. Accounts receivable payment commitments rank high on the Company's evaluation criteria for its new business opportunities.

Entertainment

Juniper Pictures, Inc. ("Pictures") has not generated material revenue for the past several years. However, it intends to implement a plan to exploit existing libraries in the domestic DVD marketplace, as well as to pursue licensing of its existing titles in the emerging technologies of Video on Demand ("VOD"). Pictures also intends to pursue expanding the existing library with additional titles.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2004 Vs Three Months Ended June 30, 2003
--------------------------------------------------------------------

The Technology and Entertainment segment recognized revenue of $314,500 in the second quarter of 2004 compared to $283,200 in the second quarter of 2003. Revenue in this segment was all attributable to Juniper. The increase in revenue of Juniper was due to the increase of the Company's cable services.



                                       14
The opportunities for cable services appear to be increasing due to the addition of cable and Voice-over Internet ("VoIP")installations. Cable VoIP) service technologies are stimulating new investment and growth in this area of the Broadband marketplace. The Company is currently negotiating new service contracts to support several current opportunities in the Wireless and DSL segments of the market, and it is continuing to expand its ongoing participation in the Cable market segment.

The Company is seeing an upsurge in the demand for Wireless and DSL services and it is currently engaged in new opportunities for its services in these market segments. The Company will continue to seek a diversified balance in its business base among the various competing segments of the rapidly expanding Broadband marketplace, including services for Cable, DSL, Wireless, Satellite Providers and as well as for Broadband equipment and systems vendors. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each.

The Company is currently utilizing its resources to build the technology portion of its business. It has not devoted substantial resources toward the promotion and solicitation of its film licenses for the past several years, or during the first and second quarters of 2004. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

During the period December 2000 through June 2004, all operations of the Company, other than Juniper, were substantially less than that of Juniper, and, accordingly, recognized substantially no activity.

The technology and entertainment segment incurred operating costs of $294,400 (96% of revenue) in the second quarter of 2004, compared to $393,800 (139% of revenue) in the second quarter of 2003, which decrease was all attributable to the technology service business. This cost improvement was the result of the growth of Juniper's business during the last year and cost reductions attributed to reduced DSL activity.

Juniper achieved modest profitability at the gross margin level in the second quarter of 2004 with revenues of $314,500 and operating costs of $294,400. This increased profitability reflects the success of continuing improvements made in the Company's cost of operations.

Selling, general and administrative expenses decreased approximately from $593,400 in the second quarter of 2003 to $567,500 in the second quarter of 2004, an approximate 8% decrease. This decrease is a result of a decrease in SEC costs of $69,000, salaries of $38,000, consulting expense of $17,000, and insurance expense of $35,000, which resulted from a change from NASDAQ to OTC-BB, reduction of personnel and more competitive pricing on companies insurance premiums. These decreases were offset by an increase in legal expense of $103,000 and auto expense of $36,000, which resulted from the Private Placement completed in the second quarter, the change from NASDAQ to OTC-BB, and the acquisition of vehicles for Juniper. Of the $567,500 in selling, general and administrative expenses for the second quarter of 2004, approximately $248,300 or 44% was attributable to the operations of Juniper. Substantially all the remaining selling, general and administrative expenses (approximately $319,200) are attributable to the other operations of the Company. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $188,000 paid with common stock, various other current-period expenses paid with common stock of approximately $61,000, a write down of the film library of approximately $28,000, and depreciation and amortization of approximately $49,000.



                                       15
Six Months Ended June 30, 2004 Vs Six Months Ended June 30, 2003
----------------------------------------------------------------
The technology and entertainment segment recognized revenue of $538,900 in the first half of 2004 compared to $578,000 in the second quarter of 2003. Revenue in this segment was all attributable to Juniper. The decrease in revenue of Juniper was due to the reduction of the Company's DSL services, which were affected by the general slowdown in the business telecommunications sector of the Company's market since the end of 2002. With the reduction of the Company's DSL business due to the 2003 business failures of its key DSL accounts (NAS, Texolutions and WorldCom), Juniper's revenue in the second quarter 2004 came primarily from the Company's Cable services segment. The opportunities for DSL services appear be picking up again as the regulatory, competitive and economic forces which have been impacting this market segment appear to be easing up. The Company is currently negotiating possible renewed DSL participation through its current opportunities in the DSL segment of the market.

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

The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2003, or during the second quarter of 2004. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

During the period December 2000 through June 2004, all operations of the Company, other than Juniper, were substantially less than that of Juniper, and, accordingly, recognized a significant reduction in activity.

The technology and entertainment segment incurred operating costs of $557,800 in the first half of 2004, compared to $742,400 in the second quarter of 2003, which was all attributable to the technology service business. This decrease is the result of improved efficiency in Juniper's cable business during this last year and the savings realized to the reduction of Juniper's DSL activity.

Selling, general and administrative expenses decreased from $1,006,500 in the first half of 2003 to $961,400 in the first half of 2004, a 4.4% decrease. This decrease is a result of a decrease in SEC costs of $97,000, salaries of $55,000, consulting expense of $79,000, and insurance expense of $11,000, which resulted from a change from NASDAQ to OTC-BB, reduction of personnel and more competitive pricing on companies insurance premiums. These decreases were offset by an increase in legal expense of $112,000 and auto expense of $37,000, which resulted from the Private Placement completed in the second quarter, the change from NASDAQ to OTC-BB, and the acquisition of vehicles for Juniper. Of the $961,400 in selling, general and administrative expenses for the second quarter of 2004, approximately $378,100 or 39% was attributable to the operations of Juniper. Substantially all the remaining selling, general and administrative expenses (approximately $588,400) are attributable to the other operations of the Company. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $488,000 paid with common stock, various other current-period expenses paid with common stock of approximately $139,000, a write down of the film library of approximately $57,000, and depreciation and amortization of approximately $67,000.


                                       16
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2004, the Company had a working capital deficit of ($1,087,000), compared to a working capital deficit of ($1,422,000) at December 31, 2003. The ratio of current assets to current liabilities was 0.44:1 at June 30, 2004, and 0.16:1 at December 31, 2003. Cash flow used for operations during the second quarter of 2004 was $355,600, compared to cash flow used for operations during the second quarter of 2003 of approximately $757,100.

The Company's operations in the second quarter of 2004 were funded primarily by loans to the Company of approximately $610,000.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

The Company plans to continue to expand Juniper's Broadband service business and to invest the predominant portion of available resources in the effort. In the third quarter of 2004, the Company will begin to increase its services to Cablevision's New York City operations.

The Company plans to expand its services for its Cablevision customer, and to negotiate additional support agreements with new customers during this period. The Company is seeking to arrange additional vehicle and capital financing to support these new Broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations and increase the profitability of operations.

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

In terms of the Company's plan to reduce its liabilities and improve cash flow through expanding operations, the Company is building on its existing base of business with Cablevision Corporation, Juniper has targeted the expansion of its relationship with Cablevision towards services requiring less capital investment to enter. The Company will continue to seek to increase its business base with services that have higher profit margins, such as services for Wireless and DSL providers. The Company is currently negotiating new service contracts through current opportunities in the Wireless and DSL segments of the Markets.

With anticipated higher gross profit margins to be realized from Juniper's basic cable services and from the Trap projects, the Company expects to improve its cash flow from its services and will apply this additional cash to reducing liabilities.

During the second quarter of calendar 2004, the Company has raised approximately $715,000. However, the Company will require additional financing to meet its operating objectives.

The Company currently does not have any bank lines of credit.


                                       17
Seasonality

The residential Broadband business slows down during the winter months. This is complemented by an increase in demand in the period March through November. Juniper's corporate Broadband business, primarily for DSL providers, has been impacted more significantly by the slowdown of the economy and the telecommunications sector than by seasonality in the past year. Juniper's cable broadband services are expected to increase in the second half of 2004.

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

If the net resalable value of the Company's film licenses is significantly less than Management's estimate, it could have a material affect on the Company's financial condition.

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

Item 2. Changes in Securities

The Company issued in the second quarter of 2004 the following shares of common stock pursuant to an exemption form registration provided by Section 4(2) of the Securities Act of 1933, as amended:

                           No.
  Date       Purchaser   of Shares        Consideration
-----------  ---------   ----------  -----------------------------
4/1-6/30/04  Private      861,118    Satisfaction of indebtedness of $173,803
             Holders

05/02/04     Fixed Assets  16,333    Deposits and payments for purchase of
                                     vehicles and equipment in the amount of
                                     $76,055

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

Date: August 13, 2004



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







August 13, 2004                              By:  /s/ Vlado P. Hreljanovic
                                             -----------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer






                                                                       Ex. 32.1


             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.


In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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


Date: August 13, 2004