Form 10QSB
period 2004-09-30
JUNIPER GROUP INC
filed 2004-11-19
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                         Commission file number 0-19170

                               JUNIPER GROUP, INC.


        (Exact name of small business issuer as specified in its charter)


          Nevada                                        11-2866771
------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or organization)

           111 Great Neck Road, Suite 604, Great Neck, New York 11021
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 829-4670
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 12, 2004, 9,558,534 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X
                                                           --


[GRAPHIC OMITTED]

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:


Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at September 30, 2004
         unaudited December 31, 2003 (audited)                             2

         Consolidated Statements of Income for the Three
         Month Period  Ended September 30, 2004 and 2003 (unaudited)       3

         Consolidated Statements of Income for the Nine
         Month Period  Ended September 30, 2004 and 2003 (unaudited)       4

         Consolidated Statements of Cash Flows for the Nine
         Month Period  Ended September 30, 2004 and 2003 (unaudited)       5

         Consolidated Statement of Shareholders' Equity for the
         Nine Month Period Ended September 30, 2004 (unaudited)            6

         Notes to Financial Statements                                     7

Item 2.  Management's Discussion and Analysis or Plan of Operation        12

Item 3.  Controls and Procedures                                          19


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 20

Item 2. Unregistered sale of equity securities and use of proceeds        20

Item 3. Defaults Upon Senior Securities                                   20

Item 4. Submission of Matters to a Vote of Security Holders               20

Item 5. Other Information                                                 20

Item 6. Exhibits                                                          20


Signatures                                                                21


[GRAPHIC OMITTED]

ITEM 1: Financial Statements
                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                    September       December
                                  ASSETS             30, 2004       31, 2003
                                                  ------------  --------------
Current Assets                                     (Unaudited)      (Audited)
  Cash..............................................
   Accounts receivable - trade......................  $224,311           $2,103
   Prepaid expenses and other current assets........   154,507           87,125
    Total Current assets............................   387,807          195,185
                                                       -------          -------
   Film licenses ...................................  766,625          284,413
  Property and equipment, net of accumulated         2,367,844        2,424,782
    depreciation of $612,683 and $505,899
    respectively ...................................
  Other investments.................................   639,851          567,743
  Goodwill .........................................   200,000          200,000
  Other assets......................................   209,106          209,106
                                                         6,737            5,176
                                                    ----------        ---------
                                                    $4,190,163       $3,691,220
LIABILITIES AND SHAREHOLDER'S EQUITY               ===========       ==========
Current Liabilities:
  Accounts payable and accrued expenses............
  Notes payable - current.......................... $  821,475       $1,031,285
  Due to officer ..................................    444,010          464,806
  Due to shareholders..............................     53,655          203,820
    Total current liabilities .....................      7,000            7,000
                                                       -------        ---------
  Notes payable - long term .......................  1,326,140        1,706,911
     Total liabilities ............................  1,413,731          179,974
                                                     ---------        ---------
Shareholder's Equity                                 2,739,871        1,886,885
  12% Non-voting convertible redeemable
  preferred stock: $.10 par value, 875,000
  shares authorized and 25,357 shares issued and
  outstanding at September 30,2004 and December 31,
  2003, aggregate, liquidation preference, $50,714
  at September 30,2004  and December 31, 2003......      2,536            2,536
Common Stock - $.001 par value, 75,000,000 shares
  authorized, 9,558,534 and 4,529,749 issued and
  outstanding at September 30,2004 and December
  31, 2003, respectively ..........................      9,558            4,529
Capital contributions in excess of par:
  Attributed to preferred stock....................     22,606           22,606
  Attributed to common stock ...................... 20,960,671       19,871,331
Retained earnings (deficit)........................(19,456,286)     (17,998,054)
Preferred Stock dividend payable...................     16,207            6,387
                                                    ----------      -----------
Less: Note for subscription receivable.............  1,555,292        1,909,335
  Total Shareholders' Equity.......................   (105,000)        (105,000)
                                                    ----------      -----------
                                                     1,450,292        1,804,335
                                                    ----------      -----------
                                                   $ 4,190,163       $3,691,220
                                                  ============      ===========


                 See Notes to Consolidated Financial Statements
                                        2

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
                                               September 30,      September 30,
                                                   2004               2003
                                                -----------        -----------

Revenues:
Technology and Entertainment Services.......... $ 381,912           $   315,220
                                                ---------          ------------


Operating Costs:
  Technology and Entertainment Services........   245,094               388,839

  Selling, general and administrative expenses.   487,546               756,100
  Settlement expense...........................     5,000                  -  0
  Preferred stock dividend.....................     1,522                 1,521
  Interest expense.............................    20,029                16,595
                                                ---------           -----------
                                                  759,191             1,163,055
                                                ---------           -----------
Net income (loss)..............................$ (377,279)          $  (847,835)
                                                ---------           -----------
Weighted average number of shares outstanding.. 8,824,781             2,069,680
                                                ---------           -----------
Per share data:
Basic and diluted net income (loss)............$    (0.04)          $     (0.41)
                                                ---------           -----------












                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Nine Months Ended
                                               September 30,      September 30,
                                                    2004               2003
                                                -----------        -----------

Revenues:
Technology and Entertainment Services.......... $   920,761           $893,149
                                               ------------          ---------



Operating Costs:
  Technology and Entertainment Services........     802,922          1,131,270

Selling, general and administrative expenses.     1,448,902          1,658,422
Revaluation of film licenses.................        56,938             56,938
Settlement expense...........................         5,000               -
Preferred stock dividend.....................         4,564              4,564
Interest expense.............................        60,667             40,792
                                                  ---------         ----------
                                                  2,378,993          2,891,986
                                                  ---------         ----------
Net income (loss).............................. $(1,458,232)       $(1,998,837)
                                                  ---------         ----------

Weighted average number of shares outstanding..   7,515,631          2,715,819
                                                  ---------         ----------
Per share data:
Basic and diluted net income (loss)............      $(0.19)            $(0.74)
                                                  ---------         ----------












                 See Notes to Consolidated Financial Statements
                                        4

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Nine Months Ended
                                               September 30,      September 30,
                                                    2004               2003
                                                -----------        -----------

Operating Activities:
Net income (loss).............................. $(1,458,232)       $(1,998,837)
Adjustments to reconcile net cash provided by
  Operating activities:
  Depreciation and amortization expense........     113,454            125,187
  Loss on disposition of fixes assets..........       4,548              8,454
  Payment of various expenses with equity......     139,365             62,267
  Payment of employees' and consultants
    compensation with equity...................     673,480            653,733
  Preferred stock dividend declared............       4,564              3,043
  Revaluation of film licenses.................      56,939             43,469
Changes in operating assets and liabilities:
  Accounts receivable..........................     (67,382)             95,518
  Prepaid expenses and other current assets....    (188,242)             51,334
  Other assets.................................      (1,562)              2,897
  Due to/from officers and shareholders........    (154,544)              1,421
  Accounts payable and accrued expenses........    (195,555)             39,699
                                                 -----------        -----------
  Net cash (used for) operating activities       (1,073,167)           (911,815)
                                                 -----------        -----------
Investing activities:
   Purchase of equipment.......................    (114,055)           (245,768)
                                                -----------         -----------
   Net cash (used for) investing activities....    (114,055)           (245,768)
                                                -----------         -----------
Financing activities:
  Reduction in borrowings......................    (122,039)              -
  Proceeds from borrowings.....................   1,335,000             431,250
  Investments in subsidiaries..................        -                (51,250)
  Proceeds from private placements.............     196,469             777,869
                                                -----------         -----------
  Net cash provided by financing activities....   1,409,430           1,157,869

Net increase in cash...........................     222,208                 286
 Cash at beginning of period...................       2,103               6,889
                                                -----------         -----------
 Cash at end of period......................... $   224,311         $   $ 7,175
                                                ===========         ===========
Supplemental cash flow information:
  Interest paid................................ $  $ 14,101         $    40,792
                                                ===========         ===========





                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                             Preferred Stock                     Common Stock
                                             ---------------                     ------------
                                    Par Value at    Contributions In   Par Value at    Contributions in    Retained Earnings
                                        $.10         Excess of Par         $.001        Excess of Par          (Deficit)
                                    ------------    ----------------   ------------    ----------------    -----------------


   Balance
   December 31, 2003                $ 2,536             $22,606         $4,529         $19,871,331          $(17,998,054)

   Exercise of Options                    -                -               168                (168)               -

   Shares issued as                       -                -
   Payment for:

   Various expenses                       -                -               610             138,755               -

   Compensation to
   Employees/Consultants                  -                -             2,839             670,641               -

   Payment for fixed assets               -                -               451              75,604               -

   Private Placements
                                          -                -               914             195,555               -
   Various liabilities
                                          -                -                47               8,953               -
   Net (loss) for the nine months
   ended September 30, 2004               -                -                -                 -               (1,458,232)

   Balance,                            -------          -------        -------          ----------         -------------
   September 30, 2004                  $2,536           $22,606         $9,558         $20,960,671          $(19,456,286)
                                       =======          ========       =======          ==========         =============















                 See Notes to Consolidated Financial Statements
                                        6

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


Juniper provides services for connection to cable company residential and business subscribers and DSL company business subscribers. Juniper also provides these services to wireless Broadband providers. Specific services provided by Juniper, include site surveys, tower/antenna installation, systems integration, hardware and software installation, security software installation, email and browser application installation and end-user training orientation. Recently, Juniper began providing a variety of advanced services to its customers including WiFi wireless networking and Internet Based Telephany (VoIP) services. Juniper now supports installation and integration of the full range of video, data, and voice services on the internet,


                                         7
b) Entertainment

Juniper Pictures, inc. ("Pictures") has historically engaged in the acquisition and distribution of rights to films to the various media (i.e. Internet and audio streaming, home video DVD, pay-per-view, pay television, cable networks and independent syndicated television stations) in the domestic and foreign marketplace. Pictures has not generated any material revenue for the past several years.

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

NOTE 3 - Accounts Payable and Accrued Expenses
At September 30, 2004 and December 31, 2003, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $64,000 and $65,000, payroll taxes of $496,000 and $ 323,000,and insurance premiums of $71,200 and $107,000 and auto expenses of $45,000 and $36,600. With regards to payroll taxes, the Company has entered into agreements for substantially all the outstanding balances, whereas the Company shall pay approximately $10,000 per month. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.




                                        9

NOTE 4 - Film Licenses

The Company is currently directing all its time and efforts toward building Juniper's Broadband business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity has been significantly diminished.

NOTE 5 - Shareholders' Equity

Throughout 2004 and 2003, the Company issued common stock through various private placements. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock. In the aggregate, the Company received approximately $196,500 through the nine months ended September 30, 2004.

Convertible Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, and December 1, in cash or common stock of the Company having an equivalent fair market value.

At September 30, 2004, 25,357 shares of the Preferred Stock were outstanding. On February 2, 2004, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2004.

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

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forgo a portion of his 2004 salary pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of the Company's common stock as part of the payment for unpaid salary of 2004. In 2004, the Company issued 155,464 shares of common stock valued at $58,144 as payment of Mr. Hreljanovic's net salary.

Going Concern

As shown in the accompanying financial statements, the Company's revenue increased to approximately $921,000 through the third quarter of 2004, from $893,000 through the second quarter of 2003.


                                       10

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately $1,458,200 in the nine months of 2004, and approximately $1,998,800 in the nine months of 2003.

Working capital was approximately negative $559,500 at September 30, 2004, and negative $1,422,500 at December 31, 2003.

Through the third quarter of 2004, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,531,500 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll and payroll taxes. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the current market price of the stock.

With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated. The Company has entered into agreements for substantially all the outstanding balances, whereas the Company shall pay approximately $10,000 per month.

The fact that the Company continued to sustain losses in 2004, has negative working capital at September 30, 2004 and still requires additional sources of outside cash to sustain operations continues to creates uncertainty about the Company's ability to continue as a going concern. The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or possibly scale back operations and reduce its staff. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or scale back operations and reduce its staff, which would have a direct impact on its increase presence in Cablevision, as well as its inability to service new contracted arrangements with the wireless Broadband equipped vendor or provide support DSL service to the selected DSL providers.

Note 7 - Loans and Capitalized Leases

The following is a summary of the loans and capitalized leases on the balance sheet at September 30, 2004:








                                       11



7% Convertible Debentures                        $ 1,335,000
Capitalized vehicle leases                           148,180
Unsecured loans                                      374,561
                                                 ------------
                                                   1,857,741
Less current portion                                 444,010
                                                 ----------
Long-term portion                                $ 1,413,731
                                                 ===========



Convertible Debentures

During the second quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007(the "debentures"). As of September 30, 2004 the Company received $1,335,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

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

NOTE 8 - Income Taxes

For the nine months ended September 30, 2004 and 2003, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2003, the Company has net operating loss carry forwards of approximately $15,679,000.

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

                                       12
Potential risks and uncertainties include, among other things, such factors as:
- continued historical lack of profitable operations; - working capital deficit;
- the need to raise additional capital to fund operations and growth;
- the success of the expansion into the Broadband integration business, and the ability to provide adequate working capital required for this expansion, and dependence thereon; - the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein;

- the ability to develop long-lasting relationships with our customers and attract new customers; - the competitive environment within the industries in which the Company operates, - the ability to attract and retain qualified personnel, particularly the Company's CEO and the President of Juniper Communications, Inc. subsidiary; - the effect on our financial condition of delays in payments received from third parties; - the ability to manage a new business with limited management; - rapid technological changes; - economic conditions; and - other factors set forth in our other filings with the Securities and Exchange Commission. -Most of Juniper's revenue is derived from one customer in the New York Region.

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

Juniper increased its presence within Cablevision by providing additional technicians in the third quarter of this year, supporting residential and commercial Digital Cable and Broadband Internet installations. The Company also began providing "triple play" services installing Digital Video, High Speed Internet Access and VoIP - internet telephony installations and wiring for Cablevision's customers.

During the third quarter, Juniper's successfully completed several projects that led to the start of its ongoing presence in Brooklyn, and later, Nassau County in support of Cablevision's branches there.

Juniper also contracted with and began work for Motorola, a leading Wireless Broadband equipment systems vendor to provide antenna-tower installation and subscriber integration services in support of Motorola's contracts with leading telecommunications companies for rollout of these systems.

                                       13
These wireless broadband systems use Motorola's Canopy broadband technology to provide rapid and cost effective deployment of wireless metropolitan area broadband communication services. Under its relationship with Motorola the Company will provide these wireless antenna-tower installations and residential and business subscriber installations in smaller US communities, principally in the Mid West.

During the third quarter, the Company was selected by Covad, the leading independent DSL provider to provide personnel supplementing Covad's regular workforce in major markets around the country. First deployments of Juniper's technicians in support of this customer will begin this coming quarter in eight major markets throughout the US.

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

The Company increased its Human Resources / Recruitment capability to make it easier for the Company to recruit skilled technicians to meet these new customer requirements. In third quarter the company invested in development of an improved logistics system to track assets and equipment more effectively. During the fourth quarter the company will be increasing its Dispatch and work tracking expertise to assure maximized use and effectiveness of its technical personnel. The Company has also initiated a telemarketing campaign in early fourth quarter to identify additional future opportunities principally within the wireless marketplace, which the Company believes will present higher margin broadband business opportunities.

To maximize capital availability for potential new services the Company evaluates opportunities for services to its customers based on the capital investment requirements, the potential profit margin, and the customer's payment practices.

Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables, the Company continues to evaluate new business opportunities with respect to their receivables payment practices. Accounts receivable payment commitments rank high on the Company's evaluation criteria for its new business opportunities.

Entertainment

Juniper Pictures, Inc. ("Pictures") has not generated material revenue for the past several years.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Vs Three Months Ended September 30, 2003

The Technology and Entertainment segment recognized revenue of $382,000 in the third quarter of 2004 compared to $315,000 in the third quarter of 2003. Revenue in this segment was all attributable to Juniper. The increase in revenue of Juniper was due to the increase of the Company's cable services.

The opportunities for cable services have increased during the third quarter due to the addition of cable and Voice-over Internet ("VoIP")installations and "triple play" - digital video, broadband internet and internet telephony installations.



                                       14
Cable VoIP service technologies have stimulating new investment and customer revenue growth in this area of the Broadband marketplace. The Company implemented two new service contracts to support Motorola for wireless and Covad for DSL broadband installs, two of the leading companies in the Wireless and DSL segments of the market. Juniper also continues to expand its ongoing participation in the Cable market segment.

The Company believes the upsurge in the demand for Wireless Broadband services will continue throughout the new year with telephone companies who are seeking metropolitan area wireless broadband coverage. Further, the Company believes that its contract which supports proprietary communications technology may soon be joined by WiMax wireless broadband participants further stimulating the expansion of this market. Through its telemarketing program the company will be exploring new opportunities for its services in these market segments. The Company will continue to seek a diversified balance in its business base among the various competing segments of the rapidly expanding Broadband marketplace, including services for Cable, Wireless, DSL, and Satellite Broadband Providers and as well as for Broadband equipment and systems vendors. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company is currently utilizing its resources to build the technology portion of its business. It has not devoted substantial resources toward the promotion and solicitation of its film licenses for the past several years, or during the first three quarters of 2004. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

During the period December 2000 through September 2004, all operations of the Company, other than Juniper, were substantially less than that of Juniper, and, accordingly, recognized substantially no activity.

The technology and entertainment segment incurred operating costs of $245,000 (64% of revenue) in the third quarter of 2004, compared to $389,000 (123% of revenue) in the third quarter of 2003, which decrease was all attributable to the technology service business. The cost improvement was the result improved productivity and a reduction of cost of operation.

Juniper achieved profitability at the gross margin level in the third quarter of 2004 with revenues of $382,000 and operating costs of $245,000. This increased profitability reflects the success of continuing improvements made in the Company's cost of operations.

Selling, general and administrative expenses decreased approximately from $756,000 in the third quarter of 2003 to $488,000 in the third quarter of 2004, a decrease of approximate 35%. This decrease is a result of a decreases of $104,000 in taxes payable, $38,000 in SEC costs, $90,000 in legal costs, $28,000 in consulting expenses, $44,0000 in professional fees, $42,000 in annual meeting costs and $29,000 in office expenses. The decreases mentioned above are the result of the following changes; a reduction in taxes achieved through the plan of payment negotiated, moving from the NASDAQ to OTC-BB, which relate to a reduction of corresponding legal fees, consulting and other professional services as well as a reduction in annual meeting costs consisting primarily in settlement with vendors and suppliers for services relating to 2003 annual meeting. These decreases were offset by increases of approximately $48,000 in salary expenses, $23,000 in commission expenses and $34,000 in travel and entertainment expenses, which resulted from the related costs associated with the Private Placement completed in the third quarter of 2004.


                                       15
         Of the $488,000 in selling, general and administrative expenses for the third quarter ended September 30, 2004, approximately $288,000 or 59% was attributable to the operations of Juniper. Substantially all the remaining selling, general and administrative expenses are attributable to the other operations of the Company. Included in total selling, general and administrative expenses were the following non-cash expenses: approximately $185,000 of salary and consulting fees paid in common stock, and $46,000 of depreciation and amortization expenses.

Nine Months Ended September 30, 2004 Vs Nine Months Ended September 30, 2003

The technology and entertainment segment recognized revenue of $921,000 in the first nine months of 2004 compared to $893,000 in the nine months of 2003. Revenue in this segment was all attributable to Juniper. The increase in revenue of Juniper was due to the increase of the Company's cable services.

The Company is seeing an upsurge in the demand for Wireless and Satellite services and it is currently exploring several opportunities for services in these market segments. The Company will continue to seek a diversified balance in its business base among the various competitive segments of the rapidly expanding Broadband marketplace, including Cable, DSL, Wireless, Satellite and Broadband Vendor segments. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each.

The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses in 2003, or during the third quarter of 2004. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

During the period December 2000 through September 2004, all operations of the Company, other than Juniper, were substantially less than that of Juniper, and, accordingly, recognized a significant reduction in activity.

The technology and entertainment segment incurred operating costs of $803,000 in the nine months of 2004, compared to $1,131,000 in the nine months of 2003, which was all attributable to the technology service business. This decrease is the result of improved efficiency in Juniper's cable business during this last year.

Selling, general and administrative expenses decreased from $1,658,00 in the nine months ended September 30, 2003 to $1,449,000 in the nine months ended September 30, 2004, a 13% decrease. This decrease is a result of decreases of approximately $135,000, in SEC costs, $107,000 in consulting expenses, $32,000 in professional services, $32,000 in annual meeting costs and $66,000 in auto expenses. The decreases mentioned above are the result from the following changes: moving from the NASDAQ to OTC-BB, which relate to a reduction of the corresponding legal fees, consulting and other professional services used as well as a reduction in annual meeting costs consisting primarily in settlement with vendors and suppliers for services relating to the 2003 annual meeting. These decreases were offset by increases of approximately $49,000 in commission expenses, $59,000 in travel and entertainment expenses of $35,000 in insurance expenses which resulted from the related costs of the Private Placement completed in the third quarter of 2004.

          Of the $1,449,000 in selling, general and administrative expenses for the nine months ended September 30, 2004, approximately $666,000 or 46% was attributable to the operations of Juniper. Substantially all the remaining selling, general and administrative expenses are attributable to the operations of the Company.

                                       16
         Included in total selling, general and administrative expenses were the following non-cash expenses: approximately $673,000 of salary and consulting fees paid with common stock, $139,000 of various other current period expenses paid with common stock, $57,000 in write downs of the film library and $113,500 of depreciation and amortization expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had a working capital deficit of ($559,500), compared to a working capital deficit of ($1,422,500) at December 31, 2003. The ratio of current assets to current liabilities was 0.58 to 1 at September 30, 2004, and 0.17 to 1 at December 31, 2003. Cash flow used for operations during the nine months of 2004 was $1,073,000, compared to cash flow used for operations during the nine months of 2003 of approximately $912,000.

The Company's operations through the third quarter of 2004 were funded primarily by loans to the Company of approximately $1,531,500. The Company will require additional financing to meet its operating objectives.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions or by convertible debentures.

The Company plans to continue to expand Juniper's Broadband service business and to invest the predominant portion of available resources in the effort. Subject to the Company ability to continue to fund its operations from the sales of its securities.

The Company expanded its services for its Cablevision customer this quarter, and negotiated new support agreements with major wireless and DSL customers during this period. The Company is seeking to arrange additional vehicle and capital financing to support these new Broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

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

Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or possibly scale back operations and reduce its staff which would have a direct impact on its increase presence in Cablevision, as well as its inability to service the new contracted arrangements with the wireless Broadband equipped vendor or provide support DSL service to the selected DSL providers.

In terms of the Company's plan to reduce its liabilities and improve cash flow through expanding operations, the Company is building on its existing core base of business with Cablevision Corporation, Juniper has targeted the expansion of its relationship with Cablevision towards services requiring less capital investment to enter. The new addition of the new "triple play" - digital video, broadband connectivity and internet telephony work has allowed Juniper to improve the productivity of its technicians and its revenues for these calls.

                                       17
The Company is also seeking to increase its business base in providing services that have higher profit margins, such as those for Wireless and DSL providers. The Company has recently negotiated and begun new wireless and DSL service which will achieve higher margins in those business segments.

With anticipated higher gross profits to be realized from Juniper's expanded cable services and projects, and the initiation of new wireless and DSL services the Company plans to improve the earnings from its services and will apply this additional cash to reducing liabilities.

The Company currently does not have any bank lines of credit.

Seasonality

The residential Broadband business slows down during the winter months. This is complemented by an increase in demand in the period March through November. This slowdown was less pronounced in 2003, as the business climate improved somewhat in 2003, and as Juniper's cable customer's introduced new technologies in 2004 that increased customer demand for installations and upgrades. Juniper's corporate Broadband business, primarily for DSL providers, was impacted more significantly by the slowdown of the economy and the telecommunications sector than by seasonality in the past year.

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

                                       18
Recognition of Revenue from License Agreements

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

Item 2. Unregistered sale of equity securities and use of proceeds

The Company issued in the third quarter of 2004 the following shares of common stock pursuant to an exemption form registration provided by Section 4(2) of the Securities Act of 1933, as amended:


                                 No.
                     Date Purchaser of Shares Consideration
-----------  ---------------  ---------  ---------------------------------------
7/1-9/30/04  Private holders   172,841   Satisfaction of indebtedness of $46,667

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

Date: November 19, 2004


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






 November 19, 2004                           By:  /s/ Vlado P. Hreljanovic
                                               ------------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                    Ex. 32.1


             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.


In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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


Date: November 19, 2004