Form 10KSB
period 2004-12-31
JUNIPER GROUP INC
filed 2005-04-19
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004
                         Commission File Number: 0-19170
                               JUNIPER GROUP, INC.
                 (Name of small business issuer in Its Charter)

    Nevada                                       11-2866771
 ------------                                    ----------
(State or other jurisdiction           (IRS Employer Identification Number)
 of incorporation or organization)
                         111 Great Neck Road, Suite 604,
                           Great Neck, New York 11021
     -----------------------------------------------------------------------
               (address of principal executive offices) (Zip Code)
       Registrant's Telephone Number, including area code: (516) 829-4670
             Securities registered pursuant to Section 12(b) of the
              Exchange Act: NONE Securities registered pursuant to
                       Section 12(g) of the Exchange Act:

                              Title of Each Class:
  -----------------------------------------------------------------------------
                    Common Stock (par value $.001 per share)
      12% Non-Voting Convertible Redeemable Preferred Stock $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO--

     Check if disclosure of delinquent filers in response toItem 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's  revenues for its most recent  fiscal year.  -  $1,329,054.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $1,543,126 based upon the $0.19 average bid price of these shares on the OTC Bulletin Board for the period March 1 through April 6, 2005.

As of April 6, 2005, there were 10,762,688 outstanding shares of Common Stock, $.001 par value per share.



[GRAPHIC OMITTED]

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-SBK AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A. General

The businesses of Juniper Group, Inc. (the "Company") are composed of two segments: 1) technology services and 2) entertainment. The Company and its subsidiaries operate their businesses from the Company's Great Neck location.

1. Technology Services: The Company's technology operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc. ("JEI").

2. Entertainment: The Company's entertainment operations are conducted through one wholly owned subsidiary of JEI, which is a wholly owned subsidiary of the Company.

B.  Business of the Issuer

1. Technology  Services:

a) Broadband Internet Technology Services  ("Juniper")

The Company's technology segment is conducted through Juniper Communications, Inc. ("JCOM"), which is owned 100% by JEI. JCOM's emphasis on broadband and Internet technology focuses particular attention on services for leading Internet Broadband service providers, specifically cable, DSL, wireless and satellite companies. The adoption of new broadband capabilities by new residential and business internet users will allow JCOM to continue to expand its technology deployment and integration services.

The continuing expansion of broadband based technology continues at a rapid pace, which will continue to provide a significant market for the Company's services. Industry forecasts predict that broadband connections are in place in as many as 34 million US households as of December 2004, a 31% increase over the prior year. Broadband connections are expected to be nearly 70 million households by 2008. New applications and innovative services for users with broadband connections to the Internet for information and entertainment services are rapidly being introduced. Some of the new services offered to these users include digital cable and high definition TV services, High Speed Internet Data, VoIP telephony, Video on Demand, and Personal Digital-Video recording (PVR), Gaming, Video and music downloading, social networking, wireless broadband access and service level upgrades for faster broadband connections are all driving the need for greater bandwidth.

Leading broadband service providers of cable, DSL, wireless and satellite high-speed access to the Internet continue to increase their investments in technology in order to offer upgrades, as well as new services to their existing customers and to the millions of new broadband users. The Company believes that the investment required in the implementation of service expansions will continue to motivate broadband service providers to focus on their core competencies and services and to outsource many aspects of their business, including installation and customer support services, which is the market for the Company's services.

The Company chose to concentrate Juniper's efforts in 2005 on assuring the implementation of its services for its key customers such as Cablevision, Covad, Motorola and others.

The Company  believes  that this trend for  outsourcing  in the  deployment  and support for Broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, the Company believes that its prospects for the expansion of its
Broadband technology business are strong. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Juniper.

In 2004, JCOM's efforts were directed towards adding major new accounts in the DSL and wireless segments of the market. In addition to continuing its focus on cable systems operators, Juniper signed contracts in the DSL and wireless segments with Covad and Motorola in 2004, and plans to roll out its implementation of nationwide services for these customers in 2005.

During the second half of 2004, JCOM experienced difficulties in collecting its receivables from Cablevision. As a result, the Company significantly reduced the services provided to Cablevision while awaiting payment of its previous billings. By late-January 2005 such services were halted. During January 2005, total billings to Cablevision were reduced to approximately $63,000. Since January 2005, the Company generated no billings to Cablevision. However, by mid-April 2005 all outstanding receivables were collected from Cablevision and the Company anticipates reestablishing its relationship.

Juniper establishes reserves against receivables owned by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company.

b) Technology  Cabling Services

The Company's technology cabling segment is conducted through Juniper Services, Inc. ("JSI"), which was formed in June 2004 and began conducting business in first quarter of 2005. JSI is owned 100% by JEI. Specific services provided by JSI include wiring, infrastructure design, engineering and construction, MDF/IDF and Head-End build-out, multi dwelling pre-wire and post wire construction, fiber optic systems implementation, testing and repair, and outside plant aerial, underground and hard-line work.The adoption of new technical communications capabilities by new commercial, government and residential customers requires the build out of infrastructure that will allow JSI to expand its technology cabling deployment and integration services.

Competition

Services for Broadband infrastructure deployment have been provided by a mix of in-house service organizations and outsourced support providers. Most cable, satellite and wireless service providers use a mix of both as sources to satisfy their customer requirements. Most contracted Broadband installations still remain in the hands of small independent contractors.

The Company continues to believe that the present state of this fragmented industry will continue to change as smaller companies become acquired by larger companies. General Fiber, 180 Connect, Mastec, Groupwave and Prince Telecommunications are examples of firms showing early growth in the Broadband deployment segment of this marketplace. The Company business model is geared to assimilate these smaller companies as part of its growth strategy.

The Company believes that the opportunity continues for significant growth in this market. While the Company believes that substantial growth through consolidation of smaller competitors is a significant opportunity for the Company, the greater financial resources of its larger competitors gives them an advantage in capitalizing on this opportunity.

Despite the Company's good performance versus its competitors to date, there is no assurance that the Company's limited financial resources can allow it to take full advantage of these successes, nor that it will be able to finance major growth or acquisition opportunities.

2. Entertainment

Juniper Pictures, Inc.("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., DVD, Domestic and International, satellite, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace.

For the past several years, the Company has reduced its efforts in the distribution of film licenses to commit and focus its resources on the growth of the Broadband Technology business, which, during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures generated revenue of $15,000 in 2004 and $15,000 in 2003. Most recently, during the first quarter of 2005, Pictures generated revenue of approximately $32,000. Pictures anticipates continued improvement in reestablishing itself in the distribution of its film licenses.

Competition

Competition is intense in the motion picture distribution industry. The Company will continue reallocating more of its time and effort to the sale of film licenses in 2005, if Company resources are available. The Company is in competition with other motion picture distribution companies, including many of which have greater resources than the Company, both in the acquisition of distribution rights to movie properties and the sales of these properties to the various markets (i.e. Internet, pay, cable and television).

3. Major Customers

In 2004, Cablevision accounted for 93% of the total revenue of the Company. In 2003, Cablevision accounted for 96% of the total revenue of the Company. The Company's strategy for 2005 is to reduce its' dependence on a single customer and increase its' revenue base to many broadband customers. During the second half of 2004, JCOM experienced difficulties in collecting its receivables from Cablevision. As a result, the Company significantly reduced the services provided to Cablevision while awaiting payment of its previous billings to the point where such services were discontinued by late-January 2005. During January 2005, total billings to Cablevision were reduced to approximately $63,000. Since January 2005, the Company generated no billings to Cablevision. However, by mid-April 2005 all outstanding receivables were collected from Cablevision and the Company anticipates reestablishing its relationship.

Employees

James Calderhead joined Juniper's Technology Services in February 2005. Mr. Calderhead will initiate Juniper's activities in this new infrastructure and implementation segment of the operations as its President.

Mr. Alan R. Andrus, currently serves as Juniper's Chief Technical Officer for the Technology Service Subsidiaries.

Aiding in new opportunity identification in refinement of Juniper's Technology operations in cable services is Mr. Victor LoBasso as Vice President Sales and Marketing, who has over 30 years experience in cable systems, with Manhattan Cable (Time Warner, NYNEX, Verizon and CabTel).

As of April 6, 2005, the Company had 10 full-time employees and 10 part-time employees and independent contractors.

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

ITEM 3. LEGAL PROCEEDINGS

In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note for $105,000, maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company filed the judgment in New Jersey, the state in which the subscriber resides. During December 2004, the Company agreed to a settlement consisting of four payment totaling $130,000 over the period December 2004 through April 2005. In early 2005, after payments totaling $50,000, the subscriber again defaulted on the settlement. During April 2005, the Company agreed to a final settlement payment of $70,000 bringing the total proceeds to $120,000. The total legal and collection costs for the matter are approximately $50,000. A partner in one of the law firms representing the Company is a member of the Company's board of directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASERS OF SECURITIES

During 2003, the Company's common stock was traded on the NASDAQ Small Cap Market, under the symbol "JUNI". As of December 31, 2003, the Company voluntarily withdrew its NASDAQ listing and applied to be traded on the Over-the-Counter market on the NASD OTC Bulletin Board ("OTCBB"). The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded on the OTCBB. The following constitutes the high and low sales prices for the common stock as reported by OTCBB for each of the quarters of 2003 and 2004, respectively. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On June 5, 2003, the Company's shareholder's approved a one-for-eight stock split of the Company's common stock. All amounts below reflect actual trading prices after giving effect to the reverse stock splits.

        2004                            HIGH                    LOW
        ----                            ----                   -----
FIRST QUARTER..................       $ 0.75                   $0.19
SECOND QUARTER.................         0.52                    0.31
THIRD QUARTER..................         0.53                    0.30
FOURTH QUARTER ................         0.35                    0.26

        2003                           HIGH                    LOW
        ----                           ----                   -----
FIRST QUARTER..................       $ 6.48                   $2.40
SECOND QUARTER.................         4.40                    1.19
THIRD QUARTER..................         1.66                     .91
FOURTH QUARTER.................         1.65                     .45

Preferred stockholders are entitled to receive a dividend out of assets legally available for payment at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock accumulate. In January of each year of 2003, 2004 and 2005, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. Accrued and unpaid dividends at December 1, 2004 were $12,472. No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set aside, which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

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

As of April 6, 2005, there were approximately 300 shareholders of record of the Company's Common Stock, excluding shares held in street name.

As of January 31, 2005, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

                                        Number of         Weighted average         Number of
                                     securities to be     exercise price of        securities
                                       issued upon           outstanding      remaining available
                                       exercise of        options, warrants   for future issuance
                                       outstanding           and rights
                                    options, warrants
             Plan category              and rights
                                           (a)                   (b)                  (c)
      Equity compensation plans
      approved by security
      holders                                   0               $0.00                     0

      Equity compensation plans
      not approved by security
      holders                           2,486,875               $0.47               137,348
                                   --------------------- -------------------- ---------------------
      Total                             2,486,875               $0.47               137,348
                                   ===================== ==================== =====================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION OF 2004 OPERATIONS

In 2004 Juniper focused on its relationship with Cablevision Corporation in Broadband Cable services, and on winning contracts with Covad in the DSL market, and with Motorola's Canopy Wireless Broadband Division in that market segment. The Cablevision opportunity, generated most of JCOM's revenue for the year. Cablevision is headquartered on Long Island, close to the Company's headquarters. Although Cablevision is ranked as the sixth largest cable services company in the U.S., its New York Metropolitan Area system is ranked as the number one Cable operation in the US with nearly 3 million subscribers. In 2004, Cablevision utilized Juniper's services in Brooklyn and in New York's Nassau;
and Suffolk counties, allowing Juniper the advantage of local and hands-on management in the delivery of its services. This proximity of Cablevision's services afforded Juniper the opportunity to spend considerable time working on, fine tuning and implementing innovative approaches to delivering its services, and increasing the productivity and profitability of these services. It also allowed the Company to focus on development of a service delivery infrastructure, which would allow it to improve its services to Cablevision. Cablevision relies heavily on outsourced installation services, and as a result, considered its subcontractors as business partners in providing contract support for its outsourced installation services.

In 2004, Juniper continued to work on refining its infrastructure and processes and instituting innovative vehicle and fuel management controls, tools and test equipment provisioning processes, employee and supervisory compensation and incentive programs, dispatching, billing, and consumables provisioning activities in order to create a business model that can be duplicated on a national level. Juniper was able to increase productivity of its technicians substantially by instituting improved workload, management and scheduling processes.

The Company will evaluate the performance of current and potential new customers in terms of service pricing costs and payments to assure the profitability and
positive   cash   flow   operations.

Cablevision is a contractually and performance-demanding customer, and significant upfront expenses were nonetheless incurred and investments made to provide customer required insurance coverage, supervisory and quality assurance support, technician training and test equipment purchases. The development of an equipment tracking and reconciliation database was a priority for Juniper and its expected to contribute to improved and acceptable receivables turnaround in 2005.

The Company will continue to evaluate the performance of current and potential new customers in terms of service pricing costs and payments to assure the profitability and positive cash flow operations.

The Company continued to work on the identification of high margin areas for growth in 2005, and found major opportunities in several key areas of DSL, Wireless Broadband and Infrastructure Wiring and Cabling services that Juniper will target.

The foremost of these are support of Wireless/Tower services. Wireless Broadband is primarily being supported by smaller companies qualified and skilled at performing cellular and wireless installations on cellular towers, and at residential and commercial locations. Building alliances with companies in this key segment of the Broadband market, Juniper developed strategies and capabilities and began its entry into this attractive and high growth portion of the marketplace. Juniper has signed an agreement to provide its service to Motorola Inc. and began providing services as Motorola exclusive Professional Services provider for Canopy product wireless tower and subscriber antenna installations. The Company invested up front costs in order to meet customer requirements and provide customer satisfaction. The Company is currently seeking additional financing to allow it to take advantage of its position with this major customer including other high margin growth opportunities for 2005 that Juniper has targeted.

These new DSL, Wireless and Infrastructure Cabling business opportunities will remain Juniper's primary focus in 2005. Juniper has begun aggressive new account marketing efforts in these areas, with specific focus on broadening its base of high margin customer accounts and with a continuing emphasis on Cable companies, including Cablevision, Comcast, Time Warner, Cox and other cable industry leaders, as well as other Broadband opportunities.

The Company reserves against receivables owed by customers whenever it is determined that these may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to Juniper.

There is no assurance that the Company will be successful in obtaining required financing for these efforts, nor can it be assured that its services will continue to be provided successfully, or that customer demand for its services will continue to be strong despite customer forecasts of expanded workloads through 2005.

RESULTS OF OPERATIONS

Fiscal Year 2004 Vs Fiscal Year 2003

The Company's revenues, which was all in entertainment and technology services segment, increased to $1,329,000 in 2004 from $1,182,000 in 2003, representing a 12.5% increase. Revenue in this segment was mainly attributed to the growth of the Juniper business, as the business recorded $1,305,000 of its 2004 revenue as compared to $1,167,000 in 2003, or a 12% increase. This increase resulted from the continued growth in Cablevision-Suffolk, Nassau and Brooklyn sectors of Juniper's revenue. The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses for the past several years. However, the Company has, on a limited basis, continued looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets that are not currently under license. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. However, in 2004, Pictures generated $15,000 of revenue.

1n 2004, the Company increased its gross profit to $263,000 from a negative $184,000 in 2003, a 19.5% gross profit in 2004 from a negative 15.5% in 2003.
Gross Margins technology services were increased by more than 35% this year, as revenues from this segment increased by $147,000 and operating costs decreased by nearly $300,000. These increases in operating income resulted from improved compensation and incentive programs, workload management and technician scheduling, which yielded increased productivity, and from reduced costs of vehicles, insurance costs, telecommunications, tools and test equipment, which were partially offset by increased fuel prices.

The entertainment and technology segment recognized operating costs of $1,066,000 in 2004, compared to $1,350,000 in 2003, a 21.9% decrease. This decrease is primarily the result of the growth of broadband services business during this last year and the successful development of the broadband connectivity business.

Selling, general and administrative expenses decreased to $2,251,000 in 2004 from $2,374,000 in 2003, a 5.2% decrease.

Of the $2,251,000 selling, general and administrative expenses for 2004, approximately $1,258,000 or 56% was attributed to the operation of JCOM, compared to $864,000 or 36% in 2003. The increase in JCOM of $394,000 in 2004 from 2003, is primarily attributed to an increase in salary and employee benefits of $189,000, legal costs of $30,000, workers compensation and liability insurance costs of $116,000, depreciation expense of $60,000 and losses and damages of $90,000 offset by decreases in consulting fees of $13,000, rent expense of $8,000, auto expense of $17,000, bank and interest costs of $19,000 and amortization expense of $8,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had a working capital deficit of ($1,144,000), compared to a working capital deficit of ($1,422,000) at December 31, 2003. The ratio of current assets to current liabilities was 0.25:1 at December 31, 2004, and 0.16:1 at December 31, 2003. Cash flow used for operations during 2004 was ($1,270,000), compared to cash flow used for operations during 2003 of ($1,321,000). The Company's operations in 2004 were funded primarily by Convertible Debentures of $1,335,000. The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

The Company invested all of its resources in 2004 in capital purchases and providing working capital for Juniper to cover the costs of insurance, vehicles, equipment, working gear, training facilities, personnel and related costs. Juniper also continued refining its cable services business model, reducing its costs for vehicles, facilities, phones, personnel and administration, and it has made substantial progress towards improving the profitability, performance and scalability of its service business.

The Company invested in the expansion of its executives and management capabilities, and incurred recruitment and initial expenses of adding personnel to its management team. During 2004 the Company also invested its resources in the business planning for participation in the implementation of Wireless Broadband Services, especially in the attractive field of Wireless Antenna and Tower surveys and installations. The Company signed a Professional Services Agreement with Motorola and was appointed as an exclusive Motorola-Canopy Provider for Installations and Services contracted nationwide by Canopy's direct sales organization, which is focusing on major telecommunications companies.

Juniper supported several pilot programs in Kansas and North Carolina performing site surveys and tower installations for Motorola Canopy's project with Sprint. These initial services were highly successful and Motorola anticipated a major rollout of Canopy systems in many Sprint territories in 2005, which will be installed by Juniper.

The Company has no material commitments for capital expenditures or the acquisition of films. If cash flow permits however, the Company plans to enhance its information and telecommunications system capabilities to more efficiently and effectively provide for Juniper Services.

During 2004, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,335,000 for working capital, for capital purchases and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay its payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated. During the first quarter of 2005, approximately $31,000 was paid for past due payroll taxes, which are reflected in current liabilities on the Balance Sheet at December 31, 2004. These funds originated from the operations of JCOM.

The Company has suffered recurring losses from operations which raised substantial doubt about its ability to continue as a going concern. The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations. This program has been implemented throughout the Company in all executive, management, administrative and operational groups. During the first quarter 2005, Juniper has taken advantage of the slowed pace of broadband installations by redirecting its objectives to adjust for new opportunities in the broadband industry and by restructuring its direct and overhead expenses. Juniper has instituted a series of operational refinements, which are aimed at increasing its gross margins from both its cable and wireless implementation services. Juniper has reorganized its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands.

Juniper has created compensation incentive programs for both technical and management personnel focused on performance and productivity. Additionally, part of the Company's plan includes raising additional funds either through issuance of debt or equity. From January 1, 2005 through April 6, 2005, the Company raised approximately $177,000, through offerings under private placements or convertible debentures. The Company intends to raise the necessary funds it may require for the remainder of 2005 through public or private sales of securities. If the Company is unable to fund its cash flow needs, it may reduce or stop planned expansion, or scale back operations.

The Company  currently does not have any lines of credit.

During 2004 and 2003, the Company focused its resources on the growth of Juniper business, which during that time was the most efficient and cost-effective strategy for the Company to maximize revenue.

As of December 31, 2004, the Company has $135,000 principal amount of capitalized leases payable and $1,710,000 of notes payable outstanding. The Company's capital leases and notes accrue interest at rates ranging from 9% to 24% per annum, and mature at varying dates, through 2008.

Entertainment  and Technology  Services

During its 2004 year-end seasonal slowdown, Juniper is taking advantage of its reduced pace of broadband installations by slowing down its services and revising its operations delivery model and by restructuring its direct and operational overhead cost structure. Juniper is instituting series of operational refinements which are aimed at increasing the gross margins from its cable broadband implementation services. Juniper has reorganized its staffing model for more efficient use of its field personnel. It has implemented reductions in its fixed and variable costs to assure that its operational expenses more closely match customer and company expectations. Juniper has further revised its compensation programs for both technical and management personnel with increased focused on performance and productivity.

Based upon what we have learned from our experience with Cablevision, Juniper has engaged in the development of its next generation of financial and operational systems software. This system which will be based on Oracle software, will provide improved real time control and management visibility of its operational system for dispatch, scheduling, asset management and logistics, and its financial systems for payroll, billing, collections and accounting.

These systems will enhance its management and control of current Juniper service customers, as well as the new nationwide opportunities in cabling, construction and network implementation it intends to pursue.

Seasonality

The Company has found that the residential Broadband business slows down in December and continues into the early part of the first quarter of the year. This is offset by heavier demand in the March-November period. The slowing down in the first part of 2005, has allowed Juniper to restructure its management team and begin diversified pursuit of new cabling, construction and network services opportunities.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Backlog

None

ITEM 7. FINANCIAL STATEMENTS

The response to this item follows Item 13.

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



             THE BALANCE OF THIS PAGE WAS INTENTIONALLY LEFT BLANK

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's Certificate of Incorporation provides for no less than three Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of three (3) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors, Executive Officers and key employees are listed below:

                                     POSITIONS
NAME                       AGE           W/COMPANY            DIRECTOR  SINCE
----                       ---           ----------           ---------------
Vlado P.  Hreljanovic      57        Chairman of the Board,          1987
                                     President, CEO and CFO

Barry S. Huston            58        Director                        2000

Peter W. Feldman           60        Director                        2003

James A. Calderhead        40        President/Juniper                ---

Alan R. Andrus             61        Chief Technical Officer/         ---
                                     Juniper

DIRECTORS

Vlado P. Hreljanovic has been the President, Chief Executive Officer and Chairman of the Board since 1987. Upon graduation from Fordham University, he joined KPMG (formerly Peat Marwick Mitchell & Co.) as an accountant. Mr. Hreljanovic is and has been the sole shareholder, officer and director of Entertainment Financing, Inc., which has no business other than acting as lessee of the Company's offices in Great Neck, New York, and the sub-lessor of such premises to the Company.

On October 31, 2000, Barry S. Huston was elected to the Board of Directors to fill one of the vacancies on the Board. Mr. Huston is a practicing attorney and the senior partner of Huston & Schuller, P.C, a New York law firm with offices in Manhattan and East Hills, Long Island. He is a member of the New York Bar and the Federal Courts in New York, the United States Tax Court and the Supreme Court of the United States. Mr. Huston holds a B.A. degree from Queens College of the City University of New York in 1969, and a J.D. from Brooklyn Law School in 1972. Mr. Huston specializes in complex civil and corporate litigation, including healthcare and professional liability, product liability, toxic and environmental torts, and labor law and construction litigation. He is also a member of numerous national and local law associations.

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

KEY EMPLOYEES

James Calderhead joined Juniper in February 2005 to head up Juniper. He brings over 20 Years of experience in telecommunications to the Company. Mr. Calderhead is expert in Cable voice, video and data services and in developing and executing business plans. Mr. Calderhead has previously directed the deployment of operating support systems and software to support major new customer opportunities.

Before joining Juniper, Mr. Calderhead was previously employed at 180 Connect as a Regional Operations Executive and as a Sr. Director of Operations. He managed all technical staff supporting cable services accounts, increasing personnel from 300 to 800 in one year. He achieved organic growth to $10 million while focused on profitability and customer satisfaction. Mr. Calderhead acquired large company operations and integrated them successfully, and initiated the company's market entry as an Integrated Communications Provider by launching new services. He also facilitated streamlining processes and procedures to improve operations and standardized reporting and implemented improved practices and procedures in parallel in all company territories nationwide. Mr. Calderhead changed the overall culture of the employee base and assisted in successful public offering of 180 connect.

At Covad Communications, Mr. Calderhead was Director of Network Engineering where he was primarily responsible for DSL infrastructure build-out. Under his direction Covad started with 7 locations where Covad equipment was installed in Telephone Company central offices and expanded these to 200 locations within 6 months. Covad eventually grew its infrastructure to 4,286 Central Offices servicing 12 million end users over three years.

Mr. Calderhead was also a National Director for International Fibercom, Inc., where he was responsible for managing the installation of fiber across the country. He directed consulting, engineering, maintenance and installation services pertaining to structured cabling for voice/data/video, network design & implementation as well as performing marketing services. As a project manager he led teams of communications technicians installing the communications networks for national projects for HCA, Bright Horizons and Gambro.

Mr. Calderhead is a graduate of Albany Technical College where he received a Bachelor of Science degree.

Alan R. Andrus, currently holds the position of Chief Technical Officer at Juniper. Mr. Andrus has served in various high technology services management roles prior to joining Juniper. He has managed computer, networking and broadband internet services, in startup, growth, turnaround and acquisition environments.

Before joining Juniper, Mr. Andrus served as President of Computer Systems Support/US Internet Support from February 2000 until its acquisition in third quarter 2000. Mr. Andrus also was President and CEO of US Computer Group from November 1998, President of ARAND Corporation from September 1996 to November 1998, Senior Vice President of Sales, Marketing and Strategy for Technology Service Solutions (an IBM/Kodak joint venture company) from June 1994, Senior Vice President of Integrated Solutions and Senior Vice President of Services for ComputerLand Corporation (later renamed Vanstar Corporation) from February 1988.

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

Joining Juniper as Vice President of Sales and Marketing, Victor LoBasso will assist Juniper in the development of Juniper's cable services. Mr. LoBasso has over thirty years experience in the management of broadband services, beginning as CFO and later President of Manhattan Cable Television, and later serving as President of Video Services for NYNEX and as CEO for CabTel Communications and Future Voices.com. Mr. LoBasso has a great deal of experience in building cable systems and in staffing and organizing cable operations and managing strategic and daily operations. Most recently Mr. LoBasso worked on development of advanced internet services to utilize the Internet as the basis for the creation of a music video company.

During his tenure at Manhattan Cable, Mr. LoBasso directed the rewiring and rebuilding of all cable systems in lower and midtown Manhattan and implemented new billing and communications in support of the growth of Manhattan Cable's subscriber base. Mr. LoBasso was instrumental in negotiations of the company's franchise and contractual agreements the City, the State, unions, cable content providers and cable vendors; and he was directly involved in governmental interaction at the federal, state and community levels, addressing issues ranging from Cable legislation to neighborhood concerns. At the time Manhattan Cable was the largest single head-end cable system in the United States.

At NYNEX, Mr. LoBasso developed the Video Services Organization that planned to distribute video to 6 million homes in the New York and Boston area. He managed its operations including Finance, Technology and Engineering, Operations Marketing and Programming.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2004 through December 31, 2004, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of the Chief Executive Officer of the Company for services provided to the Company and its subsidiaries in 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

All amounts below are restated, if applicable, to give effect to the June 5, 2003, 1 for 8 reverse stock split.

                                       Annual              Long Term
                                    Compensation          Compensation

                                                                  Restricted
                                                                  Securities
                                                         Stock    Underlying   All Other
Name/Principal Position    Year    Salary     Bonus      Awards   Options(#) Compensation
-----------------------    ----   --------    -----    ---------- ---------- ------------

Vlado P. Hreljanovic        2004  $ 92,975(1)   -          -        500,000(2)   $52,233(3)
Chairman of the Board and   2003  $ 67,836(4)   -          -        250,000(5)   $53,871(6)
Chief Executive Officer     2002  $153,117(7)   -          -        130,000(8)   $50,376(9)


     (1)Throughout 2004, Mr. Hreljanovic received 155,464 shares as payment of net salary of $58,143.48 from a gross salary of $92,975.

     (2)In 2004, Mr. Hreljanovic received options to purchase 500,000 shares of the Company's common stock at an exercise price of $.21 per share as consideration for his efforts to develop JCOM. These options had provision for cashless conversion. As of April 6, 2005, the options were unexercised.

     (3)Other compensation for Mr. Hreljanovic in 2004 was primarily comprised of automobile lease payments and insurance of $25,290 and health and life insurance of $26,943.

     (4)Throughout 2003, Mr. Hreljanovic received 46,518 shares of the Company's common stock as payment of net salary of $62,636 from a gross salary of $67,836.

     (5)In 2003, Mr. Hreljanovic received options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.32 per share as consideration for his efforts to develop JCOM. These options had provisions for cashless conversion, and during 2004, these options were exercised.

     (6)Other compensation for Mr. Hreljanovic in 2003 was primarily comprised of automobile lease payments and insurance of $24,222 and health and life insurance of $29,649.

     (7)Throughout  2002,  Mr.  Hreljanovic   received  191,664  shares  of  the
     Company's common stock as payment of net salary of $138,424 from a gross salary of $153,117.

     (8)In 2002, Mr. Hreljanovic received options to purchase 130,000 shares of the Company's common stock at an exercise price of $0.42 per share as consideration for his efforts to develop JCOM. These options had provisions for cashless conversion, and during 2004, the options were exercised.

     (9)Other compensation for Mr. Hreljanovic in 2002 was primarily comprised of, among things, automobile lease payments and insurance of $25,721 and health and life insurance of $24,655.

Aggregate Option Exercises in Last Fiscal Year and Year-end Options

                                                   Number of
                                                   Securities     Value of
                                                   Underlying     Unexercised
                                                   Unexercised    In-the-Money
                             Shares (1)            Options at     Options at
                             Acquired              Year-end (#)   Year-end ($)
                                On         Value   Exercisable/   Exercisable/
Name and Principal Position  Exercise    Realized  Unexercisable  Unexercisable
---------------------------  --------    --------  -------------  ------------
Vlado P. Hreljanovic            -        $   -       500,000/0     $ - /$ -
Chairman of the Board and
Chief Executive Officer (2)

Barry Huston                    -        $   -       150,000/0     $ - /$ -
Director

Peter W. Feldman                -        $   -       100,000/0     $ - /$ -
Director


(1) In 2004, Mr. Hreljanovic, Mr. Huston and Mr. Feldman received options to purchase 500,000, 150,000 and 100,000 shares of common stock, respectively, at the exercise price of $0.21 per share for Mr. Hreljanovic, and $0.19 for Mr. Huston and Mr. Feldman, as additional compensation as a member of the Board of Directors. At December 31, 2004, options belonging to Mr. Hreljanovic, Mr. Huston and Mr. Feldman of 500,000, 150,000 and 100,000, respectively, were unexercised

Employment Agreements: Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2004 was scheduled to be approximately $201,447. Mr. Hreljanovic's employment agreement has been extended for an additional year. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company. Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego $108,472 of his salary for 2004. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of the Company's common stock as a part of the payment for the unpaid salary of 2004. In 2004, the Company issued 155,464 shares of common stock valued at $58,143 as payment of Mr. Hreljanovic's net salary. In 2003, the Company issued 46,518 shares of common stock valued at $62,636 as payment of Mr. Hreljanovic's net salary.

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

On February 7, 2005, the Company executed an employment agreement with Mr. Calderhead as President of Juniper's Technology Services business. The agreement is for three years and provides for a salary of $140,000 per year plus a sign-on bonus of $10,000. Additionally, the agreement provides Mr. Calderhead with options to purchase 300,000 shares of the Company's common stock at a price of $.31 per share. The options expire on February 7, 2010. The agreement also provides for other usual and customary benefits, such as health insurance and automobile allowances.

STOCK OPTION PLANS

In 2004, the Company adopted the 2004 Consultant Stock Plan, which supplements all previously adopted plans. These plans allow the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten years (five years in the case of a 10% or more stockholder).

At December 31, 2002, for all plans prior to the 2002 Plan, all options issued under the Plans were granted and either exercised or cancelled. During 2003, the Company issued stock awards for 22,164 shares of common stock under the 2002 Plan. Further with regard to the 2002 Plan, at December 31, 2004, 27,500 options remain unissued and available (see Options Granted in Note 8 - Shareholders' Equity).


With regard to the 2003 Equity Incentive Plan, at December 31, 2004, 1,450,168 shares were issued 49,832 shares remain unissued and available.

With regard to the 2004 Consultant Stock Plan, at December 31, 2004, 1,939,984 shares were issued 60,016 shares remain unissued and available.

OPTION/SAR GRANTS TABLE


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
[GRAPHIC OMITTED]

                          Number of
                          Securities     % of Total
                          Underlying     Options/SARS
                          Options/SARS   Granted to     Exercise on
                          Granted        Employees in   Base Price   Expiration
         Name                #           Fiscal Year    ($/Share)      Date
----------------------    ------------   -------------- -----------  ---------
Vlado P. Hreljanovic
President/CEO             500,000 (1)           44.4%      $0.21       2/2/09

(1) These options are outstanding and exercisable at December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 6, 2005 (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

                                    BENEFICIAL              PERCENT OF COMMON
 NAME AND ADDRESS                   OWNERSHIP               STOCK OUTSTANDING
----------------------              -------------           -----------------
Vlado P. Hreljanovic                1,880,819 (1)                16.7%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Barry S. Huston                       201,957 (2)                 1.9%
20 Melby Lane
East Hills, NY  11576

Peter W. Feldman                      100,000 (3)                 1.0%
111 Great Neck Road
Suite 604
Great Neck, NY 11021

Officers and Directors as a
 group (3 Persons)                  2,182,776                    19.0%

(1) Includes 500,000 shares of Common Stock issuable upon exercise of options granted to Mr. Hreljanovic under the 2003 Equity Incentive Plan. Includes an aggregate of 437,227 shares of Common Stock owned by Mr. Hreljanovic's children.

(2) Includes 150,000 shares of Common Stock issuable upon exercise of options granted to Mr. Huston under the 2003 Equity Incentive Plan.

(3) Includes 100,000 shares of common stock issuable upon exercise of options granted to Mr. Feldman under the 2003 Equity Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid rent under a sublease during 2004 and 2003 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2004 and 2003 was $80,200 and $136,700, respectively. Under the sublease, which terminates in 2007, the future minimum amount payable over the term of the lease is approximately $179,000.

The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer of the Company, for a ten-year license period, which expires on June 5, 2008. The Company is obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2004 and 2003, no payments were made to such company and no revenue was recognized from such films.

Throughout 2004 and 2003, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2004 was $237,000. The net outstanding balance due to the officer was $37,300 and $203,800 at December 31, 2004 and 2003, respectively.

As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 155,464 shares of common stock (See Note 8 of the Notes to Consolidated Financial Statements), valued at $55,143 in 2004 and 46,518 shares valued at $62,636 in 2003. In addition, in 2004, Mr. Hreljanovic received options to purchase 500,000 shares of the Company's common stock at an exercise price of $0.21 per share as consideration for his efforts to develop JCOM. These options had provisions for cashless conversion and were unexercised at December 31, 2004.

During 2004 and 2003, legal services were performed by a firm in which Mr. Barry
S. Huston, a member of the Company' Board of Directors, is a Partner. Such services related to the collection and settlement of various receivables of the Company. For their services, Mr. Huston's firm receives compensation on a contingent basis (one third upon settlement). During 2004 $5,147 was paid to Mr. Huston's firm. In 2003 no compensation was paid to Mr. Huston's firm.

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

3.5 Amendment to the By-Laws of the Registrant approved by shareholders of the Registrant on February 12, 1997

3.6 By-Laws of Juniper Group, Inc., a Nevada corporation (2)

4.1 1999 Stock Option Plan (2)

4.2 2000 Stock Option Plan (3)

4.3 2001 Stock Option Plan (4)

4.4 2002 Equity Incentive Plan (5)

4.5 2003 Equity Incentive Plan (6)

4.6 2004 Consultant Stock Plan (7)

21.1 Subsidiaries of Juniper Group, Inc.

31.1 - Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996

(2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 30, 1999

(3) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 27, 2000

(4) Incorporated by reference to the Company's Form S-8 filed on October 1, 2001, as amended on October 30, 2001.

(5)  Incorporated by reference to the Company's Form S-8 filed January 3, 2003.

(6)  Incorporated by reference to the Company's Form S-8 filed July 11, 2003.

(7)  Incorporated by reference to the Company's Form S-8 filed April 26, 2004.

(b) Reports on Form 8-K.

    NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 and 2003, there were no billings by Goldstein & Ganz, CPA's P.C. to the Company for Audit-Related Fees and Tax Fees. Additionally, they did not provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Goldstein & Ganz, CPA's P.C. to the Company for the years ended December 31, 2004 and 2003 are as follows:

                                     2004      2003
                                     ----      ----

Audit Fees (1)...............      $46,500   $37,894
All Other Fees ..............        2,313     1,075
                                   -------   -------
Total Fees for Services Provided   $48,813   $38,969
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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----
Report of Independent Registered Public Accounting Firm.............  F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003........  F-3

Consolidated Statements of Income for the years ended
December 31, 2004 and 2003..........................................  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003..........................................  F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004 and 2003....................................  F-6

Notes to Consolidated Financial Statements..........................  F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Juniper Group, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/GOLDSTEIN & GANZ, CPA's, P.C.


Great Neck, New York
April 18, 2005

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                                               December 31,
       ASSETS                                              2004          2003
                                                           ----          ----
  Current Assets
  Cash ...........................................     $   26,942    $    2,103
  Accounts receivable - trade (net of allowance)..        177,154        87,125
  Prepaid expenses and other current assets.......        176,042       195,185
                                                       -----------   ----------
    Total current assets .........................        380,138       284,413
  Film licenses ..................................      2,314,843     2,424,782
  Property and equipment net of accumulated
    depreciation of $703,683 and $505,899
    respectively .................................        548,851       567,743
  Other investment................................        200,000       200,000
  Goodwill .......................................        209,106       209,106
  Other assets ...................................            -           5,176
                                                       -----------   ----------
                                                       $3,652,938    $3,691,220
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses..........      $1,045,350    $1,024,535
  Notes payable - current .......................         427,062       471,556
  Deferred revenue ..............................           7,250          -
  Due to officer ................................          37,283       203,820
  Due to shareholders............................           7,000         7,000
                                                       -----------   ----------
Total current liabilities........................       1,523,945     1,706,911
Notes payable - long term .......................       1,417,356       179,974
                                                       -----------   ----------
  Total liabilities .............................       2,941,301     1,886,885
                                                       -----------   ----------
Shareholders' Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  25,357 shares issued and outstanding at
  December 31, 2004 and December 31, 2003:
  aggregate liquidation preference, $50,714 at
  December 31, 2004 and December 31, 2003..........         2,536         2,536
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 9,558,534 and 4,579,749 issued and
  outstanding at December 31, 2004 and December
  31, 2003, respectively ........................           9,558         4,529
 Capital contributions in excess of par:
  Attributed to preferred stock .................          22,606        22,606
  Attributed to common stock ....................      20,960,671    19,871,331
 Retained earnings (deficit).....................     (20,201,206)  (17,998,054)
 Preferred stock dividend payable................          12,472         6,387
                                                       -----------   ----------
                                                          806,637     1,909,335
Less: Note for subscription receivable...........         (95,000)     (105,000)
                                                       ----------    ----------
Total shareholders' equity ......................         711,637     1,804,335
                                                       ----------    ----------
                                                       $3,652,938    $3,691,220
                                                       ===========   ==========
                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME








                                                    Year Ended December 31,
                                                     2004              2003
                                                  -----------       -----------
Revenues:
  Entertainment and Technology Services.......  $   1,329,054     $ 1,181,552
Operating Costs:
  Entertainment and Technology Services.......      1,065,748       1,365,120
                                                  -----------       -----------
Gross Profit                                          263,306        (183,568)

Selling, general and administrative expenses...     2,250,952       2,373,809
Revaluation of film licenses .................         94,939         115,877
Preferred stock dividend......................          6,086           6,086
Interest expense..............................        134,481          50,362
Loss on Tags..................................            -           264,669
                                                  ------------      -----------
                                                    2,486,458       2,810,803
                                                  ------------      -----------
Net (loss) before other income                     (2,223,152)     (2,994,371)
Other income
  Settlement income                                    20,000              -
                                                  ------------      -----------
Net (loss)....................................  $  (2,203,152)   $ (2,994,371)
                                                  ============      ===========

  Weighted average number of
    shares outstanding .......................       8,030,555      2,890,260
                                                   ============     ===========
Basic and diluted net (loss)
  per common share ...........................  $        (0.27)   $     (1.04)
                                                   ============     ===========








                 See Notes to Consolidated Financial Statements
                                       F-4

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Year Ended December 31,
                                                      2004           2003
                                                  -----------    -----------
Operating Activities:
Net (loss)                                        $(2,203,152)    $(2,994,371)
Adjustments to reconcile net cash provided by
  operating activities:
  Amortization of film licenses.................       15,000          15,000
  Depreciation and amortization expense.........      184,636         160,318
  Payment of officers' compensation with equity        55,143          62,636
  Payment of various expenses with equity.......      139,365         106,455
  Payment of compensation to employees and
    consultants with equity.....................      618,337         634,990
  Revaluation of film licenses .................       94,939         115,877
  Loss on disposition of assets.................        4,833           8,454
  Preferred Stock dividend declared                     6,085           3,043
Changes in other operating assets and liabilities:
  Accounts receivable...........................      (90,029)        107,257
  Prepaid and other current assets..............       29,474         472,815
  Other assets .................................        5,176          (2,144)
  Due to officers and shareholders .............     (166,537)        (16,819)
  Due from affiliates...........................         (331)             31
  Dividend payable..............................         -              1,522
  Accounts payable and accrued expenses ........       29,815           5,311
  Deferred revenue .............................        7,250            -
                                                  -----------     -----------
  Net cash (used for) operating activities......   (1,269,996)     (1,319,625)
                                                  -----------     -----------
Investing activities:
  Purchase of equipment and licenses...........       (94,522)       (240,135)
                                                  -----------     ------------
  Net cash (used for) investing activities.....       (94,522)       (240,135)
                                                  -----------     ------------
 Financing activities:
  Investment in and advances to Tags............         -            166,115
  Payment of borrowings ........................     (142,112)           -
  Proceeds from borrowings .....................    1,335,000         464,857
  Proceeds from private placements..............      196,469         924,002
                                                  -----------     ------------
  Net cash provided by financing activities.....    1,389,357       1,554,974
                                                  -----------     ------------
  Net increase(decrease) in cash ..............        24,839          (4,786)
  Cash at beginning of period ..................        2,103           6,889
                                                  -----------     ------------
  Cash at end of period ........................  $    26,942     $      2,103
                                                  ===========     ============
                 See Notes to Consolidated Financial Statements
                                       F-5

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                              Preferred Stock                    Common Stock
                              ---------------                -----------------------
                                   Capital Capital
                                    Contributions            Contributions Retained
                          Par Value   in Excess   Par Value    in Excess   Earnings
                           at $.10     of Par     at $.001      of Par     Deficit
                         ---------   ----------   ---------   -----------  ------------
  December 31, 2002       $2,686     $23,943      $ 573      $17,680,057  (15,003,683)
                          --------   ----------   ---------   -----------  ------------

Shares issued as payment for:
  Various expenses......       -          -         273          106,182          -
  Compensation to
  officers..............       -          -          47           62,589          -
  Compensation to
  Employees and
  consultants...........       -          -       1,248          633,742          -
Various liabilities.....       -          -         317          174,678          -
Private placements......       -          -       1,833          922,169          -
Preferred stock exchanged
  for common stock......    (150)     (1,337)         1            1,486          -
Purchase of equipment and
  Licenses..............       -          -         237          290,428          -
Net (loss) for the year
 ended December 31, 2003       -          -           -               -    (2,994,371)
                          ------     --------    ------      -----------  ------------
  December 31, 2003        2,536      22,606      4,529       19,871,331   (17,998,054)
                          ------     --------    ------      -----------  ------------
Exercise of Options.....                            168             (168)
Shares issued as payment for:
  Various expenses......       -          -         610          138,755          -
  Compensation to
   officers.............       -          -         155           54,988          -
  Compensation to
   employees and
   consultants..........       -          -       2,684          615,653          -
  Purchase of fixed assets     -          -         451           75,604
Private placements......       -          -         914          195,555          -
Various liabilities....        -          -          47            8,953          -
Net (loss) for the year
 ended December 31, 2004       -          -           -                -    (2,203,152)
                          ------     --------    ------      -----------  ------------
  December 31, 2004       $2,536     $22,606     $9,558      $20,960,671  $(20,201,206)
                          ======     ========    ======      ===========  ============

                 See Notes to Consolidated Financial Statements
                                       F-6


                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Description of Business

Juniper Group, Inc.'s (the "Company") principal businesses are composed of entertainment and technology services.

Entertainment  and  Technology   Services:   The  entertainment  and  technology
operations are conducted through three wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company.

The Company curtailed its efforts in the entertainment business to commit and focus its resources on the growth of the Technology Services, which the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Juniper Pictures generated $15,000 of revenue in 2004 and $15,000 of revenue in 2003.

Entertainment and Technology Services:

a) Broadband Technology Services

Juniper Communications Inc. ("JCOM"), formerly known as Juniper Internet Communications, Inc. The Company's broadband technology business is conducted through this division.

JCOM's emphasis on broadband focuses on the provision of services to leading Broadband Internet Service Providers such as Cable companies, DSL, Satellite and Wireless services providers, and manufacturers of electronic equipment used by these providers.

JCOM's  ongoing  contractual   services  are  principally  provided  in  various
locations in and around the New York Metropolitan area, but it also supports wireless and DSL integration and installation projects nationwide.

JCOM provides broadband connections to homes subscribing to the Cable companies services and to businesses subscribing to DSL companies' Broadband services. JCOM's services are provided under subcontracts with the Cable companies and the DSL providers to provide these services. In addition, JCOM has contracted with Motorola to provide Wireless Broadband Antenna and subscriber installation services for equipment which Motorola sells to telecommunications companies. Specific services provided by JCOM, include systems integration, hardware and software installation, security software installation, email and browser application installation and end-user training orientation.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

b)  Technology Cabling Services

Juniper Services, Inc. ("JSI") was formed in June 2004 and began conducting business in February 2005, in the area of cabling and wiring required by commercial, governmental and residential customers as they adopt new technological capabilities in the broadband data, video and voice service.

Specific services provided by JSI include wiring, infrastructure design, engineering and construction, MDF/IDF and Head-End build-out, multi dwelling pre-wire and post wire construction, fiber optic systems implementation, testing and repair, and outside plant aerial, underground and hard-line work.

c) Entertainment

Juniper Pictures, Inc. ("Pictures") engages in the acquisition, exploitation and distribution of rights to films to the various media (i.e., DVD (domestic and international), satellite, home video, pay-per view, pay television, cable television, networks and independent syndicated television stations) in the domestic and foreign marketplace. Juniper Pictures, Inc. recognized $15,000 of revenue in 2004, and $15,000 of revenue in 2003.

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

Intangible assets at December 31, 2004 consist of goodwill and film licenses. Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after the third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party.

Carrying  Values of  Long-lived  Assets

The Company evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and the carrying values.

Property and Equipment

Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

Recognition of Revenue

The Company follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin no. 101, "revenue recognition" ("SAB 101"). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

Operating Costs

Operating costs include costs directly associated with earning revenue and include, among other expenses, salary or fees and travel expenses of the individuals performing the services, and sales commissions. Additionally, for film licensing agreements, operating costs include producers' royalties and film amortization using the film forecast method is included in operating costs.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company recognized no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 11 - Incentive Compensation Plans for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on January 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the year ended December 31, 2005. The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Recapitalization

Effective June 5, 2003, the Board of Directors authorized a reverse stock split of the Company's common shares at the rate of one share for each eight outstanding shares. Unless stated otherwise, all amounts from prior periods have been restated after giving effect to this one for eight reverse split.

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

Reclassifications

Certain amounts in the 2003 financial statements were reclassified to conform to the 2004 presentation. s

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised in December 2003. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The provisions of this statement are not applicable to the Company and therefore have not been adopted.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for all fiscal years beginning after June 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectable amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $217,916 and $137,979 at December 31, 2004, and December 2003, respectively.

NOTE 3 - Property and Equipment

Depreciation expense for the year ending December 31, 2004 was $151,722. At December 31, 2004, property and equipment consisted of the following:

Vehicles                                    $  587,157
Equipment                                      401,197
Website                                        207,284
Leasehold improvements                          29,958
Furniture and fixtures                          26,938
                                            ----------
Total property and equipment                 1,252,534
Accumulated depreciation                       703,683
                                            ----------
Property and equipment, net                 $  548,851
                                            ==========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Accounts Payable and Accrued Expenses

At December 31, 2004 and 2003, respectively, the significant components of accounts payable and accrued expenses were:


                                       2004         2003
                                     --------     --------
Payroll taxes .........              $401,000     $323,000
Accrued payroll .......                13,000      144,000
Insurance .............                99,000      107,000
Legal Fees.............                95,000       65,000
Truck Maintenance  ....                67,000       39,000
                                     --------     --------
                                     $675,000     $678,000
                                     ========     ========

Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 5 - Film Licenses

At December 31, 2004 and 2003, film licenses amounted to $2,314,843 and $2,424,782, respectively. These reflect the lower of the Company's original acquisition price less accumulated amortization (for the distribution rights to 77 film licenses and three manuscripts) or fair market value. Such accumulated amortization amounted to $405,481 and $390,480 at December 31, 2004 and 2003, respectively.

Initially, the Company is promoting its film library in the DVD (domestic and international), as well as domestic television markets. Secondarily, it will utilize representatives to attend film festivals and penetrate foreign markets, subject to the Company capital resources.

Based upon the Company's estimates of future revenue as of December 31, 2004, approximately 44% of the unamortized film licenses will be amortized during the three years ending December 31, 2007. Management expects that greater than 74% of the film licenses applicable to related television and films will be amortized by 2009.

The Company's policy is to amortize film licenses under the film forecast method. Additionally, in accordance with SFAS No. 121 (see Note 1), the Company assesses the value of other film licenses for impairment.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Film Licenses (Continued)

Based upon the forecast of future revenue anticipated from the sales of its films, the Company has determined it appropriate to write down the carrying amount of its film library by approximately $95,000 and $116,000 in 2004 and 2003, respectively.

Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term.

NOTE 6 - Notes Payable

The composition of Notes Payable at December 31, 2004 and 2003, was as follows:

                                                          2004         2003
                                                       --------      ---------
7% Convertible Notes maturing in 2007                 $1,335,000     $    -
Capitalized vehicle leases, payable in monthly
 installments, bearing interest at varying rates
 from 9% to 24%, maturing in 2004 thru 2008              134,417       271,427
Demand notes payable within one year,
 bearing interest at varying rates from 9% to 15%        225,000       225,000
Commercial loan payable in monthly
 installments, bearing interest of 12%
 maturing in March 2004                                      -           5,103
18% Convertible Secured Promissory Notes                 150,000       150,000
                                                       ---------      ---------
                                                       1,844,417       651,530
Less current portion .........................           427,062       471,556
                                                       ---------      ---------
Long term portion ............................        $1,417,355     $ 179,974
                                                      ==========     =========

NOTE 7 - Producers' Minimum Guarantees and Participations

Obligations incurred in connection with the acquisition of film licenses, including minimum guarantees and producer's participations was $910, at December 31, 2003. The balance at December 31, 2003 was paid in 2004.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity

All shares and share prices have been adjusted for the one for eight reverse stock split effective June 5, 2003.

Throughout 2004 and 2003, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the OTCBB stock exchange. In the aggregate, the Company received $196,469 and $924,002 for 913,959 and 1,832,977 shares of common stock in 2004 and 2003, respectively.

In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note for $105,000, maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company filed the judgment in New Jersey, the state in which the subscriber resides. During December 2004, the Company agreed to a settlement consisting of four payment totaling $130,000 over the period December 2004 through April 2005. In early 2005, after payments totaling $50,000, the subscriber again defaulted on the settlement. During April 2005, the Company agreed to a final settlement payment of $70,000 bringing the total proceeds to $120,000. The total legal and collection costs for the matter are approximately $50,000. A partner in one of the law firms representing the Company is a member of the Company's board of directors.

In 2004 and 2003, the Company issued 2,838,649 and 1,295,720 shares of the Company's common stock to employees as compensation, valued at $673,480 and $697,626, respectively.

In connection with various expenses and payables for operating activities, the Company issued 657,668 and 591,591 shares valued at $148,365 and $281,450 in 2004 and 2003, respectively.

All shares issued in 2004 and 2003 for notes payable, indebtedness to producers and payables for operating expenses, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

Net (loss) per common share for 2004 and 2003 has been  computed by dividing net
(loss), after preferred stock dividend requirements of $6,085 and $6,085 in 2004 and 2003, respectively, by the weighted average number of common shares outstanding throughout the year of 8,030,555 and 2,890,260, respectively.

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

Options Granted

As of December 31, 2004, options outstanding and exercisable had a range of exercise prices from $0.19 to $2.08. Such options had a weighted average exercise price of $0.51, and a weighted average remaining contractual life of
4.1 years.

A summary of option transactions for the two years ended December 31, 2004, follows (2003 amounts have been restated for the 1 for 8 reverse stock split):

                                                         Weighted
                                                          average
                                   Options              option price
                                                                   .
Outstanding at December 31, 2002    285,000                   $0.40
Granted ........................    715,000                    0.35
Exercised ......................      -                        -
Returned/Expired................    350,000                    0.41
Outstanding at December 31, 2003    650,000                    0.34
Granted ........................  2,482,500                    0.46
Exercised ......................    650,000                    0.34
Returned/Expired................       -                       -   .
Outstanding at December 31, 2004  2,482,000                   $0.46

Convertible Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value.

At December 31, 2004, 25,357 shares of the Preferred Stock were outstanding. During 2003, 1,500 shares of the Preferred Stock were converted to common shares. None were converted during 2004.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity (Continued)

On January 14, 2004, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. Accrued and unpaid dividends at December 31, 2004, were $12,472. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

Warrants

On February 16, 2004 and July 2, 2004, the Company entered into two investment advisory agreements whereby the investment advisors will provide introductions to the financial community, assist in raising capital, provide merger and acquisition candidates, and provide other advisory services. In consideration, the Company granted warrants to purchase shares of the Company's common stock at various prices as reflected below:

             Warrants               Price           Expiration Date

             225,000                 $.20              2/17/09
             300,000                  .65              7/01/10
             133,500                  .70              8/17/09
             300,000                  .75              7/01/10
             399,000                 1.00              7/01/10

At December 31, 2004, none of the warrants were  exercised.

On April 20, 2004, the Company borrowed $75,000 through a private placement and granted the note holders 150,000 warrants to purchase shares of the Company's common stock at $0.50 with a term of two years, which expires on April 29, 2006. At December 31, 2004, the loan was repaid and none of the warrants were exercised.

Convertible  Promissory  Notes

During 2003, the Company sold $50,000 of convertible secured promissory notes (See Note 6 - Notes Payable). The notes were sold to holders of similar convertible notes in the amount of $100,000. All the notes mature in one year from the date of issuance and bear interest at the rate of 18% per annum. As of December 31, 2004, all of the notes are outstanding and due. The Company is negotiating to extend the payment terms.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Shareholders' Equity (Continued)

7% Convertible Debentures

During the second quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007 (the "debentures"). As of December 31, 2004, the Company received $1,335,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

Each debenture holder was granted warrants to purchase shares of the Company's common stock at fifty (50%) percent for each dollar invested at a price of $0.65. The term of the warrants is five years. At December 31, 2004, the Company granted 667,500 warrants to the debenture holders, none of the warrants were exercised.

The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of Company at a conversion price which was equal to the closing bid price of the Company's common stock on the date the debenture was issued. If on any day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00 or more or
(ii) the Company completes a secondary offering yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary.

NOTE 9 - Related  Parties

The Company paid rent under one sub-lease during 2004 and 2003 to a company affiliated with the Chief Executive Officer. The lease agreement expires in May 2007. The rent paid and terms under the subleases were substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2004 and 2003 was $80,187 and $136,691, respectively.

The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a license period, which expires on June 5, 2008. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 2004 and 2003, no payments were made to the affiliate and no revenue was recognized.

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Related Parties (Continued)

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company has received no revenue relating to these films during 2004 and 2003.

Throughout 2004 and 2003, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The largest net balance due to the officer in 2004 was $237,010. The net outstanding balance due to the officer at December 31, 2004 and 2003, was $37,283 and $203,820, respectively.

As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 155,464 and 46,518 shares of common stock (See Notes 8 and 10), valued at $58,143 and $62,636 in 2004 and 2003, respectively.

Additionally,  during  2004 and  2003,  the  Company's  President received options for 500,000 shares of the Company's common stock at a price of $0.21 per share and options for and 250,000 shares at a price of $0.32 per share, respectively. During 2004, under a cashless exercise provision, 380,000 options issued to him in 2003 and 2002, were exercised. As a result, he received 87,391 shares of the Company's common stock. As of December 31, 2004, 500,000 options owned by the Company's President were unexercised.

The Company issued options to other non-employee directors in 2004 and 2003 for 250,000 and 120,000 shares of the Company's common stock, respectively. During 2004, under a cashless exercise provision, one director exercised 170,000 options issued to him in 2003 and 2002, and received 51,957 shares of the Company's common stock. As of December 31, 2004, 250,000 unexercised options were held by directors.

The Company also issued options to purchase shares of the Company's common stock to an Officer of the Company during 2004 and 2003 for 125,000 and 60,000 shares, respectively. During 2004, under a cashless exercise provision, the Officer exercised 100,000 options issued to them in 2003 and 2002, and received 28,211 shares of the Company's common stock. As of December 31, 2004, 125,000 of the options remain unexercised.

During 2004 and 2003, legal services were performed by a firm in which Mr. Barry
S. Huston, a member of the Company' Board of Directors, is a partner. Such services related to the collection and settlement of various receivables of the Company. During 2004, $5,147 payment was paid to Mr. Huston or his firm. No payment was made to Mr. Huston's firm in 2003. For their services, Mr. Huston's firm receives compensation on a contingent basis (one-third upon settlement).

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Commitments and Contingencies

Leases

The Company leases its New York office facility under a sublease that expires in 2007 (see Note 9). As of December 31, 2004, future minimum lease payments are as follows:

                           2005                        $ 72,458
                           2006                          74,875
                           2007                          31,617
                                                       --------
                                                       $178,950
                                                       ========


During 2003,the year the Company entered into several operating leases for vehicles that expire in 2005. For the year ended December 31, 2004, the auto lease expense amounted to $27,512. The minimum future lease payments for such leases are as follows:

                                            Year ending December 31,


                                              2005     $ 32,283
                                                       --------
                                                       $ 32,283
                                                       ========

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment  Agreements

Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2004 was scheduled to be approximately $201,447. Mr. Hreljanovic's employment agreement has been extended for an additional year. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego a portion of his salary for 2004. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as a part of the payment for unpaid salary of 2004, which is under the Equity Incentive Plan. In 2004 and 2003, the Company issued 155,464 and 46,518 shares of common stock valued at $58,143 and $62,636, as payment of Mr. Hreljanovic's net salary, respectively.

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Commitments and Contingencies (Continued)

During the first and fourth quarter of 2004, Mr. Hreljanovic forgave $108,471 of his salary. Accordingly, to that extent, the financials reflect no compensation or accrual for such salary for Mr. Hreljanovic during this period.

Additionally, the Company issued to Mr. Hreljanovic options to purchase 500,000 shares of the Company's common stock at an exercise price of $0.21 per share as compensation for his efforts on behalf of the Company (see Note 8). These options were unexercised and remain outstanding at December 31, 2004.

Under the terms of this employment agreement, the Chief Executive Officer of the Company is entitled to receive a cash bonus when the Company's pre-tax profit exceeds $100,000.

On February 7, 2005, the Company executed an employment agreement with Mr. James Calderhead as President of Juniper's Technology Services business. The agreement is for three years and provides for a salary of $140,000 per year plus a sign-on bonus of $10,000. Additionally, the agreement provides Mr. Calderhead with options to purchase 300,000 shares of the Company's common stock at a price of $.31 per share. The options expire on February 7, 2010. The agreement also provides for other usual and customary benefits, such as health insurance and automobile allowances.

Litigation

In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note for $105,000, maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company filed the judgment in New Jersey, the state in which the subscriber resides. During December 2004, the Company agreed to a settlement consisting of four payment totaling $130,000 over the period December 2004 through April 2005. In early 2005, after payments totaling $50,000, the subscriber again defaulted on the settlement. During April 2005, the Company agreed to a final settlement payment of $70,000 bringing the total proceeds to $120,000. The total legal and collection costs for the matter are approximately $50,000. A partner in one of the law firms representing the Company is a member of the Company's board of directors.

Going Concern

As shown in the accompanying financial statements, the Company's Revenue increased to $1,329,000 in 2004, from $1,182,000 in 2003; Net loss decreased to $2,203,000 in 2004, from $2,994,000 in 2003; Working capital increased to negative $1,144,000 at December 31, 2004, from negative $1,422,000 at December 31, 2003.

During 2004, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $1,335,000 through the sale of 7% convertible debentures and $196,469 through private placements for working capital, capital purchases and for the payment of debt. Among the obligations that the Company has not had sufficient cash to pay is its payroll, payroll taxes and the funding of its subsidiary. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10 -  Commitments  and  Contingencies(Continued)

With regard to the balance of the past due payroll taxes, a plan of payment has been negotiated with New York State and is currently being negotiated the Internal Revenue Service. The Company has entered into agreements for substantially all the outstanding balances, whereas the Company shall pay approximately $11,125 per month.

The fact that the Company continued to sustain losses in 2004, had negative working capital at December 31, 2004 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2005 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - Incentive Compensation Plans

In 2004, the Company adopted the 2004 Consultant Stock Plan, which supplements all previously adopted plans. These plans allow the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten years (five years in the case of a 10% or more stockholder).

At December 31, 2002, for all plans prior to the 2002 Plan, all options issued under the Plans were granted and either exercised or cancelled. During 2003, the Company issued stock awards for 22,164 shares of common stock under the 2002 Plan. Further with regard to the 2002 Plan, at December 31, 2004, 27,500 options remain unissued and available (see Options Granted in Note 8 - Shareholders' Equity).

With regard to the 2003 Equity Incentive Plan, at December 31, 2004, 1,450,168 shares were issued and 49,832 shares remain unissued and available.

With regard to the 2004 Consultant Stock Plan, at December 31, 2004, 1,939,984 shares were issued and 60,016 shares remain unissued and available.

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -  Incentive  Compensation  Plans  (Continued)

Statement of Financial  Accounting Standards No. 123

The Company has stock-based compensation plans, as described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation for the Company's stock options been recognized based on the fair value on the grant date, the Company's income from continuing operations and earnings per share for the two years ended December 31, 2004, would have been impacted as shown in the following table;

                                       December 31, 2004   December 31, 2003
                                       -----------------   -----------------

Net Income
         As reported                         $(2,203,152)        $(2,994,371)
         Pro Forma                           $(2,297,835)         (3,145,280)

Basic and  diluted  earnings  (loss) per share
         As reported                              $(0.27)             $(1.04)
         Pro Forma                                 (0.29)              (1.09)

NOTE 12 - Income Taxes

For the years ended December 31, 2004 and 2003, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2004, the Company has net operating loss carryforwards of approximately $17,900,000. These carryforwards expire through 2024.

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $7,345,000 at December 31, 2004. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $7,345,000. Deferred tax assets at December 31, 2004 primarily reflect the tax effect of net operating loss carryforwards.

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                             NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS

NOTE 13 - Prepaid  expenses and other  current  assets

At December 31, 2004, prepaid expenses and other current assets consisted of significant items such as: advances to producers of $53,000; prepaid insurance expenses of $29,000; and prepaid consulting expenses of $28,000.

At December 31, 2003, prepaid expenses and other current assets consisted of significant items such as: advances to producers of $64,000; prepaid legal expenses of $25,000 prepaid consulting expenses of $24,000.

 Some of the prepaid expenses and other
assets at December 31, 2004 and 2003 were established without the use of cash through the issuance of common stock. (see Note 17)


NOTE 14 - Other Investments

On July 26, 2002, the Company, through a wholly owned subsidiary, executed an Agreement to acquire 100% interest in another entity. Shortly after the initial acquisition, the Company was unable to complete the funding of working capital as required by the Agreement. Accordingly, the Company's interest was reduced to 40% as provided by the Agreement. Further, based upon the evaluation of the potential of the entity and the Company's minority holdings, the Company sold
25% of its interest, leaving ownership of a 15% interest. The Company has recorded an allowance to reflect the balance of the Company's investment at fair market value. Based upon the Company's evaluation of the investment and the receivable from the sale, at December 31, 2003 a reserve was provided for 100% of the balance of these assets.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Investments  (Continued)

NetDive,  Inc.

The Company owns a 1.8% interest in NetDive, Inc. a privately owned company specializing in collaborative communications on the Internet.

NOTE  15-  Business  Segment Information

The operations of the Company are divided into two business segments: entertainment and technology services - consisting of 1) a provider of technology services in the area of communications, Internet services, DSL and other web development and the acquisition and distribution of rights to films to the domestic as well as the foreign market in the DVD, satellite, video and pay/cable and broadband T.V. and 2) healthcare - consisting of managed care revenue enhancement and healthcare cost containment services.

The Company markets technology services throughout the United States and films are available to be marketed throughout the world. The Company also markets its managed care revenue enhancement services throughout the United States. Financial information by business segment is as follows:

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15- Business Segment Information (continued)


                                                   2004        2003
                                                ----------  -----------
Revenue:
      Entertainment and technology services . $ 1,329,054  $ 1,181,552
                                              ------------  -----------
                                              $ 1,329,054  $ 1,181,552
Cost of Operations
      Entertainment and technology ........   $ 2,424,100   $ 2,655,052
      Healthcare ..........................        18,022       169,502
      Corporate ...........................     1,090,083     1,351,369
                                              -----------   -----------
                                              $ 3,532,205   $ 4,175,923
Operating Income (Loss):
      Entertainment and technology ........   $(1,095,046)  $(1,473,501)
      Healthcare ..........................       (18,022)     (169,502)
      Corporate ...........................    (1,090,083)   (1,351,368)
                                              -----------   -----------
                                              $(2,203,151)  $(2,994,371)
Identifiable Assets:
     Entertainment and technology services.   $ 3,240,577    $3,231,574
     Healthcare ...........................        88,343       104,512
     Corporate ............................       501,644       532,760
                                              -----------   -----------
Total assets for reportable segment .......     3,830,564     3,868,846
Elimination of intersegment investments....      (177,626)     (177,626)
                                              -----------   -----------
Total consolidated assets..................   $ 3,652,938   $ 3,691,220
                                              ===========   ===========
Depreciation Expense:
     Entertainment and technology services.   $   136,319   $    90,995
     Healthcare ...........................        16,026        25,875
     Corporate ............................        24,668        27,955
                                              -----------   -----------
                                              $   177,013   $   144,825
                                              ===========   ===========
Capital Expenditures:
     Entertainment and technology services.   $   187,138   $   530,800
     Healthcare ...........................             -             -
     Corporate ............................             -             -
                                              -----------   -----------
                                              $   187,138   $   530,800
                                              ===========   ===========

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Quarterly Results of Operations (Unaudited) Below is a summary of the quarterly results of operations for each quarter of 2004 and 2003:

2004                          First      Second          Third        Fourth
----                        ---------   ---------      ---------    -----------

Revenue ............        $ 224,382   $ 314,467      $ 381,912    $ 408,293
Gross profit (loss)           (39,082)     20,103        136,000      145,467
Net income (loss)...        $(481,019)  $(599,934)     $(377,279)   $(744,920)

Basic and diluted net
income (loss)per common
share ..............        $   (0.08)  $   (0.08)     $   (0.04)   $  (0.08)


2003                          First       Second          Third       Fourth
----                         --------    ---------      ---------    ----------
Revenue  ............       $ 294,576   $  283,173     $  315,220   $ 288,583
Gross  profit (loss)          (53,856)    (110,646)       (73,619)     54,553
Net income  (loss)...       $(507,620)   $(747,554)     $(847,835)  $(891,362)
Basic and diluted net
income (loss)per common
share ..............        $ (0.79)    $ (0.67)       $ (0.38)     $ (0.31)

NOTE 17 - Supplemental Cash Flow Information

Cash paid for interest totaled $14,101 and $47,394 in 2004 and 2003, respectively.

During 2004, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: compensation to officers, employees and consultants amounting to $673,480; payment of corporate debt amounting to $9,000;
acquisition of equipment and licenses amounting to $76,055; and certain corporate expenses amounting to $139,365.

During 2003, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: compensation to officers and employees amounting to $697,626; payment of corporate debt amounting to $174,995; acquisition of equipment amounting to $290,665; certain corporate expenses amounting to $688,657; and certain corporate expenses amounting to $106,455.

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - Major Customers

In 2004 and 2003, Cablevision accounted for 92% and 96% of the total revenue of the Company, respectively.

NOTE 19 - Subsequent Events

From January 1, 2005 through April 6, 2005, the Company raised approximately $177,000 through the sale of its 7% Convertible Debentures and other convertible promissory notes.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 18, 2005                       JUNIPER GROUP, INC.



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







Signatures                             Titles                       Date
----------                         ------------------           ------------
By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,
-----------------------------      President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)       April 18, 2005



By:/s/Barry S. Huston              Director                     April 18, 2005
-----------------------------
    Barry S. Huston



By: /s/ Peter W. Feldman           Director                     April 18, 2005
------------------------------
    Peter W. Feldman

                                                                       Ex.31.1


 CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER, VLADO P. HRELJANOVIC,
   PURSUANT TO U.S.C SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002.

I, Vlado P.  Hreljanovic,  certify that:

1.I have reviewed this annual report on Form 10-KSB of Juniper Group, Inc.

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






April 18, 2005                          By:  /s/ Vlado P. Hreljanovic
                                             -----------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer

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

April 18, 2005