Form 10QSB
period 2005-03-31
JUNIPER GROUP INC
filed 2005-05-20
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                         Commission file number 0-19170

                               JUNIPER GROUP, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                        11-2866771
------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or organization)

           111 Great Neck Road, Suite 604, Great Neck, New York 11021
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 829-4670
                       -----------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                           --
As of May 9, 2005, 10,765,128 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X





[GRAPHIC OMITTED]

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at March 31, 2005
         (unaudited) and December 31, 2004 (audited)                       2

         Consolidated Statements of Income for the Three
         Month Period  Ended March 31, 2005 and 2004 (unaudited)           3

         Consolidated Statements of Cash Flows for the Three
         Month Period  Ended March 31, 2005 and 2004 (unaudited)           4

         Consolidated Statement of Shareholders' Equity for the
         Three Month Period Ended March 31, 2005 (unaudited)               5

         Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis or Plan of Operation        12

Item 3.  Controls and Procedures                                          17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 18

Item 2. Unregistered sale of equity securities and use of proceeds        18

Item 3. Defaults Upon Senior Securities                                   18

Item 4. Submission of Matters to a Vote of Security Holders               18

Item 5. Other Information                                                 18

Item 6. Exhibits                                                          18


Signatures                                                                19










                                        1
[GRAPHIC OMITTED]

ITEM 1: Financial Statements
                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                                       March         December
                                   ASSETS             31, 2005       31, 2004
                                                     --------        ----------

Current Assets                                      (Unaudited)        (Audited)
  Cash............................................   $   42,492      $   26,942
   Accounts receivable - trade....................      241,567         177,154
   Prepaid expenses and other current assets......      156,425         176,042
                                                     ----------      ----------
   Total current assets...........................      440,484         380,138
  Film Licenses...................................    2,287,044       2,314,843
  Property and equipment, net of accumulated
  depreciation of $696,276 and $703,683 respectively    436,609         548,851
  Other investments...............................      200,000         200,000
  Goodwill........................................      209,106         209,106
                                                     ----------      ----------
                                                    $ 3,573,243      $3,652,938
                                                     ==========      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses..........   $ 1,118,702      $1,045,350
  Notes payable - current........................       431,950         427,062
  Deferred Revenue.................................          -            7,250
  Due to officer...................................      64,393          37,283
  Due to Shareholders..............................       7,000           7,000
                                                     ---------       ----------
Total current liabilities..........................   1,622,045       1,523,945

Notes payable - long term..........................      44,682          82,356
Convertible debentures.............................   1,395,000       1,335,000
                                                      ---------      ----------
    Total liabilities..............................   3,061,727       2,941,301
                                                      ---------       ---------
Shareholders' Equity
 12% Non-voting convertible redeemable preferred
  stock: $.10 par value, 875,000 shares authorized,
  25,357 shares issued and outstanding at
  March 31, 2005 and December 31, 2004:
  aggregate liquidation preference, $50,714 at
  March 31, 2005 and December 31, 2004..........          2,536           2,536
 Common Stock - $.001 par value, 75,000,000 shares
  authorized, 10,206,510 and 9,558,534 issued and
  outstanding at March 31, 2005 and
  December 31, 2004, respectively...................     10,206           9,558
  Capital contribution in excess of par:
  Attributed to preferred stock....................      22,606          22,606
  Attributed to common stock ......................  21,066,523      20,960,671
Retained earnings (deficit)........................ (20,608,602)    (20,201,206)
Preferred Stock dividend payable...................      18,247          12,472
                                                    ------------     ----------
                                                        511,516         806,637
  Less: Note for subscription receivable...........          -          (95,000)
                                                    -----------      ----------
  Total Shareholders' Equity.......................     511,516         711,637
                                                    -----------      ----------
                                                   $  3,573,243      $3,652,938
                  See Notes to Consolidated Financial Statements

                              JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                   Three Months Ended March 31,
                                                      2005              2004
                                                    -----------   -------------

Revenues:
  Entertainment and Technology Services.......... $    137,397     $    224,382

Operating Costs:
  Entertainment and Technology Services..........      116,157          263,464
                                                   -----------     ------------
  Gross Profit...................................       21,240          (39,082)


Selling, general and administrative expenses.....      389,790          393,822
Film license reevaluation........................           -            28,469
Preferred stock dividend.........................        1,521            1,521
Interest expense.................................       37,325           18,125
                                                    ----------      -----------
                                                       428,636          441,937
                                                   -----------      -----------

Net income (loss).................................$(   407,396)    $   (481,019)
                                                   ============    ============
Weighted average number of
  shares outstanding............................     9,623,334        2,890,260
                                                    ==========     =============
Per share data:
Basic and diluted net income (loss)............   $      (0.04)    $      (0.17)
                                                    ==========      ============




















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                     2005                2004
                                                  -----------        ----------

Operating Activities:
Net income (loss)..............................  $  (407,396)         $(481,019)
Adjustments to reconcile net cash provided by
  Operating activities:
  Amortization of film licenses................       27,799                 -
  Depreciation and amortization ...............       22,505             18,104
  Loss on disposition of fixed assets..........       28,483                 -
  Payment of various expenses with equity......        7,500            108,566
  Payment of employees' and consultants'
     compensation with equity..................       99,000            188,504
  Preferred stock dividend declared............        5,775              1,521
  Reevaluation of film licenses................           -              28,469
Changes in operating assets and liabilities:
  Accounts receivable..........................      (64,413)           (32,794)
  Prepaid expenses and other current assets....       18,348              9,897
  Other assets.................................           -              (1,602)
  Due to/from officers and shareholders........       27,110              7,253
  Due from affiliates..........................        1,269             (3,639)
  Accounts payable and accrued expenses........       73,352             39,881
  Deferred revenue.............................       (7,250)                -
                                                   -----------       -----------
  Net cash (used for) operating activities          (167,918)          (116,859)
                                                   -----------       -----------
Financing activities:
  Subscriptions receivable.....................       95,000                 -
  Payments of borrowing........................           -             (66,848)
  Proceeds from borrowings.....................       88,468            202,750
                                                   -----------       -----------
  Net cash provided from financing activities        183,468            135,902
                                                   -----------       -----------

  Net increase in cash........................       15,550              19,043
  Cash at beginning of period...................     26,942               2,103
                                                   -----------       -----------
 Cash at end of period.........................    $ 42,492          $   21,146
                                                   ===========       ===========
Supplemental cash flow information:
  Interest paid................................    $     -           $    2,128
                                                   ===========       ===========






                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                Preferred Stock         Common Stock
                              ---------------     ---------------------
                                Capital               Capital
                             Contributions          Contributions      Retained
                          Par Value   in Excess  Par Value  in Excess  Earnings
                           at $.10     of Par     at $.001    of Par    Deficit
                         ----------  ----------  ---------  ---------  ---------

December 31, 2004          $ 2,536  $ 22,606  $ 9,558  $20,960,671 $(20,201,206)

Shares issued as payment for:
  Various expenses......        -         -        38        7,462           -
  Compensation to
   employees and
   consultants..........        -         -       610       98,390           -
Net (loss) for the year
 ended March 31, 2005           -         -       -             -      (407,396)
                          --------  --------- -------  -----------  ------------
Balance March 31, 2005     $ 2,536  $ 22,606  $10,206  $21,066,523 $(20,608,602)
                          ========  ========= =======  ===========  ============
























                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis Of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2004 included in the Company's Form 10-KSB filed with the SEC.

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

NOTE 2 - Summary of Significant Accounting Policies

Description of Business

The Company's principal businesses are composed of technology and entertainment services. The technology and entertainment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company. With regards to Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary, it has not recognized any material revenue in the past several years. However, during the first quarter of 2005, Pictures generated revenue of approximately $43,000.

a) The Company's  technology business is conducted through two divisions of JEI:
Juniper  Communication,  Inc.  ("JCOM")  and  Juniper  Services,  Inc.  ("JSI"):
Collectively these businesses will be referred to as "Juniper".

JCOM's emphasis in technology and broadband focuses on providing services to leading wireless and cable companies in residential and business subscribers. JCOM supports installation and integration of the full range of video, data and voice capabilities on the internet, as well as service such as Video on Demand
(VOD) and Digital Video Recording (DVR), Personal Video Recording (PVR) and High Definition TV (HDTV). JCOM additionally provides the customer with collection services, non-pay and voluntary disconnect and system audits. JCOM also provides a variety of advanced service to Broadband customers including WiFi wireless networking and internet telephony (VoIP) services.

JSI's emphasis in technology and broadband focuses on providing Juniper's services to leading broadband internet service providers such as DSL and satellite services providers, and to the manufacturers of electronic equipment used by these providers. JSI's business focuses in technology and broadband by providing infrastructure wiring and cabling, including engineering, design and installation services for systems integrators, broadband providers and property owners who implement broadband capabilities within their facilities.

Through JSI, Juniper provides Broadband network construction services including infrastructure riser design, engineering and construction; central control system implementation and support, including MDF, IDF and Head End build out; Multiple Dwelling Unit (MDU) pre-wiring and post construction wiring; outside plant construction of hardline, underground and aerial facilities.

Juniper's services are to provide nationwide support of customer requirements for integration and installation projects throughout the United States.

b) Entertainment

Juniper Pictures, Inc. ("Pictures") has historically been engaged in the acquisition and distribution of rights to films to the various media (i.e. DVD, domestic and international, satellite, home video, pay-per view, pay television and independent syndicated television stations) in the marketplace. Most recently, during the first quarter of 2005, Pictures generated revenue of approximately $43,000.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment are primarily subject to the financial condition of, and continued relationship with, the segment's largest customer, Cablevision.

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

Goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently, if impairment indicators arise, for impairment. Furthermore, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives.

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

Operating Costs

Operating costs include costs directly associated with earning revenue and include, fees and travel expenses of the individuals performing the services.

Net Income Per Common Share

The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2005 and 2004, net income per common share and net income per common share-assuming dilution are equal.

New Pronouncements

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

NOTE 3 - Accounts Payable and Accrued Expenses

At March 31, 2005 and December 31, 2004, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $100,000 and $95,000, payroll taxes of $390,000 and $401,000, and insurance premiums of $69,000 and $99,000 and auto expenses of $46,000 and $67,000. With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated. The Company has entered into agreements for approximately $150,000 of the outstanding balances, whereas the Company shall pay approximately $3,700 per month, and is continuing to negotiate payment arrangements for the remaining balances of approximately $240,000. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

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

At March 31, 2005, 25,357 shares of the Preferred Stock were outstanding. On February 2, 2005, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2005.

NOTE 6 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company that provides for his employment as President and Chief Executive Officer at an annual salary, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for, among other things, raising funds for the Company. Mr. Hreljanovic's employment agreement has been extended for an additional year through April 30, 2006, subject to his final acceptance.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as part of unpaid salary. During the first quarter of 2005, Mr. Hreljanovic forgave his salary. Accordingly, the financials reflect no compensation or accrual for salary for Mr. Hreljanovic during the period.

Going Concern

As shown in the accompanying financial statements, the Company's revenue decreased to approximately $137,400 through the first quarter of 2005, from $224,400 through the first quarter of 2004.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately $(407,400) in the first three months of 2005, and approximately ($481,000) in the first three months of 2004. Working capital was negative ($1,211,000) at March 31, 2005.

Through the first quarter of 2005, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $87,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll and payroll taxes. Certain employees and consultants have agreed, from time to time, to receive the

Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the current market price of the stock. With regard to the balance of the past due payroll taxes, a plan of payment is currently being negotiated. The Company has entered into agreements for approximately $150,000 of the outstanding balances, whereas the Company shall pay approximately $3,700 per month, and is continuing to negotiate payment arrangements for the remaining balances of approximately $240,000.

The fact that the Company continued to sustain losses in 2005, has negative working capital at March 31, 2005 and still requires additional sources of outside cash to sustain operations continues to creates uncertainty about the Company's ability to continue as a going concern. The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. If the Company is unable to fund its cash flow needs, the Company will have to reduce or stop planned expansion or scale back operations and reduce its staff. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or scale back operations and reduce its staff, which would have a direct impact on its presence with its customers, as well as its inability to service new contracted arrangements with the wireless Broadband equipped vendor or provide support DSL service to the selected DSL providers.

Note 7 - Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at March 31, 2005:


Capitalized vehicle leases                       $    75,844
Unsecured loans                                      400,788
                                                 -----------
                                                     476,632
Less current portion                                 431,950
                                                 -----------
Long-term portion                                $    44,682
                                                 ===========
Convertible Debentures

During the second quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007 (the "debentures"). As of March 31, 2005 the Company received $1,395,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company at a conversion price which was equal to the closing bid price of the Company's common stock on the date the debentures were issued. If on any day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offering yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary. At March 31, 2005, the accrued and unpaid interest amounted to $64,900.

NOTE 8 - Income Taxes

As a result of losses incurred through December 31, 2004, the Company has net operating loss carry forwards of approximately $17,345,000. For the three months ended March 31, 2005 and 2004, no provision was made for Federal and State income taxes due to the losses incurred during these periods.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2004 Annual Report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results,performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's Potential risks and uncertainties include, among other things, such factors as:
- continued  historical  lack of profitable  operations;
- working capital deficit;
- the ongoing need to raise additional capital to fund operations and growth;
- the success of the expansion into the Broadband integration business, and the ability to provide adequate working capital required for this expansion, and dependence thereon;
- most of Juniper's revenue is derived from one customer in the New York region.
- the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein;
- the ability to develop long-lasting relationships with our customers and attract new customers;
- the competitive environment within the industries in which the Company operates,
- the ability to attract and retain qualified personnel, particularly the Company's CEO and the President of Juniper Services, Inc. subsidiary;
- the effect on our financial condition of delays in payments received from third parties;
- the ability to manage a new business with limited management;
- rapid technological  changes; - economic conditions; and
- other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW

The business of Juniper Group, Inc. (the "Company") are based on technology and entertainment services. The Company and its subsidiaries operate from the
Company's   Great  Neck,   New  York  location.

Technology  and  entertainment   Services:   The  technology  and  entertainment
operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

Broadband Technology Services

Juniper Communications, Inc. ("JCOM") operates the Company's Wireless and Cable broadband installation services. It continues to focus on the expansion of its integration and support of broadband connectivity in residential and business environments under local, regional and nationwide contracts with Wireless and Cable, service providers and equipment vendors.

In late 2004, JCOM contracted with and began work for Motorola, a leading Wireless Broadband equipment systems vendor, providing antenna-tower installations and subscriber integration services in support of Motorola's contracts with leading telecommunications companies in preparation for their rollout of these systems in smaller communities throughout the U.S.

These wireless broadband systems use Motorola's Canopy broadband technology to provide rapid and cost effective deployment of wireless metropolitan area broadband communication services. Under its relationship with Motorola the Company provides site surveys, tower/antenna installations, tower systems integration, hardware and software installations, residential and business subscriber installations, security software installations, email and browser application installations and end use training orientation.

Juniper Services Inc. ("JSI") operates the Company's satellite and DSL services, and provides broadband network construction and support services for systems integrators, broadband providers and property owners who implement broadband capabilities within their facilities.

JSI has successfully completed a pilot project in Miami, Florida for GalaVu Entertainment and its parent company Entertainment Media & Telecoms Corporation.

This pilot project for GalaVu consists of wiring and cabling, installation services and ongoing maintenance for a 512 room luxury hotel located in the heart of Miami's social district. The installation services included wiring and cabling and set up of in-room pay per view electronics and televisions, and the construction of racks of central control room systems including digital video, amplifier, distribution and component electronics equipment. Local cable services, broadband access, and satellite video feeds were integrated with the installed systems. The end result of Juniper's installation was the provision of an up to date infrastructure in the hotel that is remotely programmable and serviceable by Juniper's authorized and qualified personnel. Continuing services for this system will include JSI's serving as the primary agent for troubleshooting, repairs, upgrades and changes, both remotely and on-site, as required to support the installed systems and to provide for future upgrades and additions.

Juniper reduced the services provided to Cablevision in the first quarter of this year due to difficulties in collecting balances owed by Cablevision. This slow down allowed Juniper time to restructure its management team and begin its pursuit to its other cable companies cabling, construction and network services opportunities.

Juniper's opportunity to exploit the Cable company's demand for its services and to take advantage of future Cable, DSL, Satellite and Wireless opportunities are limited by a number of factors. These include its ability to finance continuing growth in vehicles, tools and test equipment, and to fund technician recruitment, training and payroll, and the financing of operating cash flow requirements from expansion of its high quality technician services for cable companies in order to meet the demand for Juniper Services.

In 2005, The Company expanded its sales campaign to identify additional opportunities in its core business areas, Cable, DSL and wireless broadband services. This will require additional financing on a timely basis expected to be received from the current offering of convertible debentures.

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

Entertainment

Pictures intends to implement a plan to exploit existing libraries in the domestic DVD marketplace, as well as pursue licensing the existing titles in the emerging technologies of DVDs and Video on Demand ("VOD") markets.

Pictures generated approximately $43,000 of revenue in the first quarter of 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Vs. Three Months Ended March 31, 2004
-----------------------------------------------------------------------

The Technology and Entertainment segment recognized revenue of $137,400 in the first quarter of 2005 compared to $224,400 in the first quarter of 2004. Revenue in this segment was all attributable to Juniper. The decrease in revenue of Juniper was due to its reduction of the Company's services to Cablevision.

The opportunities for cable services, to other cable companies have increased due to the addition of cable and Voice-Over Internet ("VoIP") installations and "triple play",digital video, broadband internet and internet telephony installations, and due to the Company's added opportunities for increased wireless and construction services.

The Company believes the demand for wireless Broadband services will increase substantially during 2005 due to Motorola's contracts with telephone companies who will be implementing community-wide wireless Broadband coverage. Further, the Company believes that its Motorola wireless contract, which supports proprietary communications technology will be expanded by Intel's recent announcement of their support and provision of new chips and equipment supporting WiMax wireless Broadband expansion.

Through its marketing program, the Company is exploring new opportunities in its core broadband business. The Company will seek to achieve a greater more diversified balance in its business base among the various competing segments of rapidly expanding Cable Construction Providers and as well as for Broadband equipment and system vendors. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company is currently utilizing its resources to build the technology portion of its business. It has not devoted substantial resources toward the promotion and solicitation of its film licenses for the past several years. Certain of the Company's film that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. Most recently, during the first quarter of 2005, Pictures generated revenue of approximately $43,000.

During the period December 2000 through March 2005, all operations of the Company, other than Juniper, were substantially less than that of Juniper, and, accordingly, recognized substantially no activity.

The technology and entertainment segment incurred operating costs of $116,000 (84% of revenue) in the first quarter of 2005, compared to $263,000 (117% of revenue) in the first quarter of 2004.

The Company increased its gross margins in the first quarter of 2005 to 16% compared to a negative gross margin in the first quarter of 2004 of (17%).

Selling, general and administrative expenses decreased from $394,000 in the first quarter of 2004 to $390,000 in the first quarter of 2005 a 2% decrease. This decrease is primarily due to decreased office expense of $16,000, public relations expense of $19,000, rent of $10,000 and consulting fees of $10,000, offset by increased salaries of $27,000 and legal fees of $23,000.

Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $68,000 paid with common stock, various other current-period expenses paid with common stock of approximately $8,000, amortization of the film library of approximately $28,000, depreciation and amortization of approximately $21,000 and loss on disposition of fixed assets of $28,000..

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2005, the Company had a working capital deficit of ($1,211,000), compared to a working capital deficit of ($1,144,000) at December 31, 2004. The ratio of current assets to current liabilities was 0.27:1 at March 31, 2005, and 0.25:1 at December 31, 2004. Cash flow used for operations during the first three months of 2005 was $73,000, compared to cash flow used for operations during the first three months of 2004 of $117,000.

The Company's operations during the first three months of 2005 were funded by loans and the sale of convertible debentures totaling approximately $87,000.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions. The Company will plan to grow Juniper's core Broadband service business and to invest the predominant portion of available resources in the effort. Subject to the Company's ability to continue to fund its operations for the sales of securities on a private transactions, the Company will begin to increase its broadband services.

The Company reduced its services to Cablevision during the first quarter of 2005 while it restructured its business to pursue its core business model developed with the assistance of its investment bankers. The Company is seeking to arrange additional capital financing to support these new Broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

The Company is seeking to increase its core business base in providing services that have higher margins, such as those for wireless and DSL providers. With anticipated higher gross profits to be realized for Juniper's expanded services and projects, and the initiation of new wireless, construction and DSL services, the Company plans to improve the earnings from its services and will apply this additional cash to reducing liabilities.

The Company believes that it will not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2005. The Company has received the first of two planned rounds of financing for its core business model. The ability of the Company to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. Although the Company may obtain external financing through the sale of its securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or scale back operations and reduce its staff.

The Company currently does not have any bank line of credit.

Seasonality

The residential Broadband business slows down during the winter months. This is complemented by an increase in demand in the period April through November. This slowdown was more severe in 2005 due to the decrease in services to Cablevision. During this slow period, Juniper took the opportunity to restructure its management and business lines.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Backlog

The Company has no Backlog.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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

ITEM 3.  CONTROLS AND PROCEDURS

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












                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings involving the Company.

Item 2. Unregistered sale of equity securities and use of proceeds

Not Applicable.

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

On February 2, 2005, the Company's Board of Directors authorized the quarterly payment of dividends to the Preferred Shareholders as they accrue throughout the year ending December 31, 2005.

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


Date: May 20, 2005


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







May 20, 2005                                 By:  /s/ Vlado P. Hreljanovic
                                                  ------------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                Ex. 32.1


             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.


In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Vlado P. Hreljanovic
------------------------
Vlado P. Hreljanovic
Chairman of the Board, President
Chief Executive Officer and Chief Financial Officer

Date: May 20, 2005