Form 10QSB
period 2005-06-30
JUNIPER GROUP INC
filed 2005-08-22
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                         Commission file number 0-19170

                               JUNIPER GROUP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 11-2866771
       -------------------------------------------------------------------
        (State or other jurisdiction of (IRS Employer Identification No.)
                         Incorporation or organization)

           111 Great Neck Road, Suite 604, Great Neck, New York 11021
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 829-4670
                       -----------------------------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No--

     As of August 15, 2005, 16,358,109 shares of our common stock, par value, $.001, were outstanding.

     Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements                                          Pages
                                                                       -----

         Consolidated Balance Sheets at June 30, 2005
         (unaudited) and December 31, 2004 (audited)                     2

         Consolidated Statements of Income for the Three
         Month Period Ended June 30, 2005 and 2004 (unaudited)           3

         Consolidated Statements of Income for the Six
         Month Period Ended June 30, 2005 and 2004 (unaudited)           4

         Consolidated Statements of Cash Flows for the Six
         Month Period Ended June 30, 2005 and 2004 (unaudited)           5

         Consolidated Statement of Shareholders' Equity for the
         Six Month Period Ended June 30, 2005 (unaudited)                6

         Notes to Financial Statements                                   7


Item 2.  Management's Discussion and Analysis or Plan of Operation      13

Item 3.  Controls and Procedures                                        19


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               20

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      20

Item 3. Defaults Upon Senior Securities                                 20

Item 4. Submission of Matters to a Vote of Security Holders             20

Item 5. Other Information                                               20

Item 6. Exhibits                                                        20


Signatures                                                              21

ITEM 1: Financial Statements
                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                        June           December
                                   ASSETS             30, 2005         31, 2004
                                                     ---------        ---------
 Current Assets                                     (Unaudited)       (Audited)
  Cash............................................   $     730       $   26,942
   Accounts receivable - trade....................      58,023          177,154
   Prepaid expenses and other current assets......     141,373          176,042
                                                    ----------       ----------
   Total current assets...........................     200,126          380,138
  Film Licenses...................................   2,210,294        2,314,843
  Property and equipment, net of accumulated
  depreciation of $600,717 and $703,683 respectively   172,928          548,851
  Other investments...............................     200,000          200,000
  Goodwill........................................     209,106          209,106
                                                    ----------       ----------
                                                    $2,992,454       $3,652,938
                                                    ==========       ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable and accrued expenses..........   $1,243,053       $1,045,350
  Notes payable - current........................      388,918          427,062
  Deferred Revenue.................................          -            7,250
  Due to officer...................................     60,565           37,283
  Due to Shareholders..............................      7,000            7,000
                                                     ---------       ----------
Total current liabilities..........................  1,699,536        1,523,945

Notes payable - long term..........................  1,545,000        1,417,356
                                                     ---------       ----------
    Total liabilities..............................  3,244,536        2,941,301
                                                     ---------       -----------
Shareholders' Equity
 12% Non-voting convertible redeemable preferred         2,536            2,536
  stock: $.10 par value, 875,000 shares authorized,
  25,357 shares issued and outstanding at
  June 30, 2005 and December 31, 2004:
  aggregate liquidation preference, $50,714 at
  June 30, 2005 and December 31, 2004...........
 Common Stock - $.001 par value,
  75,000,000 shares authorized, 11,041,114 and
  9,558,534 issued and outstanding at
  June 30, 2005 and December 31, 2004,
  respectively...................                       11,040            9,558
  Capital contribution in excess of par:
  Attributed to preferred stock....................     22,606           22,606
  Attributed to common stock ...................... 21,148,124       20,960,671
Retained earnings (deficit)........................(21,456,156)     (20,201,206)
Preferred Stock dividend payable...................     19,768           12,472
                                                   -----------       -----------
                                                      (252,082)         806,637
  Less: Note for subscription receivable...........          -          (95,000)
                                                   -----------       ----------
  Total Shareholders' Equity.......................   (252,082)         711,637
                                                   -----------        ----------
                                                   $ 2,992,454       $3,652,938
                                                   ===========       ==========

                 See Notes to Consolidated Financial Statements
                                        2

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                      2005              2004
                                                    -----------   -------------

Revenues:
  Entertainment and Technology Services.......... $   100,821      $    314,467

Operating Costs:
  Entertainment and Technology Services..........      93,153           294,364
                                                   -----------     ------------
  Gross Profit...................................       7,668            20,103


Selling, general and administrative expenses.....     489,812           567,534
Film license reevaluation........................      76,750            28,469
Settlement Expense...............................      13,500                 -
Loss on disposition of assets....................     233,852                 -
Preferred stock dividend.........................       1,521             1,521
Interest expense.................................      39,787            22,513
                                                   -----------      -----------
                                                      855,222           620,037
                                                   -----------      -----------

Net income (loss).................................$  (847,554)     $   (599,934)
                                                  ===========      ============
Weighted average number of
  shares outstanding............................   10,349,251         2,890,260
                                                  ===========      =============
Per share data:
Basic and diluted net income (loss)............   $     (0.08)     $      (0.21)
                                                  ===========      ============



















                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Six Months Ended June 30,
                                                     2005           2004
                                                  ----------   -----------

Revenues:

   Technology and Entertainment Services......$  238,219             $  538,849

Operating Costs:
   Technology and Entertainment Services......   209,311                557,828
                                                --------             ----------
Gross Profit                                      28,908             $  (18,979)


Selling, general and administrative expenses..   879,602                961,356
Film license revaluation......................    76,750                 56,938
Settlement expense............................    13,500                      -
Loss on disposition of assets.................   233,852                      -
Preferred stock dividend......................     3,042                  3,042
Interest expense..............................    77,112                 40,638
                                                --------              ---------
                                               1,283,858              1,061,974
                                               ---------            -----------

Net income (loss).............................(1,254,950)           $(1,080,953)
                                              ==========            ===========

Weighted average number of shares outstanding. 9,988,298              6,860,207
                                              ==========            ===========
Per share data:
Basic and diluted net income (loss)..........  $   (0.13)            $    (0.16)
                                               =========            ===========













                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Six Months Ended June 30,
                                                      2005           2004
                                                   -----------     ----------
Operating Activities:
Net Income (loss)......................            $(1,254,950)    $(1,080,953)
Adjustments to reconcile net cash provided by
       Operating activities:
       Amortization of film licenses...........         27,799                -
       Depreciation and Amortization...........         55,587           67,166
       Loss on disposition of fixed assets.....        233,854            6,852
       Payment of various expenses with equity....      14,701          139,364
       Payment of employees and consultants
       Compensation with equity..................      140,382          487,873
       Preferred stock dividend declared.........        7,296            3,042
       Reevaluation of film licenses.............       76,750           56,939
Changes in operating assets and liabilities:
       Accounts receivable.......................       56,158         (122,032)
       Subscription receivable...................       95,000                -
       Prepaid expenses and other current assets.       35,357         (106,629)
       Other assets..............................            -           (3,131)
       Due to/from officers and shareholders.....       23,282           41,099
       Due from affiliates.......................         (688)               -
       Accounts payable and accrued expenses.....      247,042          154,790
       Deferred Revenue..........................       (7,250)               -
                                                    ----------        ---------
       Net cash (used for) operating activities..     (249,680)        (355,620)
                                                    ----------        ---------

Investing activities:
   Purchase of equipment.......................              -          (90,262)
                                                     ---------        ---------
Net cash (used for) investing activities.......              -          (90,262)
                                                     ---------        ---------

Financial activities:
       Payments of borrowings.....................           -         (125,293)
       Proceeds from borrowings...................     223,468          780,714
       Proceeds from private placement............           -          149,802
                                                      ---------       ---------
       Net cash (provided by) financing activities.    223,468          805,223
                                                      ---------       ---------
       Net increase in cash........................    (26,212)         359,341
       Cash at beginning of  period................     26,942            2,103
                                                      ---------       ---------
       Cash at end of period.......................        730      $   361,444
                                                      =========      ==========
Supplemental cash flow information:
   Interest paid..........................           $       -      $    11,634
                                                      =========      ==========

                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                           Preferred Stock           Common Stock
                           ---------------        ------------------
                                  Capital                 Capital
                                Contributions          Contributions  Retained
                     Par Value  in Excess   Par Value   in Excess     Earnings
                     at $.10      of Par    at $.001     of Par       Deficit
                     ----------  ----------  --------  -----------  ---------

December 31, 2004    $ 2,536    $ 22,606    $ 9,558    $20,960,671 $(20,201,206)

Shares issued as
    payment for:
  Various expenses...      -           -        118         14,583            -
  Compensation to
    employees and
    consultants......      -           -        996        139,385            -
  Private Placement        -           -        368         33,485            -
Net (loss)for six months
  ended June 30, 2005      -           -          -              -   (1,254,950)
                       -------  --------    -------    -----------  ------------
Balance June 30, 2005 $ 2,536   $ 22,606    $11,040    $21,148,124 $(21,456,156)
                      =======   ========    =======    ===========  ============





























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

NOTE 2 - Summary of Significant Accounting Policies

Description of Business

The Company's principal businesses are composed of technology and entertainment services. The technology and entertainment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company. With regards to Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary, it has not recognized any material revenue in the past several years. However, during the first six months of 2005, Pictures generated revenue of approximately $55,000.

- The Company's technology business is conducted through two segments of
Juniper:

Juniper  Services,  Inc.  ("JSI")  and  Juniper  Communication,  Inc.  ("JCOM"):
Collectively these businesses will be referred to as "Juniper".

Juniper's emphasis in technology and broadband focuses on providing residential and business services to leading wireless, DSL and cable companies. Juniper supports installation and integration of the full range of video, data and voice capabilities on the internet, as well as service such as Video on Demand (VOD) and Digital Video Recording (DVR), Personal Video Recording (PVR) and High Definition TV (HDTV). Juniper additionally provides the customer with collection services, non-pay and voluntary disconnect and system audits. Juniper also provides a variety of advanced service to Broadband customers including WiFi wireless networking and internet telephony (VoIP) services and to the manufacturers of electronic equipment used by these providers. In addition, Juniper provides infrastructure wiring and cabling, including engineering, design and installation services for systems integrators, broadband providers and property owners who implement broadband capabilities within their facilities, including infrastructure riser design, engineering and construction; central control system implementation and support, including MDF, IDF and Head End build out; Multiple Dwelling Unit (MDU) pre-wiring and post construction wiring; outside plant construction of hardline, underground and aerial facilities.
                                        7

b) Entertainment

Juniper Pictures, Inc. ("Pictures") has historically been engaged in the aquisition and distribution of rights to films to the various media (i.e. DVD, domestic and international, satellite, home video, pay-per view, pay television and independent syndicated television stations) in the marketplace. Most recently, during the first six months of 2005, Pictures generated revenue of approximately $55,000.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment are primarily subject to the financial condition of, and continued relationship with, the segment's largest customers.

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

Goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently, if impairment indicators arise, the intangible assets are adjusted accordingly. Furthermore, separable intangible assets that are not deemed to have an indefinite life will be amortized over their useful lives.

Property and Equipment
Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

During the six months ended June 30, 2005, the Company discontinued maintaining its fleet of vehicles that were primarily used for the Company's work for Cablevision, which has been discontinued (see Item 2. Management's Discussion and Analysis or Plan of Operation - Overview). As a result of returning vehicles to leasing companies and other equipment to Cablevision, the Company recorded a loss of approximately $233, 800.


Recognition of Revenue from License Agreements
Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue for license agreements is recognized in accordance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

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

New Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

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

NOTE 3 - Accounts Payable and Accrued Expenses

At June 30, 2005 and December 31, 2004, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $133,000 and $95,000, payroll taxes of $400,002 and $401,000, and insurance premiums of $53,000 and $99,000 and auto expenses of $48,000 and $67,000. With regard to the balance of the past due payroll taxes, the Company has entered into agreements for approximately $150,000 of the outstanding balances, whereas the Company shall pay approximately $3,700 per month, and is continuing to negotiate payment arrangements for the remaining balances of approximately $250,000. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

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

At June 30, 2005, 25,357 shares of the Preferred Stock were outstanding. On February 2, 2005, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2005. No dividends have been paid during the six months ended June 30, 2005.

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

Going Concern
As shown in the accompanying financial statements, the Company's revenue decreased to approximately $238,200 through the second quarter of 2005, from $538,800 through the second quarter of 2004.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately $(1,255,000) in the first six months of 2005, and approximately ($1,081,000) in the six months of 2004. Working capital was negative ($1,499,400) at June 30, 2005.

Through the second quarter of 2005, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $276,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll and payroll taxes. Certain employees and consultants have agreed, from time to time, to receive the company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the current market price of the stock. With regard to the balance of the past due payroll taxes. The Company has entered into agreements for approximately $150,000 of the outstanding balances, whereas the Company shall pay approximately $3,700 per month, and is continuing to negotiate payment arrangements for the remaining balances of approximately $250,000.

The fact that the Company has continued to sustain losses in 2005, has negative working capital at June 30, 2005 and still requires additional sources of outside cash to sustain operations continues to creates uncertainty about the Company's ability to continue as a going concern. The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. If the Company is unable to fund its cash flow needs, the Company will have to reduce or stop planned expansion or scale back operations and reduce its staff. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Although the Company may be able to obtain external financing through the sale of its securities, there can be no assurance that financing will continue to be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company will have to reduce or stop planned expansion, or scale back operations and reduce its staff, which would have a direct impact on its presence with its customers, as well as its inability to service new contracted arrangements with the wireless Broadband equipped vendor or provide support DSL service to the selected DSL providers.

Note 7 - Notes Payable and Capitalized Leases

The following is a summary of the notes payable on the balance sheet at June 30, 2005:

7% Convertible Debentures                        $1,545,000
Unsecured loans                                     388,918
                                                  ---------
                                                  1,933,918
Less current portion                               (388,918)
                                                 ----------
Long-term portion                                $1,545,000
                                                 ==========

Convertible Debentures
During the second quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007 (the "debentures"). As of June 30, 2005 the Company received $1,545,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company at a conversion price which was equal to the fair market value of the Company's common stock on May 24, 2004 the date the debentures were issued. If on any day after the first anniversary of the date of he debenture (i) the market price of the Company's common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offering yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary. At June 30, 2005, the accrued and unpaid interest amounted to approximately $92,600.

NOTE 8 - Income Taxes

As a result of losses incurred through December 31, 2004, the Company has net operating loss carry forwards of approximately $17,345,000. For the six months ended June 30, 2005 and 2004, no provision was made for Federal and State income taxes due to the losses incurred during these periods.

NOTE 9 - Subsequent Events

During the third quarter of 2005, the Company entered into a Common Stock Purchase Agreement. Under the terms of the Agreement, the Company will issue 3,000,000 shares of its common stock at $.10 per share. The funds to purchase the common stock have been placed in custody with the Company's legal counsel. They will be released to the Company as specific operating expenses are incurred in accordance with the terms of the agreement.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2004 Annual Report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's Potential risks and uncertainties include, among other things, such factors as:
- continued  historical  lack of profitable  operations;
- working capital deficit;
- the ongoing need to raise additional capital to fund operations and growth;
- the success of the expansion into the Broadband integration business, and the ability to provide adequate working capital on a timely basis required for this expansion, and dependence thereon; - most of Juniper's revenue is derived from few customers.
- the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein;
- the ability to develop long-lasting relationships with our customers and attract new customers; - the competitive environment within the industries in which the Company operates, - the ability to attract and retain qualified personnel, particularly the Company's CEO and the President of Juniper Services, Inc. subsidiary; - the effect on our financial condition of delays in payments received from third parties; - the ability to manage a new business with limited management; - rapid technological changes; - economic conditions; and - other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW

The business of Juniper Group, Inc. (the "Company") is based on technology and entertainment services. The Company and its subsidiaries operate from the Company's Great Neck, New York location.

Technology and Entertainment Services: The technology and entertainment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company.

Broadband Technology Services
The Company's broadband technology services are conducted through two segments of JEI: Juniper Services, Inc. ("JSI") and Juniper Communications, Inc. ("JCOM") Collectively these businesses will be referred to as "Juniper". Juniper operates the Company's wireless and cable broadband installation services. It continues to focus on the expansion of its integration and support of broadband connectivity in residential and business environments under local, regional and nationwide contracts with wireless and cable service providers and equipment vendors.

Juniper has discontinued its services provided to Cablevision this year due primarily to difficulties in collecting balances owed by Cablevision. As a result, this allowed Juniper time to restructure its management team and begin its pursue to its other opportunities with cable companies for cabling, construction and network services opportunities.

Juniper has redeployed its efforts to be able to handle these new opportunities either with internal staff or subcontracting in order to meet its clients immediate needs. Predominantly, this increased workload has been subcontracted out in order to protect cash flow.

Juniper entered into an arrangement with Cox Communications, Inc. in Hampton Roads, Virginia, to provide service calls to their customers for broadband video and data services. A formal written agreement is expected to be executed during the third quarter.

Juniper has entered into an agreement with Time-Warner Business Communications to provide broadband and intergraded digital phone services in the Columbia, South Carolina area.

Juniper has entered into an agreement to provide infrastructure integration services to MDU International Communication, Inc. MDU International Communications, Inc. concentrates exclusively on delivering state-of-the-art digital television and high-speed internet solutions to the United States multi-dwelling units (MDU) residential market, which is estimated to include 26 million residences in the United States. MDU's include apartment buildings, condominiums, high end gated communities and high rise apartments, university residences and other properties having multiple units located within a defined area.

Juniper is providing wiring and cabling integration services and ongoing support for over 220 apartment complexes for MDU in Pennsylvania. The integration services include wiring, cabling and integrating in-building head end systems and central control capabilities including digital video, amplifier, distribution and component electronics. Cable services, broadband access and video feeds will be integrated with these installed systems. The end result of Juniper's installation will be the provision of up to date infrastructure services to building occupants, allowing remote programmability and serviceability. Continuing services for these systems consists of troubleshooting, repairs, upgrades and changes, and on-site, as required to support the installed systems and future upgrades.

Juniper has successfully completed a pilot project in Miami, Florida for GalaVu Entertainment and its parent company Entertainment Media & Telecoms Corporation.

This project for GalaVu consists of wiring and cabling, installation services for a 512 room five star hotel located in the heart of Miami's social district.

The installation services included wiring and cabling and set up of in-room pay per view electronics and installation of plasma televisions, and the construction of racks of central control room systems including digital video, amplifier, distribution and component electronics equipment. Local cable services, broadband access, and hard line fiber video feeds were integrated with the installed systems. The end result of Juniper's installation was the provision of an up to date infrastructure in the hotel that is remotely programmable and serviceable.

In late 2004, Juniper contracted with and began work for Motorola, a leading Wireless Broadband equipment systems vendor, providing antenna-tower installations and subscriber integration services in support of Motorola's contracts with leading telecommunications companies in preparation for their rollout of these systems in smaller communities throughout the U.S. It is an ongoing contract and we expect to have revenue from this contract in the latter part of the fourth quarter 2005.

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

In the DSL services, Juniper provides broadband network construction and support services for systems integrators, broadband providers and property owners who implement broadband capabilities within their facilities.

Juniper's opportunity to exploit the above infrastructure integration services as well as the above Cable company's demand for its services and to take advantage of future Cable, DSL, and Wireless opportunities are limited by a number of factors.

These include its ability to financially support the above agreements and to finance continuing growth and fund technician recruitment, training and payroll, as well as the financing of operating cash flow requirements from expansion of its high quality technician services for cable companies in order to meet the demand for its Services. This will require additional financing on a timely basis expected to be received from the current offering of convertible debentures.

To maximize capital availability for potential new services the Company evaluates opportunities for services to its customers based on the capital investment requirements, the potential profit margin, and the customer's payment practices.

Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables and helping cash flow, the Company continues to evaluate new business opportunities with respect to their receivables payment practices. Accounts receivable payment commitments rank high on the Company's evaluation criteria for its new business opportunities.

Entertainment

Pictures intends to implement a plan to exploit its library in the domestic marketplace, as well as pursue licensing of films in the emerging technologies of DVD's and Video on Demand ("VOD") in the foreign markets.

Pictures generated approximately $55,000 of revenue in the first six months of 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Vs. Three Months Ended June 30, 2004
The Technology and Entertainment segment recognized revenue of $100,800 in the second quarter of 2005 compared to $314,500 in the second quarter of 2004. Revenue in this segment was all attributable to Juniper. The decrease in revenue of Juniper was due to its discontinuation of the Company's services to Cablevision due to the difficulty in collecting its accounts receivable.

The Company believes that there is an increased demand for installation of cable "triple play" (digital video, broadband internet and internet telephony), as well as the demand for wireless broadband services. The wireless broadband services is projected to increase substantially during the latter part of 2005 due to Motorola's contracts with telephone companies who will be implementing community-wide wireless broadband coverage. Further, the Company believes that its Motorola wireless contract, which supports proprietary communications technology will be expanded by Intel's recent announcement of their support and provision of new chips and equipment supporting WiMax wireless broadband expansion.

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

During the period December 2000 through June 2005, all operations of the Company, other than Juniper, were substantially less than that of Juniper, and, accordingly, recognized substantially no activity.

The technology and entertainment segment incurred operating costs of $93,200 (92% of revenue) in the second quarter of 2005, compared to $294,400 (94% of revenue) in the second quarter of 2004.

The Company increased its gross margins in the second quarter of 2005 to 7.6% compared to a gross margin in the second quarter of 2004 of (6.4%).

During the three months ended June 30, 2005, the Company discontinued maintaining its fleet of vehicles and staff of installers that were primarily used for the Company's work for Cablevision, which has been discontinued (see Overview above). Full-time installers have been replaced with subcontractors to meet the Company's increasing workload. As a result of returning vehicles to leasing companies and other equipment to Cablevision, the Company recorded a loss of approximately $233, 800.

Selling, general and administrative expenses decreased from $567,500 in the second quarter of 2004 to $489,800 in the second quarter of 2005 a 13.7% decrease. This decrease is a result of a decrease in salaries of $92,600, and insurance expense of $43,000, reduction of personnel and more competitive pricing on companies insurance premiums. These decreases were offset by an increase in legal expense of $30,000, which resulted from the Securities Purchase Agreements completed in the second quarter and auto expense of $20,000.

Six Months Ended June 30, 2005 Vs. Six Months Ended June 30, 2004
The technology and entertainment segment recognized revenue of $238,200 in the first half of 2005 compared to $538,900 in the second half of 2004. Revenue in this segment was predominantly attributable to Juniper. The decrease in revenue of Juniper was due to the elimination of services to its largest customer Cablevision, which was primarily due to difficulties in collecting balances owed to Juniper by Cablevision. With the discontinuation of the Company's Cablevision business due to collection difficulties, Juniper's revenue in the second quarter 2005 was primarily from the Company's infrastructure integration services.

Similarly, the Company is seeing an upsurge in the demand for cable and infrastructure integration services and has entered into agreements with Time Warner and Cox Communications in the South Carolina and Virginia area and MDU Communications in Pennsylvania and New Jersey. The Company will continue to seek a diversified balance in its business base among the various competing segments of the rapidly expanding broadband marketplace, including Cable, DSL, Wireless and broadband vendor segments. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable.

The technology and entertainment segment incurred operating costs of $209,300 (88% of revenue) in the first half of 2005, compared to $577,800, (104% of revenue) in the second quarter of 2004, which was all attributable to the technology service business. This decrease is the result of the elimination of services to Cablevision.

During the six months ended June 30, 2005, the Company discontinued maintaining its fleet of vehicles and staff of installers that were primarily used for the Company's work for Cablevision, which has been discontinued (see Overview above). Full-time installers have been replaced with subcontractors to meet the Company's increasing workload. As a result of returning vehicles to leasing companies and other equipment to Cablevision, the Company recorded a loss of approximately $233, 800.

Selling, general and administrative expenses decreased from $961,400 in the first half of 2004 to $879,600 in the first half of 2005, an 8.5% decrease. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $140,000 paid with common stock, various other current-period expenses paid with common stock of approximately $15,000, depreciation and amortization of approximately $83,000 for a total of $238,000 or 27% of the total selling, general and administrative expense.

Additional non-case expenses include a write down of film library of approximately $77,000 and loss on disposition of fixed assets of $234,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had a working capital deficit of ($1,500,000), compared to a working capital deficit of ($1,144,000) at December 31, 2004. The ratio of current assets to current liabilities was 0.12:1 at June 30, 2005, and 0.25:1 at December 31, 2004. Cash flow used for operations during the second quarter of 2005 was $249,700, compared to cash flow used for operations during the second quarter of 2004 of $275,600.

The Company's operations during the second quarter of 2005 were funded by loans and the sale of convertible debentures totaling approximately $189,000.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions. The Company will plan to grow Juniper's core Broadband service business and to invest the predominant portion of available resources in the effort. Subject to the Company's ability to continue to fund its operations from the sales of securities in a private transactions, the Company will begin to increase its broadband services.

The Company discontinuance of its services to Cablevision due to its difficulty in collecting its balances owed by Cablevision during the first quarter of 2005, and redeployed its efforts to pursue its core business model developed with the assistance of its investment bankers. The Company is seeking to arrange additional capital financing to support Juniper's new agreements with Time-Warner, Cox Communications and MDU International Communications, Inc. as well as other new broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

The Company is seeking to increase its core business base in providing services that have higher margins, such as those for wireless, DSL and infrastructure integrated service providers. With anticipated higher gross profits to be realized for Juniper's expanded services and projects, and the initiation of new wireless, construction and DSL services, the Company plans to improve the earnings from its services and will apply this additional cash to reducing liabilities. This will require the additional capital financing.

The Company believes that it will not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2005. The ability of the Company to continue as a going concern is dependent upon receiving additional funds on a timely basis either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. Although the Company may obtain external financing through the sale of its securities, there can be no assurance that such financing will continue to be available, or will be available in a timely manner, or that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company will have to reduce or stop planned expansion or scale back operations and reduce its staff, which in turn would reduce its services.

The Company currently does not have any bank line of credit.

Seasonality
The residential Broadband business slows down during the winter months. This is complemented by an increase in demand in the period April through November. This slowdown was more severe in 2005 due to the decrease in services to Cablevision. During this slow period, Juniper took the opportunity to restructure its management and business lines market its services to other cable providers.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company issued accredited investors, in the second quarter of 2005, the following shares of common stock pursuant to an exemption from registration provided by Section 4(2)O of the Securities Act of 1933, as amended:

Date               No. of Shares          Consideration

4/1-6/30/05          65,094               Satisfaction of debt of $9,764


4/1-6/30/05          80,000               In exchange for services  rendered
                                          valued at$7,200


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


Date: August 22, 2005


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




August 22, 2005                              By:  /s/ Vlado P. Hreljanovic
                                                  ------------------------
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                      Ex. 32.1


             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.


In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

Date: August 22, 2005