Form 10QSB
period 2005-09-30
JUNIPER GROUP INC
filed 2005-11-23
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                         Commission file number 0-19170

                               JUNIPER GROUP, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                                Nevada 11-2866771
     ----------------------------------------------------------------------
        (State or other jurisdiction of (IRS Employer Identification No.)
                         Incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126.2) of the Exchange Act:
Yes______  No__X___

As of November 14, 2005, 36,006,684 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements                                    Pages
                                                                 -----
Consolidated Balance Sheets at September 30, 2005                  2
  (unaudited) and December 31, 2004 (audited)
2

  Consolidated Statements of Income for the Three                  3
  Month Period Ended September 30, 2005 and 2004 (unaudited)

  Consolidated Statements of Income for the Nine                   4
  Month Period Ended September 30, 2005 and 2004 (unaudited)

  Consolidated Statements of Cash Flows for the Nine               5
  Month Period Ended September 30, 2005 and 2004 (unaudited)

  Consolidated Statement of Shareholders' Equity for the           6
  Nine Month Period Ended September 30, 2005 (unaudited

  Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis or Plan of Operation 15

Item 3.  Controls and Procedures                                   22


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          23

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds 23

Item 3. Defaults Upon Senior Securities                            23

Item 4. Submission of Matters to a Vote of Security Holders        23

Item 5. Other Information

Item 6. Exhibits                                                   23

Signatures                                                         24

ITEM 1:  Financial Statements

                               JUNIPER GROUP, INC.
                             AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                             September              December
          ASSETS                              30, 2005              31, 2004
                                            (Unaudited)            (Audited)
                                           ------------           -----------
Current Assets
   Cash...............................     $    3,669          $      26,942
   Accounts receivable - Trade........        104,490                177,154
   Prepaid expenses and other current
   assets.                                    139,111                176,042
                                           -----------            ----------
   Total current assets...............        247,270                380,138
   Film Licenses......................      2,118,324              2,314,843

   Property and equipment, net of
   accumulated depreciation of
   $613,816 and $703,683 respectively         161,166                548,851
   Other investments..................        200,000                200,000
   Goodwill...........................        209,106                209,106
                                            ----------            ----------
                                         $  2,935,866          $   3,652,938
                                           ==========             ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Accounts Payable and accrued expenses    1,039,394              1,045,350
   Notes Payable - current............        332,617                427,062
   Deferred Revenue...................           -                     7,250
   Due to Officer.....................         41,525                 37,283
   Due to Shareholders................          7,000                  7,000
                                          -----------             ----------
Total current liabilities.............   $  1,420,536          $   1,523,945
Notes payable - long term.............        475,000              1,417,354
                                          -----------             ----------

  Total liabilities                         1,895,536              2,941,301

Shareholders' Equity
  12% Non-voting convertible redeemable
  preferred stock: $.10 par value,875,000
  shares authorized, 25,357 shares issued
  and outstanding at September 30, 2005
  and December 31, 2004: Aggregate
  liquidation preference $50,714 at
  September 30, 2005 and December 31,
  2004................................          2,536                  2,536

  Aggregate liquidation preference,$50,714
  at September 30, 2005 and December 31,2004:
  Common stock - $.001 par value, 75,000,000
  shares authorized, 33,355,165 and 9,558,534
  issued and outstanding at September 30, 2005
  and December 31, 2004 respectively..          33,354                 9,558
Capital contribution in excess of par:
Attributed to preferred stock.........          22,606                22,606
Attributed to common stock............      23,597,891             0,960,671

Retained earnings (deficit)...........     (22,637,347)          (20,201,206)
Preferred stock dividend payable......          21,290                12,472
                                            ----------           -----------
                                             1,040,330               806,637
  Less:  Note for subscription receivable         -                  (95,000)
                                            ----------           -----------

  Total Shareholders' Equity...........      1,011,565               711,637
                                            ----------           -----------
                                          $  2,935,866           $ 3,652,938
                                           ===========           ===========

                 See Notes to Consolidated Financial Statements
                                        2

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended September 30,
                                                 2005             2004
                                            ---------------   -------------

Revenues:
Technology and Entertainment Services.... $     142,357        $     381,912


Operating Costs:
  Technology and Entertainment Services...       93,353              245,094
                                                -------         ------------
Gross Profit                                     49,005              136,818


Selling, general and administrative expenses    437,183              487,546
  Conversion expense for convertible
  debentures.                                   642,000                 -
  Revaluation of film licenses............       91,969                 -
  Settlement expense......................       12,500                5,000
  Preferred stock dividend................        1,521                1,521
  Interest expense........................       45,022               20,029
                                           ------------           ----------
                                              1,230,195              514,096
                                           ------------           ----------


Net income (loss)........................ $ ( 1,181,190)          $ (377,278)
                                            ===========           ==========

Weighted average number of shares
outstanding........                          16,419,694            8,824,781
                                           ============          ===========


Per share data:
Basic and diluted net income (loss).    $        (0.07)          $    (0.04)
                                        ==============          ============

























                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Nine Months Ended September 30,
                                                  2005             2004
                                            -------------      -------------

Revenues:
  Technology and Entertainment Servoces     $    380,576       $    920,761

Operating Costs:
  Technology and Entertainment Services          303,663            802,922
                                             -----------       ------------
Gross Profit                                      77,913            117,839


Selling, general and administrative
expenses...........................            1,316,784          1,448,902
Conversion expense for convertible
debentures.........................              642,000                -
Reevaluation of Film Licenses......              168,719             56,938
Settlement expense.................               26,000              5,000
Loss on disposition of assets......              233,852               -
Preferred stock dividend...........                4,564              4,564
Interest expense...................              122,134             60,667
                                             -----------        -----------
                                               2,514,053        1,576,071
                                              ----------       -----------


Net income (loss).................          $ (2,436,140)    $  (1,458,232)
                                             ===========       ===========
Weighted average number of
  shares outstanding..............            12,155,654         7,515,631
                                             ===========       ===========
Per share data:
Basic and diluted net income (loss)         $      (0.20)     $      (0.19)
                                             ===========       ===========



























                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                           Nine Months Ended September 30,
                                                2005              2004
                                           -------------    --------------

Operating Activities:
Net income (loss)......................  $    (2,436,140)    $  (1,458,232)
Adjustments to reconcile net cash
  provided by Operating activities:
  Amortization of film licenses........           27,803             -
  Depreciation and amortization .......           67,349           113,454
  Loss on disposition of fixed assets..          170,891             4,548
  Debt conversion expense..............          642,000              -
  Payment of various expenses with equity.        14,700           139,365
  Payment of employees' and consultants
     compensation with equity...........         291,230           673,480
  Preferred stock dividend declared.....           8,818             4,564
  Reevaluation of film licenses.........         168,716            56,939
Changes in operating assets and liabilities:
  Accounts receivable...................          72,664           (67,382)
  Subscriptions receivable............            95,000              -
  Prepaid expenses and other current ass          37,941          (188,242)
  Other assets............................          -               (1,562)
  Due to/from officers and shareholders...         4,242          (154,544)
  Due from affiliates.....................        (1,010)             -
  Accounts payable and accrued expenses...       242,194          (195,555)
  Deferred revenue........................        (7,250)             -
                                            -------------       -----------
  Net cash (used for) operating activities.     (600,852)       (1,073,167)
                                            -------------       -----------
Investing activities:
  Purchase of equipment...................          -             (114,055)
                                            -------------       -----------
Net Cash (used for) investing activities..          -             (114,055)
                                            -------------        ----------

Financing activities:
  Payment of borrowings...................        (44,231)        (122,039)
  Proceeds from borrowing.................        321,810        1,335,000
  Proceeds from sale of common stock......        300,000          196,469
                                             -------------      -----------
Net Cash provided by financing activities..       577,579        1,409,430
                                             -------------     -----------
Net increase (decrease) in cash............       (23,273)         222,208
  Cash at beginning of period..............        26,942            2,103
                                             -------------     -----------
  Cash at end of period.................... $       3,669    $     224,311
                                             ============     ============
Supplemental cash flow information:
  Interest paid............................ $       5,000    $      14,101
                                             ============     ============










                 See Notes to Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                  Preferred Stock                          Common Stock
                               ---------------------                 --------------------------

                                                     Capital                           Capital
                                                  Contributions                      Contributions            Retained
                                 Par Value        In Excess of        Par Value      In Excess of             Earnings
                                  At $.10              Par             At $.001          Par                  Deficit
                                 ----------       -------------       ----------     ------------            ---------------

Balance,                       $  2,536          $   22,606         $  9,558         $ 20,960,671          $(20,201,206)
December 31, 2004

Shares issued as payment for:

Various expenses                      -               -                  117              14,583                -

Compensation to
 Employees/
 Consultants                          -               -                3,869             287,361                -

Various
 Liabilities                          -               -                2,601             142,935                -

Conversion of
 Convertible notes                    -               -               14,209            1,895,341               -

Sale of common stock                                                   3,000              297,000               -

Net (loss) for the
 Nine Months ended
 September 30,2005                    -               -                 -                   -                  (2,436,140)
                               ----------          ----------     ----------         ------------            ------------

Balance,
September 30, 2005             $  2,536            $  22,606        $ 33,354         $ 23,597,891            $(22,637,346)
                               ==========           ==========      =========         ===========            ============





















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

NOTE 2 - Summary of Significant Accounting Policies

Description of Business

The Company's principal businesses are composed of technology and entertainment services. The technology and entertainment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., ("JEI") which is a wholly owned subsidiary of the Company. With regards to Juniper Pictures, Inc. ("Pictures"), a wholly owned subsidiary, it has not recognized any material revenue in the past several years. However, during the first nine months of 2005, Pictures generated revenue of approximately $55,000.

The Company's technology business has been conducted through two wholly owned subsidiaries of JEI: Juniper Services Inc. (Juniper) and Juniper Communications, Inc. (JCOM). JCOM had serviced the New York metropolitan area, including Long Island, but now is inactive.

a) Juniper's emphasis in the signal technology market segment focuses on providing national residential and commercial services to leading cable companies, Multiple System Operators (MSO's), wireless service and DSL providers. Juniper supports the installation and integration of the full range of video, data and voice capabilities on the internet, as well as service such as Video on Demand (VOD) and Digital Video Recording (DVR), Personal Video Recording (PVR) and High Definition TV (HDTV). Additionally, Juniper offers customers collection services; non-pay and voluntary disconnect services, and system audits. Juniper also provides a variety of advanced service to customers with high bandwidth demands including WiFi wireless networking and internet telephony (VoIP) services and to the manufacturers of electronic equipment used by these providers. In addition, Juniper provides infrastructure wiring and cabling, including engineering, design and installation services for system integrators, broadband providers and property owners who implement high bandwidth networks capable of delivering multiple high capacity service capabilities within their facilities, including infrastructure riser design, engineering and construction; central control system implementation and support, including MDF, IDF and Head End build out; Multiple Dwelling Unit (MDU) pre-wiring and post construction wiring; outside plant construction of hard-line, underground and aerial facilities.

The Company's other wholly owned subsidiary, JCOM, has discontinued all its services including Cablevision primarily to difficulties in collecting balances owed by Cablevision. JCOM has discontinued all other services and has terminated all of its management and staff personnel.

b) Entertainment

Juniper Pictures, Inc. ("Pictures") has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media, (i.e., DVD, satellite, home video, pay-per view, pay television and independent syndicated television stations). Most recently, during the first nine months of 2005, Pictures generated revenue of approximately $55,000.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the technology services are primarily subject to the financial condition of, and continued relationship with, the subsidiary's largest customers.

Film Licenses

Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments.

Producers retain a participation in the net profits from the sale of film rights; however, producers' share of net profits is earned only after payment to the producer exceeds the advanced payments of guaranteed minimum, where advanced minimum guarantees exist. In these instances, the Company records as participation expense an amount equal to the producer's share of the profits. The Company incurs expenses in connection with its film licenses, and in accordance with license agreements, charges these expenses against the liability to producers. Accordingly, these expenses are treated as payments under the film license agreements. When the Company is obligated to make guaranteed minimum payments over periods greater than one year, all long term payments are reflected at their present value. Accordingly, in such case, original acquisition costs represent the sum of the current amounts due and the present value of the long-term payments.

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

When property and equipment are retired, sold, or otherwise disposed of, the assets carry amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

During the nine months ended September 30, 2005, the Company discontinued the cable installation operations in JCOM and discontinued maintaining its fleet of vehicles that were primarily used for JCOM's work for Cablevision, which has been discontinued (see Item 2. Management's Discussion and Analysis or Plan of Operation - Overview). As a result of returning vehicles to the leasing companies and other equipment to Cablevision, the Company recorded a loss of approximately $233,800.

Recognition of Revenue from License Agreements

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue for license agreements is recognized in accordance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

Operating Costs

Operating costs include costs directly associated with earning revenue and include fees and travel expenses of the individuals performing the services.

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

NOTE 3 - Accounts Payable and Accrued Expenses

At September 30, 2005 and December 31, 2004, respectively, accounts payable and accrued expenses consisted primarily of legal fees of $130,000 and $95,000, payroll taxes of $450,000 and $401,000 accrued interest of $109,000 and $88,000 and insurance premiums of $47,000 and $99,000 and auto expenses of $-0- and $67,000. With regard to the balance of the past due New York payroll taxes, the Company has entered into agreements for approximately $120,000 of the outstanding balances, whereas the Company shall pay approximately $2,500 per month, and is continuing to negotiate payment arrangements for the remaining balances. Other accruals relate to selling, general and administrative expenses incurred in the normal course of business.

NOTE 4 - Film Licenses

The Company is currently directing all its time and efforts toward building the Company's Broadband business. Since early 1995, due to the limited availability of capital, personnel and resources, the volume of film sales activity has been significantly diminished.

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

At September 30, 2005, 25,357 shares of the Preferred Stock were outstanding. On February 2, 2005, the Board of Directors authorized the quarterly payment of preferred stock dividends, which accrue throughout the year ending December 31, 2005. No dividends have been paid during the nine months ended September 30, 2005.

Common Stock Purchase Agreement

During September and October of 2005, the Company entered into a Common Stock Purchase Agreement with three accredited investors to sell its common stock at $.10 per share. Under the terms of the Agreement, the Company issued 3,000,000 shares in September 2005 and 250,000 shares in October 2005.

NOTE 6 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company that provides for his employment as President and Chief Executive Officer at an annual salary, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for services rendered to the Company. Mr. Hreljanovic's employment agreement has been extended for an additional year through April 30, 2006.

Due to a working capital deficit, the Company is unable to pay his salary in cash. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as part of his unpaid salary.

Going Concern

In August 2005, the Company's investment banker, in connection with the Company's receipt of $300,000 from a single accredited investor, committed to raise an additional $300,000 for the Company. These funds were to be used to execute the business plan which the Company had developed over a period of several months with the assistance of the investment banker. The Company then expended the first portion of the $300,000 in accordance with its business plan. In so doing, the Company met all of its revenue and earnings targets under the agreed-upon business plan. The investment banker, however, only provided the Company with an additional $25,000. The failure to secure additional funds has materially and adversely affected the Company's business operations. Specifically, the Company has had to discontinue its operation in Memphis with Time Warner, and its operations in Detroit with Comcast. Also, the Company has missed a significant opportunity with Cox Communications in the New Orleans market. The Company is hopeful that it can repair any damage caused to its credibility and relationship with these major MSO's by reason of discontinuing those operations. The operations that were discontinued were generating approximately 30% gross profit margins prior to the Company's cessation of operations in those markets due to lack of funding. The Company intends to seek the funds it requires for its operations from other sources but there can be no assurances given that the Company will be successful in its efforts.

As shown in the accompanying financial statements, the Company's revenue decreased to approximately $381,000 through the third quarter of 2005, from approximately $921,000 through the third quarter of 2004.

Through the third quarter of 2005, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $622,000 for working capital and for the payment of debt through loans or the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay is its payroll and payroll taxes. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the current market price of the stock. With regard to the balance of the past due New York payroll taxes, the Company has entered into an agreement for approximately $120,000 of the outstanding balances, whereas the Company shall pay approximately $2,500 per month, and is continuing to negotiate payment arrangements for the remaining balances of approximately $333,000.

The fact that the Company continued to sustain losses in 2005, has negative working capital at September 30, 2005 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company's ability to continue as a going concern. The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the

Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. If the Company is unable to fund its cash flow needs, the Company will have to reduce or stop planned expansion or scale back operations and reduce its staff. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 7 - Notes Payable and Capitalized Leases

The following is a summary of the notes payable on the balance sheet at September 30, 2005:

                  7% Convertible Debentures                        $ 475,000
                  Unsecured loans                                    332,617
                                                                   ---------
                                                                     807,617
                  Less current portion                               332,617
                                                                   ---------
                  Long-term portion                                $ 475,000
                                                                   ==========

During the third quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007 (the "debentures"). As of September 30, 2005 the Company received $1,545,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company. If on any day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offer yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary.

During September of 2005, the Company offered the debenture holders the opportunity for 30 days to convert their debentures and accrued interest into the Company's Common Stock at a conversion rate of $0.10. As of September 30, 2005, $1,070,000 of the debentures along with $87,100 of accrued interest was converted. At September 30, 2005, the accrued and unpaid interest amounted to $32,500. During October 2005, an additional $225,000 and accrued interest of $15,200 was converted.

As a result of the lower conversion price offered by the Company, a conversion expense of $642,000 was recorded to reflect value of the additional shares of common stock issued.

NOTE 8 - Income Taxes

As a result of losses incurred through December 31, 2004, the Company has net operating loss carry forwards of approximately $18,526,000. For the nine months ended September 30, 2005 and 2004, no provision was made for Federal and State income taxes due to the losses incurred during these periods.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's potential risks and uncertainties include, among other things, such factors as:
o        continued historical lack of profitable operations;
o        working capital deficit;
o the ongoing need to raise additional capital to fund operations and growth on a timely basis;
o the success of the expansion into the Broadband integration business, and the ability to provide adequate working capital on a timely basis required for this expansion, and dependence thereon;
o        most of Juniper's revenue is derived from few customers.
o the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein;
o the ability to develop long-lasting relationships with our customers and attract new customers; o the competitive environment within the industries in which the Company operates, o the ability to attract and retain qualified personnel, particularly the Company's CEO and the President of Juniper Services, Inc. subsidiary;
o the effect on our financial condition of delays in payments received from third parties;
o        the ability to manage a new business with limited management;
o        rapid technological changes;

o        economic conditions; and
o other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW

The businesses of Juniper Group, Inc. (the "Company") are based on technology and entertainment services. The Company and its subsidiaries operate from the Company's Great Neck, New York location.

Technology and entertainment Services: The technology and entertainment operations are conducted through two wholly owned subsidiaries of Juniper Entertainment, Inc., (JEI") which is a wholly owned subsidiary of the Company. A third wholly owned subsidiary has serviced the Greater New York metropolitan and Long Island areas for Cablevision, but is now inactive.

Broadband Technology Services

The Company's broadband technology services are conducted through the Company's wholly owned subsidiary, Juniper Services, Inc. ("Juniper"). Juniper operates the Company's wireless and cable broadband installation services on a national basis under a new business model and with new management and new staff. Its focus has been on the expansion of its integration and support of broadband connectivity in residential and business environments under local, regional and nationwide contracts with wireless and cable service providers and equipment vendors.

The Company's other wholly owned technology subsidiary, Juniper Communication ("JCOM") has discontinued its services provided to Cablevision this year due primarily to difficulties in collecting balances owed by Cablevision. JCOM has discontinued all other services and has terminated all of its management and staff personnel.

Juniper has deployed its efforts to be able to handle new opportunities either with new internal staff or subcontracting in order to meet its client's immediate needs. Predominantly, this increase workload has been subcontracted out in order to protect cash flow. This business model is entirely distinct from that used by JCOM in conducting its now inactive operations.

Juniper entered into a written agreement with Cox Communications, Inc. and Time Warner, to provide service calls to their customers for broadband video and data services.

Juniper's opportunity to exploit the new infrastructure integration services as well as the cable company's demand for its services and to take advantage of future cable, DSL and wireless opportunities are limited by a number of factors:

- These include its ability to financially support the above agreements and to finance continuing growth and fund technician recruitment, training and payroll, as well as the financing of operating cash flow requirements from expansion of its high quality technician services for cable companies in order to meet the demand for its services. This will require additional financing on a timely basis expected to be received from the current offerings.

- To maximize capital availability for potential new services, the Company evaluates opportunities for services to its customers based on the capital investment requirements, the potential profit margin, and the customer's payment practices.

- Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables and helping cash flow, the Company continues to evaluate new business opportunities with respect to their receivables payment practices. Accounts receivable payment commitments and gross profit margins rank high on the Company's evaluation criteria for its new business opportunities.

Entertainment

Pictures intends to implement a plan to exploit its library in the domestic marketplace, as well as pursue licensing of films in the emerging technologies of DVD and Video on Demand ("VOD") markets.

Pictures generated approximately $55,000 of revenue in the first nine months of 2005

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Vs. Three Months Ended September 30, 2004

The Technology and Entertainment segment recognized revenue of approximately $142,000 in the third quarter of 2005 compared to approximately $382,000 in the third quarter of 2004. Revenue in this segment was all attributable to Juniper. The decrease in revenue was due to its discontinuation of the Company's services to Cablevision due to the difficulty in collecting its accounts receivable.

The Company believes that there is a great demand for installation of cable "triple play" (digital video, broadband internet and internet telephony) as well as the demand for wireless broadband services. The wireless broadband services is projected to increase during the latter part of 2005 due to wireless contracts with telephone companies who will be implementing community-wide wireless broadband coverage. Further, the Company believes that these wireless contracts, which support proprietary communication technology, will be expanded by Intel's recent announcement of their support and provision of new chips and equipment supporting WiMax wireless Broadband expansion. However, this will be subject to the Company obtaining additional funding in a timely manner in order to implement these opportunities.

The Company will continue to evaluate, subject to its available funding, potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company is currently utilizing its resources to build the technology portion of its business. It has not devoted any resources toward the promotion and solicitation of its film licenses for the past several years. Certain of the Company's film that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

During the period December 2000 through September 2005, all operations of the Company, other than the technology subsidiaries, were substantially less than that of the technology segment business, and, accordingly, recognized substantially no activity.

The technology and entertainment segment incurred operating costs of approximately $93,000 (65% of revenue) in the third quarter of 2005, compared to approximately $245,000 (64% of revenue) in the third quarter of 2004.

The Company decreased its gross margins in the third quarter of 2005 to 34% compared to a gross margin in the third quarter of 2004 of 36%.

Selling,  general  and  administrative  expenses  decreased  from  approximately
$488,000 in the third quarter of 2004 to approximately $437,000 in the third quarter of 2005 a 10% decrease. This decrease is a result of decreases in salaries of approximately $23,000, commission expense of approximately $27,000 and losses and damages during 2004 not incurred in 2005 of approximately $141,000. These decreases were offset by increases in depreciation expense of approximately $30,000, and bad debt expense of approximately $96,000.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

The technology and entertainment segment recognized revenue of approximately $381,000 in the nine months of 2005, compared to approximately $921,000 in the nine months of 2004. Revenue in this segment was predominantly attributable to the technology subsidiaries. The decrease in revenue was due to the elimination of one of JCOM's services to its largest customer Cablevision. With the discontinuation of JCOM's Cablevision business due to collection difficulties, the Company's revenue in the third quarter 2005 was primarily from Juniper's infrastructure integration services.

Similarly, Juniper is seeing an upsurge in the demand for cable and infrastructure integration services and has entered into agreements with Time Warner and Cox Communication. The Company will continue to seek a diversified balance in its business base among the various competing segments of the rapidly expanding broadband marketplace, including cable, DSL, wireless and broadband vendor segments. The Company will continue to evaluate potential opportunities in terms of the available funding for capital investments required, cash flow requirements of the opportunity, and the margins achievable.

The technology and entertainment segment incurred operating costs of $303,000 (80% of revenue) in the nine months of 2005, compared to approximately $803,000 (87% of revenue) in the nine months of 2004, which was all attributable to the technology service business. This decrease is the result of the elimination of services to Cablevision.

During the nine months ended September 30, 2005, JCOM discontinued maintaining its fleet of vehicles management and staff installers that were primarily used for JCOM's service work for Cablevision, which has been discontinued (see Overview above), to meet Juniper's increasing workload. The Company changed its business model entirely with Juniper in utilizing subcontractors. As a result of returning vehicles to leasing companies and other equipment to Cablevision, JCOM recorded a loss of approximately $234,000.

Selling, general and administrative expenses decreased from approximately $1,449,000 in the nine months of 2004 to approximately $1,317,000 in the nine months of 2005, a 9% decrease. This decrease was primarily the result of a decrease in salaries and commissions of approximately $132,000 and a decrease in depreciation expense of approximately $41,000, offset by an increase in bad debt expense of approximately $97,000. Included in total selling, general and administrative expenses were the following non-cash expenses: salary and consulting fees of approximately $291,000 paid with common stock, various other current-period expenses paid with common stock of approximately $15,000, depreciation and amortization of approximately $95,000 for a total of $401,000 or 30% of the total selling, general and administrative expense.

Additional non-cash expenses include a debt conversion expense of $642,000, write down of film library of approximately $168,000 and loss of disposition of fixed assets of approximately $171,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had a working capital deficit of ($1,174,000), compared to a working capital deficit of ($1,144,000) at December 31, 2004. The ratio of current assets to current liabilities was 0.17:1 at September 30, 2005, and 0.25:1 at December 31, 2004. Cash flow used for operations during the nine months of 2005 was $601,000, compared to cash flow used for operations during the nine months of 2004 of $1,073,000.

The Company's operations during the third quarter of 2005 were funded by loans and the sale of convertible debentures totaling approximately $346,000.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions. The Company will plan to grow Juniper's core broadband service business and to invest the predominant portion of available resources in the effort. Subject to the Company's ability to continue to fund its operations from the sales of securities in private transactions, the Company will begin to increase its broadband services.

The Company discontinuance of JCOM's services to Cablevision due to its difficulty in collecting its balances owed by Cablevision during the first quarter of 2005, and deployed its efforts through Juniper to pursue its new core business model developed with the assistance of its investment bankers. The Company is seeking to arrange additional capital financing to support these new Broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

In August 2005, the Company's investment banker, in connection with the Company's receipt of $300,000 from a single accredited investor, committed to raise an additional $300,000 for the Company. These funds were to be used to execute the business plan which the Company had developed over a period of several months with the assistance of the investment banker. The Company then expended the first portion of the $300,000 in accordance with its business plan. In so doing, the Company met all of its revenue and earnings targets under the agreed-upon business plan. The investment banker, however, only provided the Company with an additional $25,000. The failure to secure additional funds has materially and adversely affected the Company's business operations. Specifically, the Company has had to discontinue its operation in Memphis with Time Warner, and its operations in Detroit with Comcast. Also, the Company has missed a significant opportunity with Cox Communications in the New Orleans market. The Company is hopeful that it can repair any damage caused to its credibility and relationship with these major MSO's by reason of discontinuing those operations. The operations that were discontinued were generating approximately 30% gross profit margins prior to the Company's cessation of operations in those markets due to lack of funding. The Company intends to seek the funds it requires for its operations from other sources but there can be no assurances given that the Company will be successful in its efforts.

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

The Company believes that it will not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2005. The ability of the Company to continue as a going concern is dependent upon receiving additional funds on a timely basis either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. Although the Company may obtain external financing through the sale of its securities, there can be no assurance that such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company will have to reduce or stop planned expansion or scale back operations and reduce its staff, which in turn would reduce its services.

The Company currently does not have any bank line of credit.

Seasonality

The residential broadband business slows down during the winter months. This is complemented by an increase in demand in the period April through November. This slowdown was more severe in 2005 due to the decrease in services to Cablevision. During this slow period, the Company took the opportunity to restructure and implement new management and business lines market to other cable providers.

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

Item 2. Unregistered sale of equity securities and use of proceeds

The Company issued accredited investors, in the third quarter of 2005, the following shares of common stock pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

   Date                           No. of Shares        Consideration
-----------                       -------------     --------------------
7/1-9/30/05                          2,547,513     Employee and consultants
                                                   accepted  payment of
                                                   compensation in common stock
                                                   in lieu of cash payment of
                                                   $135,800.

7/1-9/30/05                          1,407,800     In exchange for services
                                                   rendered valued at $70,400.

7/1-9/30/05                         16,713,504     Satisfaction of indebtedness
                                                   of $1,545,000.

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


  Date: November 23, 2005


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

                                                                      Ex. 31.1

             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
             VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002.

I, Vlado P. Hreljanovic, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Juniper Group, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report.
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15) for the registrant and have: a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report, my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation ( the "Evaluation Date"); and c) disclosed in this report any changes in the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of the registrant's internal controls, over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and weaknesses in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial controls.

By:/s/ Vlado P. Hreljanovic
--------------------------------
Vlado P. Hreljanovic
Chairman of the Board, President
Chief Executive Officer and
Chief Financial Officer

November 23, 2005
                                       25

                                                                     Ex. 32.1

             CERTIFICATION BY PRESIDENT AND CHIEF FINANCIAL OFFICER,
        VLADO P. HRELJANOVIC, PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the Quarterly Report of Juniper Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof ("Report"), I, Vlado P. Hreljanovic, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SEC. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.


/s/ Vlado P. Hreljanovic
--------------------------------
Vlado P. Hreljanovic
Chairman of the Board, President
Chief Executive Officer and Chief Financial Officer


November 23, 2005