Form 10KSB
period 2005-12-31
JUNIPER GROUP INC
filed 2006-04-17
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005
                         Commission File Number: 0-19170
                               JUNIPER GROUP, INC.
 -------------------------------------------------------------------------------
                 (Name of small business issuer in Its Charter)

           Nevada                                              11-2866771
        ------------                                           ----------
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation or organization)

                                20283 State Road
                                   Suite 400,
                            Boca Raton, Florida 33498
   -----------------------------------------------------------------------
               (address of principal executive offices) (Zip Code)
       Registrant's Telephone Number, including area code: (561) 482-9327
             Securities registered pursuant to Section 12(b) of the
              Exchange Act: NONE Securities registered pursuant to
                       Section 12(g) of the Exchange Act:

                              Title of Each Class:
-----------------------------------------------------------------------------
                    Common Stock (par value $.001 per share)
      12% Non-Voting Convertible Redeemable Preferred Stock $0.10 par value Voting Convertible Redeemable Series B Preferred Stock $0.10 par value Voting Convertible Redeemable Series C Preferred Stock $0.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
         ---   ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 126-2 of the Exchange Act) Yes     No  X
                                   ----   -----
State  issuer's  revenues for its most recent  fiscal year.  -  $ 580,504

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $296,072 based upon the $0.02 average bid price of these shares on the OTC Bulletin Board for the period March 1 through April 5, 2006.

As of April 5, 2006, there were 14,232,048 outstanding shares of Common Stock, $.001 par value per share.

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-KSB AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A. General

The businesses of Juniper Group, Inc. (the "Company") are composed of two segments: 1) technology and 2) entertainment services. The Company operates from its Boca Raton office.

1. Technology Services: The Company's technology operations are conducted through our indirect wholly owned subsidiary, Juniper Services, Inc. ("Services").

2. Entertainment: The Company's entertainment operations are conducted through one wholly owned subsidiary of Juniper Entertainment Inc. ("JEI"), which is a wholly owned subsidiary of the Company.

B. Business of the Issuer

1. Technology Services:

a) Broadband Technology Services

The Company's broadband communication services are conducted through Services, which was formed in the latter part of 2004. Services operates the Company's wireless and cable broadband installation services on a national basis under a new business model and with new management and new staff. Its focus has been on the expansion of its integration and support of broadband connectivity for residential and business environment under local, regional and national contracts with wireless and cable service providers and equipment vendors. Its direction is to support the increase demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations.

As the broadband and telephone companies are looking to reposition into an all-in-one service provider, many hope to provide a bundle service that includes data, voice and video.

The US broadband market reached an important inflection point in late 2004 and early 2005 when the number of broadband Internet users overtook dial-up users for the first time. eMarketer estimates that there are now over 105 million broadband users in the U.S. and that this will rise to over 124 million in 2006 and will exceed 157 million in 2008.

Rising broadband penetration is contributing to e-commerce growth, helping transform the Web into a truly multimedia environment and making new Internet services such as VoIP telephony a reality. The implications and opportunities for online advertising and marketing are extensive.

The major attractions for broadband customers of broadband access to the Internet is the "always on" and the high-speed performance of broadband access. Recently, the addition of Voice Over IP, "VoIP" and other new services offered by broadband service providers has further increased the market demand for broadband connectivity. These new offerings have also increased the average per-customer and per-install revenues derived from broadband customers. The result creates a driving need for greater bandwidth. In addition, the build out of local municipal WiFi services are on the increase of this dramatic growth which has created a shortage of high quality broadband integration service contractors in the industry.

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

The Company chose to concentrate the Company's efforts in 2006 on assuring the implementation of its services to its key national providers.

The Company believes that this trend for outsourcing in the deployment and support for Broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, the Company believes that its prospects for the expansion of its broadband technology business are good and an increase in the demand for the deployment and maintenance service of tower/antenna system services are strong for 2006. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services has deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its clients "speed to market" needs. Predominantly, this increased workload has been subcontracted out in order to protect cash flow.

In 2005, efforts were directed towards adding major new accounts in the cable and wireless segments of the market. The Company signed national contracts with Comcast, Time-Warner and Cox Communications. The Company commenced the implementation of work on these contracts and met all of its revenue and earning targets under an agreed-upon business plan approved by its investment banker. The investment banker only provided limited capital amount and not the amount committed. The failure to secure additional funds materially and adversely affected the Company's business operations. Specifically, the Company has had to cease its operation in Memphis and Columbia with Time Warner and its operation in Detroit with Comcast. Also, the Company had missed a significant opportunity with Cox Communications in the New Orleans market following the Katrina disaster. The Company is hopeful that it can repair any damage caused to its credibility and relationship with these major MSOs by reason of ceasing those operations.

Services establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company.

Services' opportunity to exploit the new infrastructure integration demand for its services and to take advantage of future cable and wireless opportunities are limited by a number of factors:

            (i) These include its ability to financially support the agreements entered into and to finance continuing growth and fund technician recruitment, training and payroll, as well as the financing of operating cash flow requirements from expansion of its high quality technician services to the broadband providers in order to meet the demand for its services. This will require additional financing on a timely basis.

            (ii) To maximize capital availability for potential new services, the Company evaluates opportunities for services to its customer based on capital investment requirements, the potential profit margin, and the customer's payment practices.

            (iii) Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables and helping cash flow. The issues that rank high on evaluating new business opportunities are the customer's accounts receivable payments and the Company's derived gross profit margins. The Company continues to evaluate new business opportunities with respect to their receivables and payment practices.

b) Juniper Communications, Inc.

The Company's other wholly owned technology subsidiary, Juniper Communications, Inc. ("JCOM") has discontinued its services provided to Cablevision in 2005 due primarily to difficulties in collecting balances owed by Cablevision. JCOM has ceased all the services and has terminated all of its management and staff personnel. This business model which supported Cablevision installation by JCOM's internal staff was entirely distinct from that used by Services.

Competition and Risk Factors

Services for Broadband infrastructure deployment have been provided by a mix of in-house service organizations and outsourced support providers. Most cable, satellite and wireless service providers use a mix of both as sources to satisfy their customer requirements. Most contracted Broadband installations still remain in the hands of small independent contractors.

The Company continues to believe that the present state of this fragmented industry will continue to change as smaller companies become acquired by larger companies. Mastec, General Dynamics Wireless Service and AFL Network Services are examples of firms showing early growth in the Broadband deployment segment of this marketplace. The Company business model is geared to assimilate these smaller companies as part of its growth strategy.

The Company believes that the opportunity continues for significant growth in this market. However, many of our current and potential competitors may have substantial competitive advantages relating to the Company including:

            (i) longer operating histories;

            (ii) significantly greater financial resources;

            (iii) more technical and marketing resources;

            (iv) greater brand name recognition; and

            (v) larger existing customer base.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to develop, promote and sell their services than the Company can.

Despite the Company's good performance versus its competitors to date, there is no assurance that the Company's limited financial resources can allow it to take full advantage of these successes, nor that it will be able to finance major growth or acquisition opportunities.

AN ECONOMIC DOWNTURN OR REDUCED CAPITAL EXPENDITURES IN THE INDUSTRIES WE SERVE MAY RESULT IN A DECREASE IN DEMAND FOR OUR SERVICES.

Commencing in 2001 and through 2003, the communications industry suffered a severe downturn that resulted in reduced capital expenditures for infrastructure projects, even among those customers that did not experience financial difficulties. Although the Company's strategy is to increase the percentage of its business derived from large, financially stable customers in the communications, utility and government industries, these customers may not continue to fund capital expenditures for infrastructure projects at current levels. Even if they do continue to fund projects, the Company may not be able to increase its share of that market. Bankruptcies or decreases in the company's customers' capital expenditures and disbursements could reduce the Company's revenue, profitability or liquidity.

MANY OF THE INDUSTRIES WE SERVE ARE SUBJECT TO CONSOLIDATION AND RAPID TECHNOLOGICAL AND REGULATORY CHANGE, AND OUR INABILITY OR FAILURE TO ADJUST TO OUR CUSTOMERS' CHANGING NEEDS COULD REDUCE DEMAND FOR OUR SERVICES.

The Company derives, and anticipates that it will continue to derive, a substantial portion of its revenue from customers in the communications industry. The communications industry is subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services the Company provides. New or developing technologies could displace the wire line systems used for the transmission of voice, video and data, and improvements in existing technology may allow communications providers to significantly improve their networks without physically upgrading them. Additionally, the communications industry has been characterized by a high level of consolidation that may result in the loss of one or more of the Company's customers.

OUR INDUSTRY IS HIGHLY COMPETITIVE WHICH MAY REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

The industry is highly fragmented, and the Company competes with other companies in most of the markets in which the Company operates, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. The Company also faces competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services we provide. There are relatively few barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.

MOST OF OUR CONTRACTS DO NOT OBLIGATE OUR CUSTOMERS TO UNDERTAKE ANY INFRASTRUCTURE PROJECTS OR OTHER WORK WITH US.

A significant portion of the Company's revenue is derived from service agreements. Under the service agreements, the Company contracts to provide customers with individual project services, through work orders, within defined geographic areas on a fixed fee basis. Under these agreements, the Company's customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under service agreements could result in a decline in the Company's revenue, profitability and liquidity.

WE MAY NOT ACCURATELY ESTIMATE THE COSTS ASSOCIATED WITH OUR SERVICES PROVIDED UNDER FIXED-PRICE CONTRACTS WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

A substantial portion of the Company's revenue is derived from master service agreements and other service agreements that are fixed price contracts. Under these contracts, the Company sets the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be less than the Company's set prices. The customer profitability is therefore dependent upon the Company's ability to accurately estimate the costs associated with its services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for our contracts exceed our estimates, which could reduce our profitability and liquidity.

OUR BUSINESS IS SEASONAL AND IS AFFECTED BY ADVERSE WEATHER CONDITIONS AND THE SPENDING PATTERNS OF OUR CUSTOMERS, EXPOSING US TO VARIABLE QUARTERLY RESULTS.

The budgetary years of many of our specialty infrastructure services customers end December 31. As a result, some of our customers increase their expenditures and work order requests towards the end of the year to satisfy their budgets creating a reduced expenditure for the fiscal first and second quarter . Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. As a result, we experience reduced revenue in the first and second quarters of each calendar year.

Natural catastrophes such as the recent increase in hurricanes in the United States could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which in turn could significantly impact the results of any one or more of the Company's reporting periods.

INCREASES IN THE COSTS OF FUEL COULD REDUCE OUR OPERATING MARGINS.

The price of fuel needed to run the Company's vehicles and equipment is unpredictable and fluctuates based on events outside the Company's control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of the Company's contracts do not allow us to adjust pricing. Accordingly, any increase in fuel costs could reduce our profitability and liquidity.

WE MAY CHOOSE, OR BE REQUIRED, TO PAY OUR SUBCONTRACTORS EVEN IF OUR CUSTOMERS DO NOT PAY, OR DELAY PAYING, US FOR THE RELATED SERVICES.

The Company could use subcontractors to perform portions of our services and to manage work flow. In some cases, the Company pays the subcontractors before customers pay the Company for the related services. If the Company chooses, or is required, to pay its subcontractors for work performed for customers who fail to pay, or delay paying, the Company for the related work, we could experience a decrease in profitability and liquidity.

OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS COULD RESULT IN SIGNIFICANT LIABILITIES.

Some of the work the Company performs is in underground environments. If the field location maps supplied to the Company are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we may be liable for fines and damages.

In addition, new environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require the Company to incur significant costs or become the basis for new or increased liabilities that could negatively impact our profitability and liquidity.

OUR BUSINESS IS SUBJECT TO HAZARDS THAT COULD RESULT IN SUBSTANTIAL LIABILITIES AND WEAKEN OUR FINANCIAL CONDITION.

Construction projects undertaken by the Company's employees involve exposure to electrical lines, heavy equipment, mechanical failures and adverse weather conditions. If serious accidents or fatalities occur, the Company may be restricted from bidding on certain work or could cause the Company to be unable to obtain bonding or increased coverage and certain existing contracts could be terminated. In addition, if the Company's safety record were to deteriorate, the Company's ability to bid on certain work could suffer. The occurrence of accidents in our business could result in significant liabilities or harm the Company's ability to perform under its contracts or enter into new contracts with customers, which could reduce the Company's revenue, profitability and liquidity.

MANY OF OUR COMMUNICATIONS CUSTOMERS ARE HIGHLY REGULATED AND THE ADDITION OF NEW REGULATIONS OR CHANGES TO EXISTING REGULATIONS MAY ADVERSELY IMPACT THEIR DEMAND FOR OUR SPECIALTY CONTRACTING SERVICES AND THE PROFITABILITY OF THOSE SERVICES.

Many of the Company's communications customers are regulated by the Federal Communications Commission. The FCC may interpret the application of its regulations to communication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on the Company's communications customers and adversely impact the profitability of the services they provide, then demand for our specialty contracting services may be reduced.

OUR FUTURE OPERATIONS ARE CONTINGENT ON OUR ABILITY TO RECRUIT EMPLOYEES.

In the event the Company is able to obtain necessary funding, it will expect to experience growth in the number of employees and the scope of the Company's operations. In particular, the Company may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to: implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees would result in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. The Company may not be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. The Company may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ADDRESS MARKET OPPORTUNITIES.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company may be unable to finance its operations. By adjusting its operations and development to the level of capitalization, the Company believes it will have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on its business, results of operations liquidity and financial condition and would prevent the Company from being able to utilize potential market opportunities.

WE SHALL BE REQUIRED TO SEEK ADDITIONAL MEANS OF FINANCING.

On December 28, 2005 and March 14, 2006 the Company entered into a financing arrangement involving the sale of an aggregate of $1,300,000 principal amount of callable secured convertible notes. However, there can be no assurance that the Company will generate adequate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly, the Company would be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. The Company's failure to successfully obtain additional future funding may jeopardize its ability to continue its business and operations model.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

2. ENTERTAINMENT SERVICES

Juniper Pictures, Inc. ("Pictures") has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, the Company has reduced its efforts in the distribution of film licenses to commit and focus its resources on the growth of the Broadband Technology business, which, during that time, the Company believes was the most efficient and cost effective strategy for the Company to maximize revenue. Accordingly, Pictures generated revenue of $55,400 in 2005 and $47,600 in 2004.

Most recently, during the Company's annual re-evaluation of its film rights, it determined that a large number of films in its library had been pirated in 2005. The Company accordingly re-evaluated its film library by taking into account the recent pirating of its film in the domestic and international DVD and TV markets. This re-evaluation was as a result of the Company's ascertaining that the distribution of these films would have an impaired market value since it had been pirated in multiple distribution areas. The Company is currently evaluating for potential legal recourse.

Competition

Competition is intense in the motion picture distribution industry. The Company will reallocate more of its time and effort to the sale of film licenses in 2006, if Company resources are available. The Company is in competition with other motion picture distribution companies, including many of which have greater resources than the Company, both in the acquisition of distribution rights to film properties and the sales of these properties to the various markets (i.e. Internet, pay, cable and television). Based upon the current market conditions, piracy, competition and resources necessary to maintain a presence in the market, the Company will continue to evaluate its position in the market.

Major Customers

In 2005, Time Warner, Cox Communication and Cablevision accounted for 27%, 27% and 16% of the total revenue of the Company. In 2004, Cablevision accounted for 93% of the total revenue of the Company. The Company's strategy for 2006 is to continue to reduce its' dependence on a single customer and increase its' revenue base to many other broadband providers. During the second half of 2004, JCOM experienced difficulties in collecting its receivables from Cablevision. As a result, the Company discontinued the services provided to Cablevision.

Employees

James A. Calderhead joined the Company's broadband services in February 2005. Mr. Calderhead has initiated the Company's activities in this new infrastructure and implemention segment of the operation as its President.

As of April 5, 2006, the Company had 5 full-time employees and 10 part-time employees and independent contractors.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's headquarters offices are located at 20283 State Road, Suite 400, Boca Raton, Florida 33498, and has satellite offices at 111 Great Neck Road, Great Neck, New York 11021 and 5326 Main Street, Spring Hill, Tennessee 37174. The Company lease in Boca Raton is on month to month lease. Services lease in Nashville is for twelve months expiring 8-15-06. Juniper Pictures sublease from Entertainment Financing, Inc. ("EFI") is on a monthly basis and the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord.

ITEM 3. LEGAL PROCEEDINGS

In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note for $105,000, maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company filed the judgment in New Jersey, the state in which the subscriber resides. During December 2004, the Company agreed to a settlement consisting of four payments by the subscriber totaling $130,000 over the period December 2004 through April 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASERS OF SECURITIES

As of December 31, 2003, the Company voluntarily withdrew its NASDAQ listing and applied to be traded on the Over-the-Counter market on the NASD OTC Bulletin Board ("OTCBB"). The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded on the OTCBB. The following constitutes the high and low sales prices for the common stock as reported by OTCBB for each of the quarters of 2004 and 2005, respectively. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                           2004               HIGH                  LOW
      FIRST QUARTER                         $1.010               $0.190
      SECOND QUARTER                         0.550                0.300
      THIRD QUARTER                          0.530                0.260
      FOURTH QUARTER                         0.350                0.250

                           2005               HIGH                  LOW
      FIRST QUARTER                         $0.350               $0.130
      SECOND QUARTER                         0.200                0.075
      THIRD QUARTER                          0.150                0.065
      FOURTH QUARTER                         0.095                0.020

(1) NON-VOTING PREFERRED STOCK

Preferred stockholders are entitled to receive a dividend out of assets legally available for payment at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock accumulate. In January of each year of 2005 and 2006, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. Accrued and unpaid dividends at December 1, 2005 were $22,811. No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set aside, which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

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

(2) SERIES B VOTING PREFERRED STOCK

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after the registration statement filed on February 14, 2006 is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. The holders of the Series B Preferred Stock shall have the right to vote together with the holders of the Corporation's Common Stock, on a 30 votes per share basis (and not as a separate class) on all matters presented to the holders of the Common Stock. The foregoing holders were existing investors before they did the exchange.

(3) SERIES C VOTING PREFERRED STOCK

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company's Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company has at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of he Series C Preferred Stock shall have the right to vote together with the holders of the Corporation's Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.

As of April 5, 2006, there were approximately 300 shareholders of record of the Company's Common Stock, excluding shares held in street name.

As of January 31, 2006, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

EQUITY COMPENSATION PLAN INFORMATION


------------------------------------ ------------------------ ----------------------- ---------------------------
PLAN CATEGORY                         NUMBER OF SECURITIES       WEIGHTED AVERAGE        NUMBER OF SECURITIES
                                        TO BE ISSUED UPON       EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                                           EXERCISE OF         OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
                                      OUTSTANDING OPTIONS,     WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
                                       WARRANTS AND RIGHTS                              (EXCLUDING SECURITIES
                                                                                       REFLECTED IN COLUMN (A)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                     (A)                       (B)                     (C)
------------------------------------ ------------------------ ----------------------- ---------------------------
EQUITY COMPENSATION PLANS APPROVED             -0-                     -0-                       -0-
BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS NOT               2,484,999                 $0.16                      -0-
APPROVED BY SECURITY HOLDERS

TOTAL                                       2,848,999                 $0.16                      -0-




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION OF 2005 OPERATIONS

In the first half of 2005, Services seeing an upsurge in the demand for cable and infrastructure integration services had entered into agreements with Time Warner for Columbia, South Carolina and Memphis, Tennessee, Comcast in Detroit, Michigan and Cox Communications for Hampton Roads, Virginia.

The Company followed the business plan to seek diversified balance in its business base among the various competing segments of the rapidly expanding broadband market place, including cable, wireless and broadband vender segments.

During this period, the Company continued to evaluate the performance of current and potential new customers in terms of service pricing costs and payments to assure the profitability and positive cash flow operations.

The Company continued to work on the identification of higher margin areas for growth in 2005, and found major opportunities in several key areas of wireless broadband and infrastructure wiring and cabling services that Juniper target subject to financing.. The foremost of these are support for the deployment and maintenance of tower/antenna system services. Wireless broadband is primarily being supported by smaller companies qualified and skilled at performing cellular and wireless installations on such towers. Building alliances with companies in this key segment of the Broadband market, Services developed strategies and capabilities and began its entry into this attractive and high growth portion of the marketplace. The Company had signed an agreement to provide its service to Motorola Inc.
and began providing services as Motorola's exclusive Professional Services provider for Canopy product wireless tower and subscriber antenna installations in the later part of 2004. The Company invested up-front costs during early 2005 in order to meet customer requirements and provide customer satisfaction.

In August 2005, the Company's investment banker, in connection with the Company's receipt of $300,000 from a single accredited investor, committed to raise an additional $300,000 for the Company. These funds were to be used to execute the business plan which the Company had developed over a period of several months with the assistance of the investment banker. The Company then expended the first $300,000 in accordance with its business plan. In so doing, the Company met all of its revenue and earnings targets under the agreed-upon business plan. The investment banker however, only provided the Company with an additional $25,000. The failure to secure additional funds materially and adversely affected the Company's business operations. Specifically, the Company had to cease its operation in Memphis and Columbia with Time Warner and its operation in Detroit with Comcast. Also, the Company missed a significant opportunity with Cox Communications in the New Orleans market following the Katrina disaster. The Company is hopeful that it can repair any damage caused to its credibility and relationship with these major MSOs by reason of discontinuing those operations. The operations that were suspended were generating approximately 30% gross profit margins prior to the Company's cessation of operations in those markets due to lack of funding. The Company severely reduced its efforts in growing its revenue and focused on securing new capital resources.

The Company was able to find a new investor, and entered into a Securities Purchase Agreement with Investors on December 28, 2005 and March 14, 2006 for the sale of (i) $1, 300,000 in Callable Secured Convertible Notes and (ii) stock purchase warrants to buy 8,000,000 shares of common stock. The Company, to date, has sold $800,00 in callable convertible notes and an additional $500,000 in callable secured notes is expected to be sold following the Registration Statement filed on February 14, 2006 being declared effective.

The proceeds received from the sale of the callable secured convertible notes have been and will continue to be, used to pay for Services' acquisition of New Wave Communications, Inc. ("New Wave"), business development purposes, working capital needs, payment of certain past due taxes, payment of consulting, legal fees and repayment of certain debt.

Services acquired on March 16, 2006 all outstanding shares of New Wave, making it a wholly owned subsidiary of Services.

New Wave is a quality industry leader in providing wireless communication infrastructure buildout. New Wave's core business is to provide tower buildout, as well as antenna inline placement for lease space or existing towers for business and residential community wireless network customers, as well as independent local carriers who wish to offer broadband services to their existing customers. New Wave is the company of choice for the five current market leaders in this industry. The acquisition of New Wave has added a new dimension to the fundamentals of Services and will allow Services to cross pollinate its customer base creating a wider market space for its base business. This will bring our broadband focus into a wireless market through voice data and streaming video.

The Company reserves against receivables from customers whenever it is determined that there may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to the Company. There is no assurance that the Company will be successful in obtaining additional financing for these efforts, nor can it be assured that its services will continue to be provided successfully, or that customer demand for its services will continue to be strong despite anticipated customer workloads through 2006.

RESULTS OF OPERATIONS

Fiscal Year 2005 Vs Fiscal Year 2004

The Company is currently utilizing its resources to build the technology portion of its business, and has not devoted resources toward the promotion and solicitation of its film licenses for the past several years. In 2005, Pictures generated $55,400 of revenue however, the Company has, on a limited basis, continued looking for outside salesmen to help market and merchandise the films to newly evolving markets as well as existing markets that are not currently under license or have been pirated. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

On December 30, 2005, Services entered into a binding Letter of Intent with New Wave providing for the purchase by Services of all outstanding shares of New Wave. New Wave's business is the deployment, construction and maintenance of wireless communications towers and related equipment. The Company, through Services, agreed to pay New Wave $817,000 in cash and securities, which will be payable in installments. On March 16, 2006, Services consummated the acquisition of New Wave by entering into a Stock Exchange Agreement and Plan of Reorganization with New Wave.

The Company's revenues, which were all in the technology and entertainment services segments, decreased to $580,500 from $1,329,000 in 2004, representing a 44% decrease.

The decrease in this segment was mainly attributed to the ceased operations by JCOM in 2005, as the business segment recorded $525,000 of its 2005 revenue as compared to $1,281,600 in 2004, or a 40% decrease.

The decrease in revenue in this segment was due to Services inability to execute its business plan, which the Company had developed over a period of several months. But without additional funding from the investment bankers, we were unable to bring the business plan into fruition.

This lack of funding required the Company to halt all further growth with new contracts and, in fact, ceased its operations in Memphis, Tennessee and Columbia, South Carolina, and in Detroit, Michigan with Comcast. Also, the Company had to suspend its operations in Hampton Road, Virginia and had missed a significant opportunity with Cox Communication in the New Orleans market following the Katrina disaster. The Company is hopeful that it can repair any damage caused to its credibility and relationship with its major customers by reason of discontinuing those operations and not being able to address the new opportunities.

In 2005, the Company's gross profit decreased to $66,000 from $263,000, an 11% gross profit margin in 2005 from a gross profit margin of 19.% in 2004. The decrease in gross profit margin was attributed mainly to the fact that revenue had ceased in the suspended cable markets, yet it was necessary to keep technician there in order to perform standard closing operational and internal control procedures. This increase cost of operating of 93% for 2005 compared to 83% for 2004 in this segment of the business.

Selling, general and administrative expenses decreased to $1,895,800 in 2005 from $2,251,,000 in 2004, a 16% decrease.

Of the $1,895,800 selling, general and administrative expenses for 2005, approximately $1,258,000 or 56% was attributed to the operation of JCOM, compared to $1,429,000 or 63% in 2004. The decrease of $638,000 in 2005 from 2004, is primarily attributed to an decrease in salary and employee benefits of $359,000, legal costs of $54,000, workers compensation, health and liability insurance costs of $116,000 and depreciation expense of $56,000 . During 2005, the parent company reduced its SG & A by approximately $199,000. Decrease was primarily attributed to decrease in consulting fees of $130,000 and rent of $38,000.

Services was formed in the latter part of 2004 and did not have any activity that year. During 2005, Services hired new management and new staff in order to implement its new business model and had incurred expenses in SG&A in the amount of $635,000. This amount was primarily attributed to salaries and employee benefits of $293,000, consulting fees at $97,000, and rent of $47,000.

In 2005, the Company incurred inordinate charges of $1,654,000 for re-evaluation of the rights to the film library, due to extensive pirating during the year. The Company also wrote off in 2005 its $200,000 investment in NetDive, since NetDive ceased doing business in 2005, and goodwill of $209,000, since all operations pertaining to the JCOM have ceased.. These charges are reflected separately in the Statement of Consolidated Income.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had a working capital deficit of ($1,166,000), compared to a working capital deficit of ($1,144,000) at December 31, 2004. The ratio of current assets to current liabilities was 0.31:1 at December 31, 2005, and 0.25:1 at December 31, 2004. Cash flow used for operations during 2005 was ($742,000),, compared to cash flow used for operations during 2004 of ($1,270,000). The Company's operations in 2005 were funded primarily by Convertible Debentures of $822,000 and sales of common stock of $300,000 The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions.

The Company invested predominantly all of its resources in 2005 in the growth of Services by the expansion of its executive and management team in order to be able to improve its ability to service national contracts (i.e. Time Warner, Cox Communications, and Comcast) and the implementation of wireless broadband services especially performance and scalability of its Service business until it was required to scale down its operations due to the investment bankers inability to fund the business model it has approved..

In the latter part of the fourth quarter 2004, the Company signed a Professional Services Agreement with Motorola and was appointed as an exclusive Motorola-Canopy Provider for Installations and Services contracted nationwide by Canopy's direct sales organization, which is focusing on major telecommunications companies.

The Company supported several pilot programs in Kansas and North Carolina performing site surveys and tower installations for Motorola Canopy's project with Sprint. These initial services were highly successful and Motorola anticipated a major rollout of Canopy systems in many Sprint territories in 2005. However, due to the lack of funding by the investment banker to continue in the implementation of its business plan, the Company was required to discontinue its Motorola services and scale down its management and staff personnel.

On March 16, 2006, Juniper Services, an indirect wholly owned subsidiary of the Company entered into a Stock Purchase Agreement and Plan of Reorganization with New Wave, providing for purchase by Services of all the outstanding shares of New Wave. New Wave's business is the deployment, construction and maintenance of wireless-communication towers and related equipment. Services has agreed to pay New Wave $817,000 in cash and securities, which is being paid in installments.

The Company has no other material commitments for capital expenditures or acquisition of films. If cash flow permits, however, the Company plans to enhance its information and telecommunication system capabilities to more efficiently and effectively provide for services for the Company. During 2005, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $1,121,800 for working capital, and for the payment of debt through the sale of unregistered securities (convertible debentures, notes payable and common stock). Among the obligations that the Company has not had sufficient cash to pay our payroll obligations. Certain employees have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees based upon the unpaid net pay and the current market price of the stock. Additionally, the Company registered these shares so that the employees can immediately sell their stock in the open market. A plan of payment for the past due payroll taxes is currently being negotiated.

The Company has suffered recurring losses from operations which raised substantial doubt about its ability to continue as a going concern. The Company believes that it will need additional financing to meet its operating cash requirements for the current level of operations during the next twelve months and will require additional capital in order to complete its planned expansion. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations. This program has been implemented throughout the Company in all executive, management, administrative and operational groups. ..The Company has instituted a series of operational refinements, which are aimed at increasing its gross margins from both its cable and wireless implementation services. The Company has reorganized its staffing model for more efficient use of its field personnel. It has adjusted its mix of fixed and variable costs to assure that its operational expenses more closely match customer workflow demands.

The Company has created compensation incentive programs for both technical and management personnel focused on performance and productivity. Additionally, part of the Company's plan includes raising additional funds either through issuance of debt or equity. From January 1, 2006 through April 5, 2006, the Company raised approximately $300,000, through offerings under private placements or convertible debentures. The Company intends to raise the necessary funds it may require for the remainder of 2006 through public or private sales of securities. If the Company is unable to fund its cash flow needs, it may reduce or stop planned expansion, or scale back operations.

The Company currently does not have any lines of credit.

During 2005 and 2004, the Company focused its resources on the growth of Services business, which during that time was the most efficient and cost-effective strategy for the Company to maximize the growth of its revenue.

Technology and Entertainment  Services

During the year end, the Company has taken advantage of its suspended cable installation services by revising its operations delivery model and by restructuring its direct and operational overhead cost structure. The Company is instituting series of operational refinements which are aimed at increasing the gross margins from its cable broadband implementation services. The Company has reorganized its staffing model for more efficient use of its field personnel. It has implemented reductions in its fixed and variable costs to assure that its operational expenses more closely match customer and company expectations. The Company has further revised its compensation programs for both technical and management personnel with increased focus on performance and productivity. Services has acquired New Wave, and the Company feels that this acquisition will add customer growth and operational support.

Seasonality

The Company has found that the cable Broadband business slows down in December through February. This is offset by a heavy demand for wireless broadband services in the fourth quarter in order to meet the customers required budgeting expenditures.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Backlog

None

ITEM 7. FINANCIAL STATEMENTS

The response to this item follows Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2006, the Company (A) dismissed Goldstein and Ganz, CPA's, P.C. ("G&G") as its independent accountant responsible for auditing its financial statements and (B) retained Morgenstern & Company, CPA's, P.C. ("Morgenstern") as its new independent accountant.

G&G's report on the financial statements of the Company for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that their reports for each of the years ended December 31, 2004 and 2003 included an explanatory paragraph stating that the Company had suffered recurring losses from operations, which raised substantial doubt about its ability to continue as a going concern.

The decision to retain Morgenstern was unanimously approved by the Company's Board of Directors.

From the date of the last audited financial Statements through the date of G&G's dismissal, the Company had no disagreements, whether or not resolved, with G&G on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to G&G's satisfaction, would have caused G&G to make reference to the subject matter of the disagreement in connection with its report.

During its two most recent fiscal years, the Company did not consult Morgenstern regarding the application of accounting principles to a specific completed or contemplated transaction, other type of audit opinion that might be rendered on the Company's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Vlado P. Hreljanovic, who holds both positions.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
















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

                                        POSITIONS
NAME                        AGE         W/COMPANY                           DIRECTOR  SINCE
------                      ---         ----------                          ---------------
Vlado P.  Hreljanovic       58          Chairman of the Board,                     1987
                                        President, CEO and CFO

Barry S. Huston             59          Director                                   2000

Peter W. Feldman            61          Director                                   2003

James A. Calderhead         40          President/Juniper Services, Inc.            ---

DIRECTORS

Vlado P. Hreljanovic has been the President, Chief Executive Officer and Chairman of the Board since 1987. Upon graduation from Fordham University, he joined KPMG (formerly Peat Marwick Mitchell & Co.) as an accountant. Mr. Hreljanovic is and has been the sole shareholder, officer and director of Entertainment Financing, Inc., which has no business other than acting as lessee to one of the wholly owned subsidiaries of the Company with offices in Great Neck, New York.

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

KEY EMPLOYEES

James Calderhead joined Juniper Services, Inc. in February 2005 to head up the technology segment of the Company. He brings over 20 Years of experience in telecommunications to the Company. Mr. Calderhead is expert in Cable voice, video and data services and in developing and executing business plans. Mr. Calderhead has previously directed the deployment of operating support systems and software to support major new customer opportunities.

Before joining Juniper Services, Inc., Mr. Calderhead was previously employed at 180 Connect as a Regional Operations Executive and as a Sr. Director of Operations. He managed all technical staff supporting cable services accounts, increasing personnel from 300 to 800 in one year. He achieved organic growth to $10 million while focused on profitability and customer satisfaction. Mr. Calderhead acquired large company operations and integrated them successfully, and initiated the company's market entry as an Integrated Communications Provider by launching new services. He also facilitated streamlining processes and procedures to improve operations and standardized reporting and implemented improved practices and procedures in parallel in all company territories nationwide. Mr. Calderhead changed the overall culture of the employee base and assisted in successful public offering of 180 connect.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2005 through December 31, 2005, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year for services provided to us and our subsidiaries in 2005, 2004 and 2003.

Summary Compensation Table

All amounts below are restated, if applicable, to give effect to the June 5, 2003, 1 for 8 reverse stock split.


---------------------- ---------------------------------------------- --------------------------------------------------------------
                                                                      LONG TERM COMPENSATION
---------------------- ---------------------------------------------- ------------------------------- ------------------------------
                       ANNUAL COMPENSATION                            AWARDS                          PAYOUTS
---------------------- ---------------------------------------------- ------------------------------- ------------------------------
                                                                                        Securities
                                                                                          Under-
Name  And                                                 Other          Restricted       Lying
Principal                                                 Annual           Stock         Options/      LTIP        All Other
Position                Year     Salary ($)   Bonus ($)  Award(s)($)   Compensation($)    SARs (#)    Payouts ($)  Compensation ($)
---------------------- -------- ------------ ---------- ------------- ---------------- -------------- -----------  -----------------

---------------------- -------- ------------ ---------- ------------- ---------------- -------------- -----------  -----------------
Vlado  P.              2005     156,797(1)          0          0            --           --             --           45,452(2)
Hreljanovic,           2004     92,975(3)           0          0            --           500,000(4)     --           52,233(5)
Chief Executive        2003     67,836(6)           0          0            --           250,000(7)     --           53,871(8)
Officer
---------------------- -------- ------------ ---------- ------------- ---------------- -------------- -----------  -----------------
James  A.              2005     121,538(9)          0          0            --           300,000(10)    --           13,270(11)
Calderhead
President,
Juniper
Services
---------------------- -------- ------------ ---------- ------------- ---------------- -------------- -----------  -----------------

         (1) Throughout 2005, Mr. Hreljanovic received 786,464 shares as payment of net salary of $62,288 for a gross salary of $99,030 and has accrued and not received a net salary of $39,291 for a gross of $57,767.
         (2) Other compensation for Mr. Hreljanovic in 2005 was primarily comprised of automobile lease payments and insurance of $25,290 and health and life insurance of $20,162.
         (3) Throughout 2004, Mr. Hreljanovic received 155,464 shares as payment of net salary of $58,143 from a gross salary of $92,975.
         (4) In 2004, Mr. Hreljanovic received options to purchase 500,000 shares of our common stock at an exercise price of $.21 per share as consideration for his efforts to develop JCOM. These options had provision for cashless conversion. As of April 5, 2006, the options were unexercised.
         (5) Other compensation for Mr. Hreljanovic in 2004 was primarily comprised of automobile lease payments and insurance of $25,290 and health and life insurance of $26,943.
         (6) Throughout 2003, Mr. Hreljanovic received 46,518 shares of our common stock as payment of net salary of $62,636 from a gross salary of $67,836.
         (7) In 2003, Mr. Hreljanovic received options to purchase 250,000 shares of our common stock at an exercise price of $0.32 per share as consideration for his efforts to develop JCOM. These options had provisions for cashless conversion, and during 2004, these options were exercised.
         (8) Other compensation for Mr. Hreljanovic in 2003 was primarily comprised of automobile lease payments and insurance of $24,222 and health and life insurance of $29,649.
         (9) For the year ended December 31, 2005, Mr. Calderhead received as payment of net salary of $94,154 for a gross salary of $121,538.
         (10) In 2005, Mr. Calderhead received option to purchase 300,000 shares of our common stock at exercise price of $0.31 per share subject to the Company achieving a cumulative gross revenue of $18,750,000 bought by and generated through Mr. Calderhead's direct efforts within the first twenty four (24) months and maintaining a 10% EBITDA.
         (11) Other compensation for Mr. Calderhead for year ended December 31, 2005 was primarily comprised of automobile reimbursement payments of $4,800 and healthcare insurance of $8,470.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTIONS

-------------------------------------- --------------- --------------- ------------------------- --------------------
                                                                              Number of               Value of
                                                                              Securities             Unexercised
                                                                        Underlying Unexercised      In-The Money
                                         Shares (1)                    Options at Year End (#)       Options at
                                          Acquired                           Exercisable/           Year-end ($)
                                             On            Value            Unexercisable           Exercisable/
     Name and Principal Position          Exercise        Realized                                  Unexercisable
-------------------------------------- --------------- --------------- ------------------------- --------------------
Vlado P. Hreljanovic                                                                                      $  - / $ -
Chairman of the Board and                           -                                 500.000/0
Chief Executive Officer (2)                            $            -
-------------------------------------- --------------- --------------- ------------------------- --------------------
Barry Huston                                                                                              $  - / $ -
Director                                            -                                 150.000/0
                                                       $            -
-------------------------------------- --------------- --------------- ------------------------- --------------------
Peter Feldman                                                                                             $  - / $ -
Director                                            -                                 100.000/0
                                                       $            -
-------------------------------------- --------------- --------------- ------------------------- --------------------
James A. Calderhead                                                                                       $  - / $ -
President                                           -                                 300.000/0
                                                       $            -
-------------------------------------- --------------- --------------- ------------------------- --------------------

(1) In 2004, Mr. Hreljanovic, Mr. Huston and Mr. Feldman received options to purchase 500,000, 150,000 and 100,000 shares of common stock, respectively, at the exercise price of $0.21 per share for Mr. Hreljanovic, and $0.19 for Mr. Huston and Mr. Feldman, as additional compensation as a member of the Board of Directors. At December 31, 2005, options belonging to Mr. Hreljanovic, Mr. Huston and Mr. Feldman of 500,000, 150,000 and 100,000, respectively, were unexercised.

In 2005, Mr. Calderhead received options to purchase 300,000 shares of common stock at the exercise price of $0.31 per share. At April 5, 2006, options belonging to Mr. Calderhead of 300,000 were unexercised.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors have authorized a two year extension expiring on April 30, 2007 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2005 was scheduled to be approximately $214,564. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for services rendered to the Company. Due to a working capital deficit, we are unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego $57,767 of his salary for 2005. Pursuant to his employment agreement and in our best interests, in lieu of cash, Mr. Hreljanovic agreed to accept the issuance of shares of our common stock as a part of the payment for the unpaid salary of 2005. In 2005, we issued 786,464 shares of common stock valued at $62,287 as payment of Mr. Hreljanovic's net salary. In 2004, we issued 155,464 shares of common stock valued at $58,145 as payment of Mr. Hreljanovic's net salary.

Under the terms of this employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to a lump sum cash payment equal to approximately three times his base salary.

On February 7, 2005, we executed an employment agreement with Mr. Calderhead as President of Juniper's Technology Services business. The agreement is for three years and provides for a salary of $140,000 per year plus a sign-on bonus of $10,000. Additionally, the agreement provides Mr. Calderhead with options to purchase 300,000 shares of our common stock at a price of $.31 per share. The options expire on February 7, 2010. The agreement also provides for other usual and customary benefits, such as health insurance and automobile allowances.

STOCK OPTION PLANS

In 2004, we adopted the 2004 Consultant Stock Plan, which supplements all previously adopted plans. These plans allow us to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in our continuing development and success. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten years (five years in the case of a 10% or more stockholders).

At December 31, 2002, for all plans prior to the 2002 Plan, all options issued under the Plans were either exercised or cancelled. During 2003, we issued stock awards for 22,164 shares of common stock under the 2002 Plan. Further with regard to the 2002 Plan, at December 31, 2004, 27,500 options remain unissued and available (see Options Granted in Note 8 - Shareholders' Equity).

With regard to the 2003 Equity Incentive Plan, at December 31, 2004, 1,450,168 shares were issued 49,832 shares remain unissued and available.

With regard to the 2004 Consultant Stock Plan, at December 31, 2004, 1,939,984 shares were issued 60,016 shares remain unissued and available.

OPTION/SAR GRANTS TABLE

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                           Securities            % of Total
                                           Underlying            Options/SARS
                                          Options/SARS            Granted to         Exercise on
                                            Granted              Employees in         Base Price       Expiration
      Name                                    #                 Fiscal Year           ($/Share            Date
James A. Calderhead
President/                                  300,000                 [100]%               $0.31            2/7/10
Juniper Services, Inc.




(1) These options are outstanding and exercisable at December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 5, 2006 (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, (iii) each of the Company's executive officers, and (iv) all of the Company's Executive Officers and Directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

------------------------------------------------------- --------------------      -------------------
                                                        AMOUNT AND NATURE OF
                                                        BENEFICIAL OWNERSHIP      PERCENTAGE OF CLASS
------------------------------------------------------- --------------------      -------------------
Vlado P. Hreljanovic                                           2,837,214 (1)      19.3%
111 Great Neck Road
Suite 604
Great Neck, NY 11021
------------------------------------------------------- --------------------      -------------------
Barry S. Huston
20 Melby Lane
East Hills, NY  11576                                            201,957 (2)      1.4%
------------------------------------------------------- --------------------      -------------------
Peter W. Feldman
111 Great Neck Road
Suite 604
Great Neck, NY 11021                                             100,000 (3)      0.7%
------------------------------------------------------- --------------------      -------------------
James A. Calderhead
5623 Main Street
Suite F
Spring Hill, TN 37174                                             300,000(4)      2.1%
------------------------------------------------------- --------------------      -------------------
All current  directors  and named  officers as a group
(4 in all)                                                      3,439,171         22.5%
------------------------------------------------------- --------------------      -------------------

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

          (4) Includes 300,000 shares of common stock issuable upon exercise of options granted to Mr. Calderhead under his employment agreement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid rent under a sublease during 2005 and 2004 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2005 and 2004 was $87,500 and $80,200, respectively. The sublease is on a month-to-month basis.

The Company acquired distribution rights to two films from a company affiliated with our Chief Executive Officer, for a ten-year license period, which expires on June 5, 2008. We are obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2005, no payments were made to such company and no revenue was recognized from such films.

Throughout 2005 and 2004, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from time to time. The net outstanding balance due to the officer was $40,673 December 31, 2005.

As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 786,464 shares of common stock, valued at $62,288 in 2005 and 155,464 shares valued at $55,143 in 2004.

During 2005, legal services were performed by a firm in which Mr. Barry S. Huston, a member of our Board of Directors, is a Partner. Such services related to the collection and settlement of various receivables. For their services, Mr. Huston's firm receives compensation on a contingent basis (one third upon settlement). During 2005 $13,445 was paid to Mr. Huston's firm and for 2004 $5,147 was paid.

ITEM 13. EXHIBITS
                              Exhibit Description:

2.1 Agreement and Plan of Merger dated as of January 20, 1997 between the Registrant and Juniper Group, Inc., a Nevada corporation (2)
3.1      Certificate of Incorporation of the Registrant, as amended (1)
3.2 Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997 (3) 3.3 Certificate of Incorporation of Juniper Group, Inc., a Nevada corporation. (2)
3.4      By-Laws of the Registrant (1)
3.5 Amendment to the By-Laws of the Registrant approved by shareholders of the Registrant on February 12, 1997
3.6      By-Laws of Juniper Group, Inc., a Nevada corporation (2)
3.7 Certificate of Designation, Power, Preferences and Rights of Series C Preferred Stock (attached hereto)
4.1      1999 Stock Option Plan (2)
4.2      2000 Stock Option Plan (3)
4.3      2001 Stock Option Plan (4)
4.4      2002 Equity Incentive Plan (5)
4.5      2003 Equity Incentive Plan (6)
4.6      2004 Consultant Stock Plan (7)
10.1 Form of Securities Purchase Agreement between Juniper Group, Inc. and certain investors (attached hereto)
10.2 Form of Callable Security Convertible Note issued by Juniper Group, Inc. and certain investors (attached hereto)
10.3 Form of Stock Purchase Warrants issued by Juniper Group, Inc. (attached hereto)
10.4 Registration Rights Agreement between Juniper Group, Inc. to certain investors (attached hereto)
10.5 Security Agreement between Juniper Group, Inc. and certain investors (attached hereto)
10.6 Stock Exchange Agreement and Plan of Reorganization between Juniper Services, Inc. and New Wave Communications, Inc. (attached hereto)
21.1     Subsidiaries of Juniper Group, Inc.
31.1 Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996
(2) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 30, 1999
(3) Incorporated by reference to the Company's Proxy Statement for its Annual Meeting held on December 27, 2000
(4) Incorporated by reference to the Company's Form S-8 filed on October 1, 2001, as amended on October 30, 2001.
(5)      Incorporated by reference to the Company's Form S-8 filed January 3,
         2003.
(6)      Incorporated by reference to the Company's Form S-8 filed July 11,
         2003.
(7)      Incorporated by reference to the Company's Form S-8 filed April 26,
         2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2005 and 2004, the Company changed its' auditors to Morgenstern, Svoboda and Baer, CPA's, P.C., from Goldstein & Ganz, CPA's P.C. Neither firm provided any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Morgenstern, Svoboda and Baer, CPA's, P.C. and Goldstein & Ganz, CPA's P.C. to the Company for the years ended December 31, 2005 and 2004 are as follows:

                                                      2005            2004
                                                    -------         --------

Audit Fees (1)...............                         $34,500        $46,500
All Other Fees ..............                           3,500          2,313
                                                  -----------     ----------
Total Fees for Services Provided                      $38,000        $48,813
                                                  ===========     ==========

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firms...............   F-2

Report of Independent Registered Public Accounting Firms...............   F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004........ ..   F-4

Consolidated Statements of Income for the years ended
December 31, 2005 and 2004.............................................   F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2005 and 2004.............................................   F-6

Consolidated Statements of Shareholders' Equity for the years
ended December 31, 2005 and 2004.......................................   F-7

Notes to Consolidated Financial Statements.............................   F-8

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Juniper Group, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. as of December 31, 2005 and the related consolidated statements of operations, cash flows, and stockholders' equity for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Juniper Group, Inc. as of December 31, 2004, were audited by other auditors whose report date April 18, 2005 expressed an unqualified, going concern, opinion of those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2005 , and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                   /s/MORGENSTERN, SVOBODA & BAER, CPA's, P.C.


Great Neck, New York
April 13, 2006

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2004 and 2003 , and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                        /s/GOLDSTEIN & GANZ, CPA's, P.C.


Great Neck, New York
April 18, 2005

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS



         ASSETS                                                                    December 31,
                                                                        ---------------------------------
                                                                        2005                         2004
                                                                        ----                         ----
Current Assets

Cash.........................................................       $    376,913               $     26,942
       Accounts Receivable-trade (net of allowance)..........             89,410                    177,154
         Prepaid expenses and other current asset............             68,900                    176,042
                                                                     -----------                -----------
     Total current assets....................................            535,223                    380,138
                                                                     -----------                -----------

  Film licenses..............................................            481,829                  2,314,843
  Property and equipment net of accumulated
  depreciation of $580,974 and $703,684 respectively.........            106,939                    548,851
                                                                              -                     200,000
  Goodwill...................................................
  Other Investments..........................................                 -                     209,106
                                                                     -----------                -----------
                                                                     $ 1,123,991                 $3,652,938
                                                                     ===========                ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and accrued expenses...................        $ 1,309,929                 $1,045,350
     Notes Payable - current.................................            343,810                    427,062
     Deferred revenue........................................                 -                       7,250
     Due to officer..........................................             40,673                     37,283

     Due to shareholders.....................................              7,000                      7,000
                                                                     -----------                -----------

Total current liabilities....................................        $ 1,701,412                 $1,523,945
Notes payable - long term....................................            300,000                  1,417,356
                                                                     -----------                -----------

     Total liabilities.......................................          2,001,412                  2,941,301
                                                                     ===========                ===========

Shareholders' Equity
12% Non-voting convertible redeemable preferred
     stock: $.10 par value, 875,000 shares authorized,
     25,357 shares issued and outstanding at
     December 31, 2005 and December 31, 2004:
     aggregate liquidation preference, $50,714 at
     December 31, 2005 and December 31, 2004.................              2,536                      2,536

Voting Convertible Redeemable Series B Preferred
     Stock $0.10 par value 135,000 shares authorized
     117,493 issued and outstanding at December 31,
     2005....................................................             11,749                        -

Common Stock - $.10 par value, 75,000,000 shares
     authorized, 14,232,048 and 9,558,534 issued and
     outstanding at December 31, 2005 and December
     31, 2004, respectively..................................             14,232                      9,558

Capital contributions in excess of par:
     Attributed to Series B Preferred Stock voting...........          2,561,769                         -

Capital contributions in excess of par:
     Attributed to 12% preferred stock non-voting............             22,606                     22,606
     Attributed to common stock..............................         21,571,050                 20,960,671

Retained earnings (deficit)..................................        (25,082,999)               (20,201,206)
Preferred stock dividend payable.............................             22,811                     12,472
                                                                     ===========                ===========
                                                                        (877,421)                   806,637
Less:  Note for subscription receivable......................               __                      (95,000)
                                                                     -----------                -----------

Total Shareholders' equity...................................           (877,421)                   711,637
                                                                     ===========                ===========
Total liabilities & shareholders' equity.....................        $ 1,123,991                $ 3,652,938
                                                                     ===========                ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                         Year Ended December 31,
                                                      -----------------------------
                                                        2005                 2004
                                                      --------             --------
Revenues:
  Technology Services............................... $   525,104         $ 1,281,504
  Entertainment Services............................      55,400              47,550
                                                     -----------         -----------
                                                         580,504           1,329,054
Operating Costs:
  Technology Services...............................     486,878           1,065,748
  Entertainment Services............................          -                   -
                                                     -----------         -----------

                                                         514,953           1,065,748
                                                     -----------         -----------

Gross Profit                                              65,551             263,306

Selling, general and administrative expenses........   1,895,819           2,250,952
Revaluation of film licenses .......................   1,654,939              94,939
Preferred stock dividend............................       6,086               6,086
Interest expense....................................     139,178             134,481
Conversion expense for convertible debentures.......     642,000                  -
Revaluation of Investments..........................     200,000                  -
Loss on Asset Disposition...........................     200,213                  -
Revaluation of Goodwill.............................     209,106                  -
                                                     -----------         -----------

                                                       4,947,344           2,486,458
                                                     -----------         -----------
Net (loss) before other income                        (4,881,793)         (2,223,152)
Other income
  Settlement income                                           -               20,000
                                                     -----------         -----------
Net (loss).......................................... $(4,881,793)        $(2,203,152)
                                                     ===========         ===========
Weighted average number of
  shares outstanding ...............................  18,601,834           8,030,555
                                                     ===========         ===========
Basic and diluted net (loss)
  per common share ................................. $    (0.26)         $    (0.27)
                                                     ===========         ===========





               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          Year Ended December 31,
                                                                                       2005                    2004
                                                                                   -------------           ------------
Operating Activities:                                                             $   (4,881,793)        $   (2,203,152)
Net (loss)
Adjustments to reconcile net cash provided by operating activities:
  Bad Debt......................................................................          53,262
  Amortization of film licenses.................................................          28,075                 41,587
  Depreciation and amortization expense.........................................         131,737                131,737
  Payment of officers' compensation with equity ................................          62,288                 62,288
  Payment of various expenses with equity.......................................          14,700                139,365
  Payment of compensation to employees and consultants with equity..............         228,942                618,337
Beneficial conversion feature...................................................         250,000                     -
  Revaluation of film licenses .................................................       1,654,939                 94,939
  Loss on disposition of assets.................................................         200,213                  4,833
  Debt conversion expense.......................................................         642,000                     -
  Revaluation of investments....................................................         200,000                     -
  Revaluation of goodwill.......................................................         209,106                     -
  Preferred stock dividend declared.............................................          10,339                  6,085
Changes in other operating assets and liabilities:                                                              (90,029)
  Accounts receivable...........................................................          38,069
  Prepaid and other current assets..............................................         107,142                 29,474
  Other assets..................................................................              -                   5,176
  Due to officers and shareholders .............................................           3,390                166,537)
  Due from affiliates...........................................................              -                    (331)
  Accounts payable and accrued expenses.........................................         312,538                 29,815
  Deferred revenue .............................................................          (7,250)                 7,250
                                                                                    ------------        ---------------
  Net cash (used for) operating activities......................................        (742,303)            (1,269,996)
                                                                                    ------------        ---------------
Investing activities:
  Return (Purchase) of equipment and licenses...................................          (5,622)               (94,522)
                                                                                    ------------        ---------------
Net cash (used for) investing activities........................................          (5,622)               (94,522)
                                                                                    ------------        ---------------
Financing activities:
  Payment of borrowings ........................................................         (23,914)              (142,112)
  Proceeds from borrowings .....................................................          21,810              1,335,000
  Proceeds from private placements..............................................         300,000                196,469
                                                                                    ------------        ---------------
Net cash provided by financing activities.......................................       1,097,896              1,389,357
                                                                                    ------------        ---------------
Net increase(decrease) in cash .................................................         349,971                 24,839
Cash at beginning of period ....................................................          26,942                  2,103
                                                                                    ------------        ---------------
Cash at end of period ..........................................................    $    376,913        $        26,942
                                                                                    ============        ===============



               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Non-Voting                         Series B
                                        Preferred Stock             Preferred Stock                    Common Stock
                                  ----------------------------    -----------------     --------------------------------------------
                                                                           Capital
                                                   Capital                 Contri-
                                   Par Value    Contributions     Par    butions in                Contributions
                                    At $.10       In Excess     Value A   Excess of    Par Value     In Excess     Retained Earnings
                                                   Of Par         $.10       Par        At $.001       Of Par           Deficit
                                   --------      -----------     ------   ---------     -------      ----------     ------------
December 31, 2003                    $2,536        $  22,606          0           0     $ 4,529     $19,871,331     $(17,998,054)
Exercise of Options                                                                         168            (168)
Shares issued as
Payment for:
 Various expenses                         -                -                                610         138,755
 Compensation to
 Officers........................         -                -                                155          54,988
 Compensation to
 Employees and
 Consultants.....................         -                -                              2,684         615,653
Various liabilities                       -                -                                 47           8,953
Private placements.                       -                -                                914         195,555
Purchase of Fixed
 Assets..........................         -                -                                451          75,604
Net (loss) for the
 year ended
 December 31, 2004                        -                -                                 -                        (2,203,152)
                                   --------      -----------     ------   ---------     -------      ----------     ------------
December 31, 2004                     2,536           22,606                              9,558      20,960,671      (20,201,206)
                                   --------      -----------     ------   ---------     -------      ----------     ------------
Conversion of con-
 vertible notes..................                                                        18,769       2,346,735
Shares issued as
 payment for:
 Various expense                          -                                                 117          14,583
 Other...........................         -                -                               (334)        (53,065)
 Share exchange..................         -                -     11,749   2,561,769      23,498)     (2,550,020)
Compensation to
 Employees and
 Consultants.....................         -                -                              3,869         287,361
Purchase of fixed                                                                      --------     -----------
 Assets..........................         -                -                               (100)       (149,900)
Sale of common stock                      -                -                              3,250         321,750
Various liabilities                       -                -                              2,601         142,935
Beneficial conversion feature
                                                                                                        250,000
Net (loss) for the
 Year ended
 December 31, 2005...............         -                -                                 -                        (4,881,793)
                                   --------       ----------   --------  ----------   ---------    ------------     ------------
December 31, 2005................  $  2,536       $   22,606   $ 11,749  $2,561,769   $  14,232      21,571,050      (25,082,999)
                                   ========       ==========   ========  ==========   =========    ============     ============






               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PART 1 - DESCRIPTION OF BUSINESS

The business of Juniper Group, Inc. (the "Company") is composed of two segments:

1) Technology Services:
The Company's technology operations are conducted through the Company's indirect wholly owned subsidiary, Juniper Services, Inc.
("Services")

2) Entertainment:
The Company's technology operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc.("JEI"), which is a wholly owned subsidiary of the Company.

Technology and Entertainment Services

a)  Broadband Technology Services

The Company's broadband communication services are conducted through Services, which was formed in the latter part of 2004. Service operates the Company's wireless and cable broadband installation services on a national basis under a new business model and with new management and new staff. Its focus has been on the expansion of its integration and support of broadband connectivity for residential and business environment under local, regional and national contracts with wireless and cable service providers and equipment vendors. Its direction is to support the increase demand in the deployment and maintenance of wireless/tower/antenna system services with leading telecommunication companies in providing them with site surveys, tower construction and tower antenna installation, hardware and software installations.

Services has deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its clients "speed and market" needs. The workload has been subcontracted in order to protect cash flow.

The Company's other indirect wholly owned subsidiary, Juniper Communications ("JCOM") had ceased its services provided to Cablevision in 2005, due primarily to the inability to collect balances owed by Cablevision. JCOM has ceased all its services and has terminated its management and staff personnel.

b) Entertainment Services

Juniper Pictures, Inc. ("Pictures") has historically been engaged in the exploitation and acquisition of film rights from independent producers and distribution of these rights to domestic and international territories on behalf of the producers to various medias., (i.e., DVD, satellite, home video, pay-per view, pay television, cable television, and independent syndicated television stations) in the domestic and international marketplace. Juniper Pictures, Inc. recognized $55,400 of revenue in 2005, and $47,550 of revenue in 2004.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk is principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment is primarily subject to the financial condition of the segment's largest customers.

Film  Licenses

Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments (See
Note 4).

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

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets at December 31, 2005 consist of licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after the third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party.

Property and Equipment

Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

During the year ended December 31, 2005 the Company ceased operations of Juniper Communications. As a result, the Company returned vehicles and equipment to leasing companies and other equipment to Cablevision. The Company realized a loss of $200,213, in addition to settlement liabilities to leasing companies of $64,078, which has been accrued.

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

Reclassifications

Certain amounts in the 2004 financial statements were reclassified to conform to the 2005 presentation.

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

NOTE 2 - ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $267,591 and $217,916 at December 31, 2005, and December 2004, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation expense for the year ending December 31, 2005 and 2004 was $131,737 and $158,049. At December 31, 2005 and 2004, property and equipment consisted of the following:

                                                    2005                 2004
                                                    ----                 ----
Vehicles                                $         51,766       $      587,157
Equipment                                        379,967              401.197
Website                                          207,284              207,284
Leasehold improvements                            29,958               29,958
Furniture and fixtures                            26,938               26,938
                                        ----------------       --------------
Total property and equipment                     695,913            1,252,534
Accumulated depreciation                         588,974              703,683
                                        ----------------       --------------
Property and equipment, net             $        106,939       $      584,851


NOTE 4 - FILM LICENSES

Based upon the Company's estimated future revenue as of December 31, 2005, approximately 44% of the unamortized film licenses will be amortized during the three years ending December 31, 2006. Management expects that greater than 74% of the film licenses applicable to related television and films will be amortized by 2009.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's policy is to amortize film licenses under the film forecast method. Additionally, in accordance with SFAS No. 121 (See Note 1), the Company assesses the value of other film licenses for impairment.

Based upon the piracy of the film library in 2005 and the future revenue anticipated from the sales of its films, the Company has determined it appropriate to write down the carrying amount of its film library by approximately $1,654,000 and $95,000 in 2005 and 2004, respectively.

Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible in the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term.

NOTE 5 - NOTES PAYABLE

The composition of Notes Payable at December 31, 2005 and 2004, was as follows:


                                                                       2005             2004
                                                                      ------           ------
7% Convertible Notes maturing in 2007                             $  50,000      $ 1,335,000

Capitalized vehicle leases, payable in monthly
  Installments, bearing interest at varying rates
  From 9% to 24%, maturing in 2004 thru 2008                             --          134,417

Demand notes payable within one year,
 bearing interest at varying rates from 9% to 15%                   193,810          225,000

8% Callable Secured convertible Note maturing 2009 (net
of discount of $250,000 attributable to beneficial
conversion  feature)                                                250,000               --
18% Convertible Promissory Notes                                    150,000          150,000
                                                                  ---------      -----------
                                                                    643,810        1,844,417
                                                                  ---------      -----------

Less current portion                                                343,810          427,062
                                                                  ---------      -----------

Long term portion                                                 $ 300,000      $ 1,417,355
                                                                  =========      ===========



NOTE 6 - SHAREHOLDERS' EQUITY

Throughout 2005 and 2004, the Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the OTCBB stock exchange. In the aggregate, the Company received $325,000 and $196,469 for 3,000,000 and 913,959 shares of common stock in 2005 and 2004, respectively.

Based upon the Company's estimates of future revenue as of December 31, 2005, approximately 44% of the unamortized film licenses will be amortized during the three years ending December 31, 2008. Management expects that greater than 74% of the film licenses applicable to related television and films will be amortized by 2009.

The Company's policy is to amortize film licenses under the film forecast method. Additionally, in accordance with SFAS No. 121 (see Note 1), the Company assesses the value of other film licenses for impairment.

Based upon the piracy of the film library in 2005 and the future revenue anticipated from the sales of its films, the Company has determined it appropriate to write down the carrying amount of its film library by approximately $1,654,000 and $95,000 in 2005 and 2004, respectively.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

Depending upon the Company's success in marketing and achieving its sales forecast, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its film library from future operations, will change in the near term. As a result of this potential change, the carrying amount of the film library may be reduced materially in the near term

In September 2001, the Company issued 150,000 shares of its common stock in exchange for a short-term promissory note for $105,000, maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. The Company has pursued collection and has obtained a judgment in New York. Further, the Company filed the judgment in New Jersey, the state in which the subscriber resides. During December 2004, the Company agreed to a settlement consisting of four payment totaling $130,000 over the period December 2004 through April 2005. In early 2005, after payments totaling $50,000, the subscriber again defaulted on the settlement. During April 2005, the Company agreed to a final settlement payment of $70,000 bringing the total proceeds to $120,000. The total legal and collection costs for the matter are approximately $50,000. A partner in one of the law firms representing the Company is a member of the Company's board of directors.

In 2005 and 2004, the Company issued 3,869,,000 and 2,838,649 shares of the Company's common stock to employees and officers as compensation, valued at $287,361 and $673,480, respectively.

In connection with various expenses and payables for operating activities, the Company issued 2,718,000 and 657,000 shares valued at $160,236 and $148,365 in 2005 and 2004, respectively.

All shares issued in 2005 and 2004 for notes payable, indebtedness to producers and payables for operating expenses, were not registered and, as such, were restricted shares under the Securities Act of 1933, as amended.

Net (loss) per common share for 2005 and 2004 has been computed by dividing net
(loss), after preferred stock dividend requirements of $6,085 and $6,085 in 2005 and 2004, respectively, by the weighted average number of common shares outstanding throughout the year of 18,601,834_and 8,030,555, respectively.

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

Options Granted

As of December 31, 2005, options outstanding and exercisable had an exercisable price of $.05. Such options had a weighted average exercise price of $.05 and a weighted average remaining contractual life of 4.1 years.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)


A summary of option transactions for the two years ended December 31, 2005, follows:


                                                                  Options             Weighted
                                                                                       average
                                                                                  option price
                                                                ---------         ------------
Outstanding at December 31, 2003.....................             650,000                $0.34
Granted..............................................           2,125,000                 0.48
Exercised............................................             650,000                 0.34
Returned/Expired.....................................                   -                  -
Outstanding at December 31, 2004.....................           2,125,000                 0.48
Granted..............................................             300,000                 0.31
Repriced.............................................                   -                (0.43)
Exercised............................................                   -                   -
Returned/Expired.....................................                   -                   -
Outstanding at December 31, 2005.....................           2,425,000                $0.05





12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. At December 31, 2005, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2006, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31, 2005, were $22,811. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 117,493 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,498,109 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation's Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Series C Voting Preferred Stock

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company's Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of he Series C Preferred Stock shall have the right to vote together with the holders of the Corporation's Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.

Warrants

A summary of warrants outstanding at December 31, 2005

                                                          Repriced
   Warrants           Price        Expiration Date       October `05
   --------           -----        ---------------       -----------
    225,000            $.20                2/17/09       Reduced to $0.05
    133.500             .70                8/17/09
    150,000             .50                4/29/06       Reduced to $.0.05

At December 31, 2005, none of the warrants were exercised.

Convertible  Promissory  Notes

During the third quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007 (the "debentures"). As of December 31, 2005 the Company received $1,545,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

Each debenture holder was granted warrants to purchase shares of the Company's common stock at fifty (50%) percent for each dollar invested at a price of $0.65. The term of the warrants is five years. At December 31, 2005, the Company granted 772,500 warrants to the debenture holders, none of the warrants were exercised.

The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company. If on the day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offer yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary.

During the fourth quarter of 2005, the Company offered the debenture holders the opportunity for 30 days to convert their debenture and accrued interest into the Company's common stock at a conversion rate of $0.10. As of December 31, 2005, $1,495,000 of the debentures along with $118,100 of accrued interest was converted.

As a result of the lower conversion price offered by the Company, a conversion expense of $642,000 was recorded to reflect value of the additional shares to convert to common stock issued. The Company did not reprice the warrants which were exercisable at $.65.

8% Convertible Promissory Notes

In December 2005 the Company sold $500,000 of 8% Callable Secured Convertible promissory notes. The notes have a beneficial conversion feature allowing for conversion at 50% at market value. In connection with this feature, the Company recorded a $250,000 discount at December 31, 2005. In addition, these notes have 500,000 detachable warrants.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (CONTINUED)

Each debenture holder was granted warrants to purchase shares of the Company's common stock at fifty (50%) percent for each dollar invested at a price of $0.65. The term of the warrants is five years. At December 31, 2005, the Company granted 772,500 warrants to the debenture holders, none of the warrants were exercised.

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

NOTE 7 - RELATED  PARTIES

The Company paid rent month to month during 2005 and 2004 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2005 and 2004 was $87,452 and $80,187, respectively.

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

The Company owns distribution rights to two films, which were acquired through a company affiliated with the Chief Executive Officer that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights.

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company received $21,250 and $3,750 in revenue relating to these films during 2005 and 2004, respectively.

Throughout 2005 and 2004, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at December 31, 2005 and 2004, was $40,673 and $37,283, respectively.

Juniper Services utilizes the services of a subcontractor that is 85% owned by a family members of Services President. During 2005, payment to this subcontractor totaled $14,000.

As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 2,358,111 and 155,464 shares of common stock (See Notes 8 and 10), valued at $62,288 and $58,143 in 2005 and 2004, respectively.

Additionally, during 2005 and 2004, the Company's President received options for 500,000 shares of the Company's common stock at a price of $0.21 per share and no options for 2005, respectively. As of December 31, 2005, 500,000 options owned by the Company's President were unexercised.

The Company issued options to other non-employee directors in 2004 for 250,000 and no options for 2005 of the Company's common stock, respectively. As of December 31, 2005, 250,000 unexercised options were held by directors.

The Company also issued options to purchase shares of the Company's common stock to an Officer of the Company during 2004 for 125,000 at a price of $0.19 and no shares for 2005. During 2004, under a cashless exercise provision, the Officer exercised 100,000 options issued to them in 2003 and received 28,211 shares of the Company's common stock. As of December 31, 2005, 125,000 of the options remain unexercised.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005 and 2004, legal services were performed by a firm in which Mr. Barry
S. Huston, a member of the Company' Board of Directors, is a partner. Such services related to the collection and settlement of various receivables of the Company. During 2005 and 2004, $13,495 and $5,147 payments were paid to Mr. Huston or his firm, respectively.

Leases

The Company leased its New York office facility under a month to month lease

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment  Agreements

Mr. Hreljanovic has an Employment Agreement with the Company which expires on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's salary in 2005 was scheduled to be approximately $214,600. Mr. Hreljanovic's employment agreement has been extended by the Board of Directors for two additional years. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for raising funds for the Company.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Mr. Hreljanovic has agreed to forego a portion of his salary for 2005. Pursuant to his employment agreement and in the best interests of the Company, in lieu of cash, Mr. Hreljanovic has agreed to accept the issuance of shares of the Company's common stock as a part of the payment for unpaid salary of 2005, which is under the Equity Incentive Plan. In 2005 and 2004, the Company issued 786,464 and 155,464 shares of common stock valued at $62,287 and $58,145, as payment of Mr. Hreljanovic's net salary, respectively.

During the first and fourth quarter of 2004, Mr. Hreljanovic forgave approximately $58,000 of his salary. Accordingly, to that extent, the financials reflect no compensation or accrual for such salary for Mr. Hreljanovic during this period.

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

Going Concern

In August 2005, the Company's investment banker, in connection with the Company's receipt of $300,000 from a single accredited investor, committed to raise an additional $300,000 for the Company. These funds were to be used to execute the business plan which the Company had developed over a period of several months with the assistance of the investment banker. The Company then expended the first portion of the $300,000 in accordance with its business plan. In so doing, the Company met all of its revenue and earnings targets under the agreed upon business plan. The investment banker, however, only provided the Company with an additional $25,000. The failure to secure additional funds materially and adversely affected the Company's business operations. Specifically, the Company has had to suspend its operation in Memphis and Columbia with Time Warner and its operation in Detroit with Comcast. Also the

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company had missed a significant opportunity with Cox Communications in New the Orleans market following the Katrina disaster. The Company is hopeful that it can repair these major MSOs by reason of suspending those operations. The Company ceased operation in the above markets which had been generating approximately 30% gross profit margins prior to the Company's cessation of operations due to lack of funding. The Company had severely reduced its efforts in growing its revenue and focused on raising necessary funds.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As shown in the accompanying financial statements, the Company's Revenue decreased to $581,000 in 2005, from $1,329,000 in 2004; Net loss increased to $4,842,000 in 2005, from $2,203,000 in 2004; Working capital decreased to negative $1,166,000 at December 31, 2005, from negative $1,144,000 at December 31, 2004.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $200,000, through the sale of 7% Convertible Debentures, $500,000 through the sale of 8% Callable Secured Convertible Debentures and $325,000 through Security Purchase Agreement for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay is its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company's common stock in lieu of cash. In these instances the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, a plan of payment has been negotiated with New York State and is currently being negotiated with the Internal Revenue Service. The Company has entered into agreements for substantially all the outstanding balances, whereas the Company shall pay approximately $11,125 per month.

The fact that the Company continued to sustain losses in 2005, had negative working capital at December 31, 2005 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company's ability to continue as a going concern.

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations by acquisition and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2006 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 - INCENTIVE COMPENSATION PLANS

In 2004, the Company adopted the 2004 Consultant Stock Plan, which supplements all previously adopted plans. These plans allow the Company to grant incentive stock options, non-qualified stock options and stock appreciation rights (collectively "options"), to employees, including officers, and to non-employees involved in the continuing development and success of the Company. The terms of the options and the option prices are to be determined by the Board of Directors. The options will not have an expiration date later than ten years (five years in the case of a 10% or more stockholders).

At December 31, 2005, for all plans prior to the 2004 Plan, all options issued under the Plan were granted and either exercised or cancelled.

Statement of Financial  Accounting Standards No. 123

The Company has stock-based compensation plans, as described above. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had compensation for the Company's stock options been recognized based on the fair value on the grant date, the Company's income from continuing operations and earnings per share for the two years ended December 31, 2005, would have been impacted as shown in the following table;

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                               December 31, 2005   December 31, 2004
                                               -----------------   -----------------
Net Income
     As reported                                    $(,4881,793)       $(2,203,152)
     Pro Forma                                       (4,881,793)        (2,297,835)

Basic and diluted earnings (loss) per share
     As reported                                         $(0.26)            $(0.27)
     Pro Forma                                            (0.26)             (0.29)



NOTE 11 - INCOME TAXES

For the years ended December 31, 2005 and 2004, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2005, the Company has net operating loss carryforwards of approximately $22,800,000. These carry forwards expire through 2025.

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $9,348,000 at December 31, 2005. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $9,348,000. Deferred tax assets at December 31, 2005 primarily reflect the tax effect of net operating loss carry forwards.

NOTE 12 - PREPAID  EXPENSES AND OTHER  CURRENT  ASSETS

At December 31, 2005, prepaid expenses and other current assets consisted of significant items such as: prepaid insurance expenses of $20,000; and prepaid consulting expenses of $48,900.

At December 31, 2004, prepaid expenses and other current assets consisted of significant items such as: advances to producers of $53,000; prepaid expenses of $29,000 prepaid consulting expenses of $28,000.


NOTE 13 - PREPAID  EXPENSES AND OTHER  CURRENT  ASSETS (CONTINUED)

Some of the prepaid expenses and other assets at December 31, 2005 and 2004 were established without the use of cash through the issuance of common stock. (see
Note 17)

NOTE 14 - OTHER INVESTMENTS

NetDive,  Inc.

The Company owns a 1.8% interest in NetDive, Inc. a privately owned company specializing in collaborative communications on the Internet. This investment was revalued at December 31, 2005 to reflect a $200,000 write-off.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-  BUSINESS SEGMENT INFORMATION

THE OPERATIONS OF THE COMPANY ARE DIVIDED INTO TWO BUSINESS SEGMENTS: TECHNOLOGY AND ENTERTAINMENT SERVICES - CONSISTING OF 1) A PROVIDER OF TECHNOLOGY SERVICES IN THE AREA OF COMMUNICATIONS, INTERNET SERVICES, DSL AND OTHER WEB DEVELOPMENT AND THE ACQUISITION AND DISTRIBUTION OF RIGHTS TO FILMS TO THE DOMESTIC AS WELL AS THE FOREIGN MARKET IN THE DVD SATELLITE, VIDEO AND PAY/CABLE AND BROADBAND.

The Company markets technology services throughout the United States. The Company's films licensing are available to be marketed throughout the world.

                                                 2005                2004
                                              ----------          ---------
Revenue:
      Technology services................    $    525,104          $1,281,504
      Entertainment......................          55,400              47,550
                                              ------------       ------------
                                             $    580,504        $  1,329,054
Cost of Operations
      Technology services................    $  1,714,922        $  2,264,978
      Entertainment......................       1,767,824             159,122
      Corporate & Other..................       1,979,551           1,108,105
                                             ------------        ------------
                                                5,462,297          $3,532,205

Operating Income (Loss):
      Technology  services...............    $ (1,189,818)        $(1,083,474)
      Entertainment                            (1,712,424)            (11,572)
      Corporate & Other..................      (1.979,551)         (1,108,106)
                                             ------------        ------------
                                             $ (4,881,793)       $ (2,203,152)
Identifiable Assets:
     Technology services.................    $    166,639        $    864,284
     Entertainment.......................         496,986           2,376,293
     Corporate & Other...................         460,366             412,361
                                             ------------        ------------

Total consolidated assets................    $  1,123,991        $  3,652,938
                                             ============        ============
Depreciation Expense:
     Technology services.................    $    102,691        $     94,732
     Entertainment.......................          28,075              41,587
     Corporate & Other...................          28,046              40,694
                                             ------------        ------------
                                             $    159,812        $    177,013
                                             ============        ============
Capital Expenditures:
     Technology services.................    $      5,622        $    187,138
     Entertainment.......................        (150,000)               -
                                             ------------        ------------
                                             $   (144,378)       $    187,138
                                             ============        ============

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

Below is a summary of the quarterly results of operations for each quarter of 2005 and 2004:

The operations of the Company are divided into two business segments: technology and entertainment services - consisting of a provider of technology services in the area of communications, Internet services, DSL and other web development and the acquisition and distribution of rights to films to the domestic as well as the foreign market in the DVD, satellite, video and pay/cable and broadband


2005                                               First                 Second                Third                 Fourth
----                                               -----                 ------                 -----                ------
Revenue............................         $   137,397             $  100,821           $   142,357           $   199,929
Gross Profit (loss)................               21,240                  7,668                49,005               (12,086)
Net Income (loss)..................          $  (407,396)            $ (847,554)          $(1,181,190)          $(2,495,653)


Basic and diluted net
Income (loss) per common
Share..............................          $     (0.04)            $    (0.08)          $     (0.07)          $     (0.07)
                                                                                                                   -

2004                                               First                 Second                 Third                Fourth
----                                               -----                 ------                 -----                ------
Revenue............................          $   224,382             $  314,467           $   381,912           $   408,293
Gross Profit (loss)................              (39,082)                20,103               136,000               145,465
Net Income (loss)..................            $(481,019)            $ (599,934)          $  (377,279)          $  (744,920)


Basic and diluted net
Income (loss) per common
Share..............................          $     (0.08)            $    (0.08)          $     (0.04)          $     (0.08)
0


NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled $14,101 in and 2004. No cash was paid for interest in 2005.

During 2005, the Company satisfied a significant number of obligations without the use of cash through the issuance of the Company's common stock. These obligations included: compensation to officers and employees amounting to $291,230; payment of corporate debt amounting to $2,536,040; certain corporate expenses amounting to $14,700;

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

NOTE 18 - MAJOR CUSTOMERS

In 2005, the Company had three customers who each accounted for in excess of 10% of the Company's revenue, and collectively accounted for 70% of the total revenues.

In 2004, Cablevision accounted for 92% of the total revenue of the Company.

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - SUBSEQUENT EVENTS

On February 7, 2006, the company signed an operating lease for office space in Boca Raton, Florida. These offices are for the Corporate offices.

On March 16, 2006, the Company completed its acquisition of New Wave Communications, Inc.

To obtain funding for its ongoing operations, the Company entered into a Security Purchase Agreement with New Millennium Capital Partners II, AJW Qualified Partners, LLC, ASW Offshore, Ltd and Capital Partners LLC (collectively, the "Investors"), on March 14, 2006, for the sale of: (i) $300,000 in Callable Secured Convertible Notes (the "Notes") and (ii) Stock Purchase Warrants (the "Warrants") to by 7,000,000 shares of the Company's common stock.

The Notes bear interest at 8%, mature on March 14, 2009, and are convertible into our common stock at the Investors' option, at the conversion price equal to the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days as reported on the Over-the-Counter Bulletin Board.

On March 16, 2006 Juniper Services, Inc. ("Services") an indirect wholly owned subsidiary of the Company, entered into a Stock Exchange Agreement and Plan of Reorganization with New Wave Communications, Inc. ("New Wave"), providing for purchase by Services of all outstanding shares of New Wave. New Wave's business is the deployment, construction and maintenance of wireless-communication towers and related equipment. Services has agreed to pay New Wave $817,000 in cash and securities, which is being paid in installments.

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company's Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of he Series C Preferred Stock shall have the right to vote together with the holders of the Corporation's Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date:                              JUNIPER GROUP, INC.


April 17, 2006                       By: /s/ Vlado Paul Hreljanovic
                                         --------------------------
                                         Vlado Paul Hreljanovic
                                         President and
                                         Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                          Titles                         Date
------------                       ------------------             --------------
By:/s/ Vlado Paul Hreljanovic      Chairman of the Board,         April 17, 2006
------------------------------     President, Chief Executive
   Vlado Paul Hreljanovic          Officer (Principal Executive
                                   and Financial Officer)



By:/s/Barry S. Huston              Director                       April 17, 2006
------------------------------
   Barry S. Huston



By:/s/ Peter W. Feldman            Director                       April 17, 2006
-------------------------------
   Peter W. Feldman