Form 10QSB
period 2006-03-31
JUNIPER GROUP INC
filed 2006-05-18
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006
                         Commission file number 0-19170

                               JUNIPER GROUP, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Nevada                                     11-2866771
----------------------------------        ---------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
 Incorporation or organization)

             20283 State Road, Suite 400, Boca Raton, Florida 33498
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 482-9327
                       -----------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 126.2) of the Exchange Act: Yes      No  X
                                    -----   -----

As of May 15,2006, 14,547,448 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----   -----

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements
                                                                          Pages
                                                                         -------
  Consolidated Balance Sheets at March 31, 2006
  (unaudited) and December 31, 2005 (audited)                                2

  Consolidated Statements of Income for the Three                            3
  Month Period Ended March 31, 2006 and 2005 (unaudited)

  Consolidated Statements of Cash Flows for the Three                        4
  Month Period Ended March 31, 2006 and 2005 (unaudited)

  Consolidated Statement of Shareholders' Equity for the                     5
  Three Month Period Ended March 31, 2006 (unaudited)

  Notes to Financial Statements                                              6

                                                                             14
Item 2.  Management's Discussion and Analysis or Plan of Operation
                                                                             20
Item 3.  Controls and Procedures


PART II. OTHER INFORMATION
                                                                             21
Item 1. Legal Proceedings
                                                                             21
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
                                                                             21
Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    23

Item 6. Exhibits                                                             24

Signatures

ITEM 1:  FINANCIAL STATEMENTS
                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                                March                December
                                       ASSETS                                                 31, 2006               31, 2005
                                                                                            ------------          -------------
Current Assets

       Cash.....................................................................            $     120,603               376,913
         Accounts receivable - Trade (net of allowance).........................                  866,837                89,410
         Prepaid expenses and other current assets..............................                  142,744                68,900
                                                                                               ----------            ----------
         Total current assets...................................................                1,130,184               535,223
         Film Licenses..........................................................                  481,829               481,829
         Property and equipment, net of accumulated
            depreciation of $1,199,485 and $613,816 respectively................                  371,755               106,939
                                                                                               ----------            ----------
                                                                                                1,983,768             1,123,991
                                                                                               ==========            ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
         Accounts Payable and accrued expenses..................................                1,311,398             1,309,929
         Notes Payable - current................................................                  419,406               343,810
         Preferred stock dividend payable.......................................                   24,333                22,811
         Due to Officer.........................................................                  101,503                40,673
         Due to Shareholders....................................................                  107,000                 7,000
                                                                                               ----------            ----------
Total current liabilities.......................................................                1,963,640             1,724,223
Notes payable - long term.......................................................                  527,006               300,000
                                                                                               ----------            ----------
     Total liabilities..........................................................                2,490,646             2,024,223
                                                                                               ==========            ==========

Shareholders' Equity
         12% Non-voting convertible redeemable preferred stock: $.10 par value,
         875,000 shares authorized, 25,357_shares issued and outstanding at March
         31, 2006 and December 31, 2005:  Aggregate liquidation Preference
         $50,714 at March 31, 2006 and December 31, 2005........................                    2,536                 2,536

         Voting Convertible Redeemable Series B Preferred Stock $0.10 par value
             135,000 shares authorized 117,493 issued and outstanding at March
             31,  2006 and December 31, 2006....................................                   13,500                11,749

         Common stock - $0.001 par value, 75,000,000 shares authorized,
         14,547,448 and 14,232,048 issued and outstanding at March 31, 2006 and
         December 31, 2005 respectively.........................................                   14,547                14,232

Capital contribution in excess of par:
            Attributed to 12% Preferred Stock non-voting..                                         22,606                22,606
            Attributed to Series B Preferred stock   ...........................                3,172,415             2,560,594
            Attributed to Series C Preferred stock voting.......................
            Attributed to Common Stock..........................................               21,733,351            21,571,050
Retained earnings (deficit).....................................................              (25,465,833)          (25,082,999)
                                                                                               ----------            ----------
Total Shareholders' equity......................................................                 (506,878)             (900,232)
                                                                                               ----------            ----------
Total Liabilities & Shareholders' equity........................................             $  1,983,768         $   1,123,991
                                                                                               ==========            ==========




               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                                          Three Months Ended March 31,
                                                                                         2006                     2005
                                                                                    ---------------          -------------
Revenues:
   Technology Services                                                                $1,158,889              $    94,222
   Entertainment Services............................................                        --                    43,175
                                                                                      ----------                ---------
                                                                                       1,158,889                  137,397

Operating Costs:
   Technology Services                                                                   901,259                   88,358
   Entertainment Services............................................                         --                   27,799
                                                                                      ----------                ---------
                                                                                         901,259                  116,157

Gross Profit                                                                             257,630                   21,240

Selling, general and administrative expenses Interest expense                            579,877                  389,790
Interest expense.....................................................                     57,891                   37,325
                                                                                      ----------                ---------
                                                                                         637,768                  427,115

Net (loss)...........................................................                 $ (380,138)             $  (405,875)
Preferred stock dividend.............................................                      1,521                    1,521
                                                                                      ==========                =========
Net (loss) available to common stockholders..........................                 $ (381,659)             $  (407,396)




Weighted average number of shares outstanding........................                 14,389,748                9,623,334
                                                                                      ==========                =========

Basic and diluted net income (loss)
per common share.....................................................                 $    (0.03)             $     (0.04)
                                                                                      ==========                =========






               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,

                                                                                 2006                      2005
                                                                            -------------               ------------
Operating Activities:
Net income (loss)....................................................       $    (381,659)              $   (407,396)
Adjustments to reconcile net cash  provided by Operating activities:
   Provision for bad debts...........................................              15,770                         --
  Amortization of Discounts..........................................              22,631                         --
  Amortization of film licenses......................................                  --                     27,799
  Depreciation and amortization .....................................              36,559                     22,505
  Loss on disposition of fixed assets................................                  --                     28,483
  Payment of various expenses with equity............................                  --                      7,500
  Payment of employees' and consultants compensation with equity.....              (5,200)                    99,000
  Beneficial conversion feature......................................             150,000
  Preferred stock dividend declared..................................               1,521                      5,775
 Changes in operating assets and liabilities:
  Accounts receivable................................................             151,570                    (64,413)
  Subscriptions receivable...........................................                  --                     18,348
  Other assets.......................................................              45,838                         --
  Due to/from officers and shareholders..............................             160,830                     27,110
  Due from affiliates................................................                  --                      1,269
  Accounts payable and accrued expenses..............................            (380,831)                    73,352
  Deferred revenue...................................................                  --                     (7,250)
                                                                            -------------               ------------

  Net cash used for operating activities.............................            (182,971)                  (167,918)
                                                                            -------------               ------------
Investing activities:
   Payment for acquisitions..........................................            (125,000)                        --
   Payment of Equity for acquisitions................................             630,213                         --
   Net assets acquired in acquisitions...............................            (859,644)                        --
                                                                            -------------               ------------
   Net cash used in investing activities.............................            (354,431)                        --

Financing activities:
  Subscriptions receivable...........................................                  --                     95,000
  Payments or borrowing..............................................             (18,908)                        --
  Proceeds from borrowing............................................             300,000                     88,468

                                                                            -------------               ------------

  Net Cash provided from financing activities........................             281,092                    183,468

Net (decrease) increase in cash .....................................            (256,310)                    15,550
  Cash at beginning of period........................................             376,913                     26,942
                                                                            -------------               ------------

  Cash at end of period..............................................        $    120.603                  $  42,492
                                                                            -------------               ------------
Supplemental cash flow information:
  Interest paid......................................................        $      5,491                  $     -0-
                                                                            =============               ============

               The Accompanying Notes are an Integral Part of the
                        Consolidated Financial Statement

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                               Series B               Non-Voting  Series B
                          Preferred Stock Series A         Preferred  Stock               Common Stock
                          ------------------------         ---------------               --------------
                                                               Capital
                                       Capital        Par      Contri-
                             Par    Contributions    Value    butions in    Par     Contributions     Retained
                            Value     In Excess     At $.10   Excess of    Value      In Excess       Earnings
                           At $.10     Of Par                    Par      At $.001     Of Par         Deficit         Total
   ---------------------- --------- -------------- --------- ----------- --------- -------------- --------------- -------------
   December 31, 2005      $   2,536     $   22,606    11,749   2,561,769  $ 14,232  $  21,571,050   $ (25,084,174)  $  (900,232)

   Exercise of Options

   Shares issued as
   Payment for:

    Compensation to
    Employees and
    Consultants                  -              -                            (130)         (5,070)                       (5,200)

   Beneficial Conversion
   feature                       -              -                                         150,000                       150,000

   Stock issuance
   related to New Wave
   Acquisition                                         1,974     628,239                                                630,213

   Reversal of Preferred                                (223)    (17,593)     445          17,371

     Issued for Common

   Net (loss) for the
    Three Months  ended
     March 31, 2006              -               -                               -
                                                                                                -        (381,659)     (381,659)
                              -----      ---------    ------   ---------    ------     ----------      ----------      --------

   March 31, 2006             2,536         22,606    13,500   3,172,415    14,547     21,733,351     (25,465,833)  $  (506,878)
                             ======       ========    ======   =========    ======     ==========      ==========     =========






               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2005 included in the Company's Form 10-KSB filed with the SEC.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

A. General

Juniper Group, Inc. (the "Company") principle businesses are composed of two (2) segments, technology and entertainment. The Company operates from its Boca Raton, FL office.

     Technology: The technology segment is conducted through Juniper Services, Inc ("Services") a wholly owned subsidiary, of Juniper Entertainment, Inc ("JEI"), which is a wholly owned subsidiary of the Company:

      Entertainment: The entertainment segment is conducted through Juniper Pictures, Inc ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company

B. Business of the Issuer

1. Technology Services:

     a) Broadband Technology Services

The Company's broadband communication services are conducted through Services. Services operates the Company's wireless broadband installation services on a regional basis under a new business model and with new management and new staff. Its focus has been on the expansion of its integration and support of broadband connectivity for residential and business environments under local, regional and national contracts with wireless service providers and equipment vendors. Its mission is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations. The acquisition of New Wave Communication, Inc. ("New Wave" ) by Services in the first quarter of 2006 will allow Services to leverage its customer base and management team and utilize New Wave's quality technical crew.

New Wave is a wireless communications contractor specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. Currently, the Company manages and works projects primarily over a five state region surrounding Indiana, but is capable of sustained work anywhere within the United States.

Principles of Consolidation

On December 30, 2005, Services entered into a binding Letter of Intent with New Wave providing for the purchase by Services of all outstanding shares of New Wave. New Wave's business is the deployment, construction and maintenance of wireless communications towers and related equipment. This is a direct complement to the Company's existing broadband business. The Company, through Services, agreed to pay New Wave $817,000 as follows: $225,000 in cash and $592,000 in exchange for 19,734 Series B Voting Preferred Stock, On March 16, 2006, Services consummated the acquisition of New Wave by entering into a Stock Exchange Agreement and Plan of Reorganization with New Wave. At the time of acquisition, New Wave had net equity of approximately $855,000.

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

The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company

Financial Instruments

The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments.

The Company's debt (i.e., Notes Payable, Convertible Debentures and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different from their carrying value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the technology services segment are primarily subject to the financial condition of, and continued relationship with, the segment's largest customers.

The Company had four major customers in 2006 representing 83.45% of sales revenue for three months ending March 31,2006. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had two contractors in the first quarter of 2006 which represented 87% of the Company's total subcontracting costs

Film Licenses

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

Intangible assets at March 31, 2006 consist of licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have a definite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

Property and Equipment

Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

Recognition of Revenue from License Agreements

The Company follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin no. 101, "revenue recognition" ("SAB 101"). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

For the technology services segment, revenue is reduced for estimated future chargebacks. These estimates are based upon historical return experience and projections of customer acceptance of services.


The cost of operations for the technology services segment is reflected in the statement of operations using the completed contract method.. Accordingly, any contracts that have estimated costs that are greater than the contacted revenue will accrue a loss for the Company under these contracts.

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

Stock-Based Compensation

During December, 2004, the FASB issued SFAS No. 123R "Share-Based Payment," which requires measurement and recognition of compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Stock-based payments include stock grants. We have granted options to purchase common stock to some of our employees at prices equal to the market value of the stock on the dates the options were granted. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. We adopted SFAS No. 123R in the first quarter of fiscal 2006 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options or liability instrument as of the adoption date is expensed over the remaining vesting period. Total compensation expense for stock options calculated according to SFAS No. 123R was $7,500 during the first quarter of fiscal 2006. Changes in fair value during the three months ending March 31, 2006 were not deemed material and accordingly no adjustment was made.

Prior to adopting SFAS No. 123R, we accounted for stock options under APB No.
25. Accordingly, no compensation expense was charged to operations in previous fiscal years. If compensation expense for the plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123R, our net income and net income per common share would have been reduced to the pro forms amounts indicated below:

                                                            Three Months Ended
                                                 March 31, 2006         March 31, 2005
                                                 --------------         --------------
Net loss                                           $(381,659)            $(407,396)


Add stock-based employee compensation
expense included in reported net income,
net of taxes                                           7,500                    --

Deduct stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of taxes - after
adoption of SFAS 123R                                 (7,500)                   --
                                                 ------------           -----------

Pro forma                                         $  381,659             $(407,396)
                                                 ============           ===========


Basic net loss per common share:
As reported                                             (.03)                 (.04)
                                                 ------------           -----------

Stock option expense, net of taxes                        --                    --
Pro forma                                               (.03)                 (.04)
                                                 ============           ===========

Diluted net loss per common share:
As reported                                             (.03)                 (.04)
                                                 ------------           -----------

Stock option expense, net of taxes                        --                    --
                                                 ============           ===========

Pro forma                                            $  (.03)           $     (.04)



The fair value of each liability instrument is estimated on the date of grant using the fair market value. We did not grant any options during the first three months of fiscal 2006.

WEB SITE DEVELOPMENT COSTS

All costs relating to software used to operate the Company's web site are expensed as incurred. Fees incurred for web site hosting, which involves the payment of a specified, periodic fee to an Internet service provider are expensed over the period of benefit. Costs of upgrades and enhancements that add functionality or additional features are expensed or capitalized based on the general model of SOP 98-1, which requires certain costs relating to upgrades and enhancements to be capitalized if it is probable that they will result in added functionality.
                                        9

Net Income Per Common Share

The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2006 and 2005, net income per common share and net income per common share-assuming dilution are equal.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, and "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for all fiscal years beginning after June 15, 2005.

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

NOTE 3 - NOTES PAYABLE AND CAPITALIZED LEASES

The following is a summary of the notes payable and capitalized leases on the balance sheet at March 31, 2006. :


                                                                                     2006
                                                                                     ----

7% Convertible Notes maturing in 2007                                        $        50,000

Capitalized vehicle leases, payable in monthly installments, bearing
interest at varying interest rates, maturing in 2009                                 136,971

Demand notes payable within one year, bearing interest at
varying interest rates from 9 % to 18 %                                              336,810

8% Callable Secured convertible Note maturing 2009 (net of discount of
$224,360 attributable to beneficial conversion  feature)                             265,740

8% Callable Secured convertible Note maturing 2009 (net of discount of
$143,109 attributable to beneficial conversion  feature)                             156,891
                                                                                     -------
Less current portion                                                                 419,406
                                                                                     -------
Long term portion                                                                    527,006
                                                                                     -------

Convertible Debentures

 As of March 31, 2006, $53,320 represented the Company's 7% convertible debenture along with accrued interest. The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company at a conversion price which was equal to the closing bid price of the Company's common stock on the date the debentures were issued. If on any day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offering yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary. At March 31, 2006, the accrued and unpaid interest amounted to $3,320.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock and on March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. Although we currently have $800,000 callable secured convertible notes outstanding, the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

NOTE 4 - Income Taxes

As a result of losses incurred through December 31, 2005, the Company has net operating loss carry forwards of approximately $22,800,000. For the three months ended March 31, 2006 and 2005, no provision was made for Federal and State income taxes due to the losses incurred during these periods.

NOTE 5 - Shareholders' Equity

Convertible Preferred Stock

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of March 31, 2005, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2006, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at March 31, 2006, were $24,333. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

The Company's Preferred Stock is redeemable, at the option of the Company, at any time on not less than 30 days' written or published notice to the Preferred Stockholders of record, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 115,266 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,052,709 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation's Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.

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

No dividends have been paid during the three months ended March 31,2006.

NOTE 6 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company that provides for his employment as President and Chief Executive Officer at an annual salary, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company's common stock as consideration for services rendered to the Company. Mr. Hreljanovic's employment agreement has been extended for an additional year through April 30, 2007, subject to his final acceptance.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed from time to time to accept the issuance of shares of the Company's common stock as part of his unpaid salary. , .

Going Concern

As shown in the accompanying financial statements, the Company's revenue increased to approximately $ 1,158,900 through the first quarter of 2006, from $137,400 through the first quarter of 2005.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately ($382,000) in the first three months of 2006, and approximately ($407,000) in the first three months of 2005. Working capital was negative ($833,456) at March 31, 2006.

Through the first quarter of 2006, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company entered into a financing arrangement involving the sale of an aggregate of $300,000 principal amount of callable secured convertible notes. The Company invested these resources towards the initial payment of $125,000 for the acquisition of New Wave Communications, Inc, and for working capital and payment of debt . Among the obligations that the Company has not had sufficient cash to pay is its payroll and prior years payroll taxes.

The fact that the Company continued to sustain losses in 2006, has negative working capital at March 31, 2006 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company's ability to continue as a going concern. The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 However, there can be no assurance that we will generate adequate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or scale back operations and reduce its staff, which would have a direct impact on its presence with its customers, as well as its inability to service new contracted arrangements with the wireless Broadband equipped vendor.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2005 Annual Report on Form 10-KSB. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's Potential risks and uncertainties include ( see " Competition and Risk Factors" in the discussions within Note 2 -Summary of Significant Accounting Policies for details )., among other things, such factors as:

-  continued  historical  lack of profitable  operations;
-  working capital deficit;
-  the ongoing need to raise additional capital to fund operations and growth;
- the success of the expansion into the wireless broadband integration business, and the ability to provide adequate working capital required for this expansion, and dependence thereon;
-  most of the Company's  revenue is derived from a selected number of customers.
- the success of the expansion into the film related business, and the ability to provide adequate working capital required for growth and dependence therein;
- the ability to develop long-lasting relationships with our customers and attract new customers;
-  the competitive environment within the industries in which the Company operates,
- the ability to attract and retain qualified personnel, particularly the Company's CEO .;
- the effect on our financial condition of delays in payments received from third parties;
-  the ability to manage a new business with limited management;
-  rapid technological changes; and
- other factors set forth in our other filings with the Securities and Exchange Commission.
                                       13

OVERVIEW

Juniper Group, Inc. ( the "Company") principle business are composed of two (2) segments, technology and entertainment. The Company operates from its Boca Raton, FL office.

Technology: The technology segment is conducted through Juniper Services, Inc. ("Services"), which is a wholly owned subsidiary, of Juniper Entertainment, Inc ("JEI"), which is a wholly owned subsidiary of the Company

Entertainment: The entertainment segment is conducted through Juniper Pictures, Inc ( "Pictures "), a wholly owned subsidiary of Juniper Entertainment, Inc.
( " JEI " ), a wholly owned subsidiary of the Company.

Broadband Technology Services

The Company's broadband communication services are conducted through Services. Services operates the Company's wireless broadband installation services on a regional basis under a new business model and with new management and new staff. Its focus has been on the expansion of its integration and support of broadband connectivity for local, regional and national contracts with wireless service providers and equipment vendors. Its direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. ("New Wave"), making it a wholly owned subsidiary of Services. New Wave is a leading regional supplier of construction and management services to the wireless broadband industry. This is a direct complement to the Company's existing broadband business. Services has deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its clients "speed to market" needs. Predominantly, this increased workload has been subcontracted out in order to protect cash flow

New Wave is a wireless communications contractor specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company manages and works projects primarily over a five state region surrounding Indiana, but is capable of sustained work anywhere within the United States. New Wave is the company of choice for the five current market leaders in this industry. The acquisition of New Wave has added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base creating a wider market space for its base business. This will bring the Company's broadband focus into a wireless market through voice data and streaming video.

The US broadband market reached an important inflection point in late 2004 and early 2005 when the number of broadband Internet users overtook dial-up users for the first time. eMarketer estimates that there are now over 105 million broadband users in the U.S. and that this will rise to over 124 million in 2006 and will exceed 157 million in 2008. The growth potential projected for the U.S. broadband market provides additional growth opportunities with the Company's services.

Rising broadband penetration is contributing to e-commerce growth, helping transform the Web into a truly multimedia environment and making new Internet services such as VoIP telephony a reality. The implications and opportunities for online advertising and marketing are extensive.

The major attractions for broadband customers of broadband access to the Internet is the "always on" and the high-speed performance of broadband access. Recently, the addition of Voice Over IP, "VoIP" and other new services offered by broadband service providers has further increased the market demand for broadband connectivity. These new offerings have also increased the average per-customer and per-install revenues derived from broadband customers. The result creates a driving need for greater bandwidth. In addition, the build out of local municipal WiFi services are on the increase as a result of this dramatic growth which has created a shortage of high quality broadband integration service contractors in the industry.

Leading broadband service providers of wireless and satellite high-speed access to the Internet continue to increase their investments in technology in order to offer upgrades, as well as new services to their existing customers and to the millions of new broadband users. The Company believes that the investment required in the implementation of service expansions will continue to motivate broadband service providers to focus on their core competencies and services and to outsource many aspects of their business, including installation and customer support services, which is the market for the Company's services.

The Company chose to concentrate it's efforts in 2006 on assuring the implementation of its services to its key national providers. The Company believes that this trend for outsourcing in the deployment and support for wireless broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, the Company believes that its prospects for the expansion of its broadband technology business are good and an increase in the demand for the deployment and maintenance service of tower/antenna system services are strong for 2006. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services' opportunity to exploit the new infrastructure integration demand for its services and to take advantage of future wireless opportunities are limited by a number of factors:

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

            (iii) Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables and helping cash flow, the issues that rank high on evaluating new business opportunities are the customer's accounts receivable payments and the Company's derived gross profit margins. The Company continues to evaluate new business opportunities with respect to their receivables and payment practices.

Competition and Risk Factors

Services for Broadband infrastructure deployment have been provided by a mix of in-house service organizations and outsourced support providers. Most satellite and wireless service providers use a mix of both as sources to satisfy their customer requirements. Most contracted Broadband installations still remain in the hands of small independent contractors.

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

A significant portion of the Company's revenue is derived from service agreements or bid projects. Under the service agreements, the Company contracts to provide customers with individual project services, through work orders, within defined geographic areas on a fixed fee basis. Under these agreements, the Company's customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under service agreements could result in a decline in the Company's revenue, profitability and liquidity.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Vs. Three Months Ended March 31, 2005.

The Company is currently utilizing its resources to build the technology segment of its business, and has not devoted resources toward the promotion and solicitation of its film licenses.. The Company is currently evaluating its legal recourse and has slowed down its' marketing of its' films on a limited basis. In 2006, Pictures generated no material revenue. Certain of the Company's films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

On December 30, 2005, Services entered into a binding Letter of Intent with New Wave providing for the purchase by Services of all outstanding shares of New Wave. New Wave's business is the deployment, construction and maintenance of wireless communications towers and related equipment. The Company, through Services, agreed to pay New Wave $817,000 as follows: $225,000 in cash and $592,000 in exchange for 19,734 Series B Voting Preferred Stock, On March 16, 2006, Services consummated the acquisition of New Wave by entering into a Stock Exchange Agreement and Plan of Reorganization with New Wave. This is a direct complement to the Company's existing broadband business.

The Technology segment recognized revenue of $ 1,158,889 in the first quarter of 2006 compared to $94,222 in the first quarter of 2005 . The increase in revenue was attributable to the acquisition of New Wave.

Services operates the Company's wireless broadband installation services on a regional basis under a new business model and with new management and new staff. Its focus has been on the expansion of its integration and support of broadband connectivity for residential and business environment under local, regional and national contracts with wireless service providers and equipment vendors. Its mission is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations. The acquisition of New Wave by Services in the first quarter of 2006 will allow Services to leverage its customer base and management team and utilize New Wave's quality technical crew, who specialize in the following disciplines: Civil constriction, tower erection, wireless system installation and maintenance and obstruction lighting system installation and maintenance.

The Company believes the demand for wireless Broadband services will increase substantially during 2006 through the continued support of the cellular market and through a robust wireless industry. Further, the Company believes that this increase in demand will be due to the list of services that the Company offers directly or indirectly to its customers: Cingular Wireless/ ATT &T, Bechtel Corp., Blackfoot Construction, BESCO, CH2M Hill Contractors, Crown Castle Corporation, GPD Services, Indiana State Police, Nextel/Sprint, Nextel Partners, Revol, American Native Broadband, T-Mobile, Verizon and Wes Tower based on the services the Company offers. The list of services that the Company offers are: network rollout project management, wireless communication facility " new build" construction, wire, wireless communication facility " collocation " construction, wireless communication site maintenance, cellular and PCS system troubleshooting and repair, tower structural upgrades, tower inspections, mapping, and maintenance services, tower lighting troubleshooting and repair, microwave system engineering, microwave system installation, maintenance and trouble shooting/ repair, microwave radio leasing, wireless broadband system installation, temporary power delivery and maintenance, and warehousing services.

Through its marketing program, the Company is exploring new opportunities in its wireless broadband business. The Company will seek to achieve a greater more diversified balance in its business base among the various competing segments of rapidly expanding wireless Providers and as well as for Broadband equipment and system vendors. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company is currently utilizing its resources to build the technology portion of its business. It has not devoted any material resources toward the promotion and solicitation of its film licenses.. Certain of the Company's film that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. Most recently, during the first quarter of 2006, Pictures did not generate any significant revenue

The technology segment incurred operating costs of $ 901,259 (77.8% of revenue) in the first quarter of 2006, compared to $88,358 (93.8% of revenue) in the first quarter of 2005.

The entertainment segment incurred no operating costs in the first quarter of 2006, compared to $27,799 (64.4% of revenue) in the first quarter of 2005.

The Company increased its gross margins in the first quarter of 2006 to 22% compared to a gross margin in the first quarter of 2005 of (6 %). This increase is predominantly attributable to the New Wave acquisition.

Selling, general and administrative expenses increased from $390,000 in the first quarter of 2005 to $580,000 in the first quarter of 2006 a 48% increase. However, the selling, general and administrative expenses as a percentage decreased from 283% of revenue in the first quarter of 2005 to 50% of revenue in the first quarter of 2006. The Company shall continue to monitor its SGA costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to salary expense of $137,000, travel expense of $35,000, rent expense of $ 27,000 and , offset by decrease expense in consulting fees of $41,000 and legal fees of $ 20,000. This increase was also attributable to New Wave acquisition and the inclusion of their selling, general and administrative costs..

Included in total selling, general and administrative expenses were the following increases in non-cash expenses: depreciation and amortization of approximately $59,000 and bad debt expense $16,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had a working capital deficit of ($833,000), compared to a working capital deficit of ($1,189,000) at December 31, 2005. The ratio of current assets to current liabilities was .57:1 at March 31, 2006, and 0.0.31:1 at December 31, 2005. Cash flow used for operations during the first three months of 2006 was $182,000, compared to cash flow used for operations during the first three months of 2005 of $168,000.

The Company's operations during the first three months of 2006 were funded by the sale of convertible debentures totaling approximately $300,000.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions. The Company will plan to grow core wireless broadband service business and to invest the predominant portion of available resources in the effort. Subject to the Company's ability to continue to fund its operations for the sales of securities on a private transactions, the Company will begin to increase its wireless broadband services.

The Company reduced its services to cable providers during the first quarter of 2005 while it restructured its business model to pursue its wireless broadband business that has higher gross profit margins.. The Company is seeking to arrange additional capital financing to support these new wireless broadband service opportunities. There can be no assurances that the Company will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

The Company is seeking to increase its business base in providing services that have higher margins, such as those from wireless providers. With anticipated higher gross profits to be realized for the Company's expanded services and projects, and the initiation of new wireless, construction and maintenance services, the Company plans to improve the earnings from its services and will apply this additional cash to reducing liabilities.

The Company believes that it will not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2006. The Company has received the first of two planned rounds of financing and the investor is obligated to purchase additional callable secured notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. The ability of the Company to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. Although the Company may obtain external financing through the sale of its securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or scale back operations and reduce its staff.

The Company currently does not have any bank line of credit.

Seasonality

The provision of services for broadband infrastructure deployment is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing the Company to variable quarterly results. The budgetary years of many of our specialty infrastructure services customers end December 31. As a result, some of the Company's customers increase their expenditures and work order requests towards the end of the year in order to fulfill their budgets. Adverse weather conditions, particularly during the winter and spring season, also affect our ability to perform outdoor services in certain regions of the United States. As a result, the Company will experience reduced revenue in the second quarter of this year due to the large amount of rain..

Natural catastrophes such as the recent hurricanes in the United States could also have a negative impact on the economy overall and on the Company's ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods.

Inflation

The Company believes that inflation has generally not had a material impact on its operations.

Backlog

The Company has no Backlog.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management.

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

We expense the cost of film rights over the film life cycle based upon the ratio of the current period's gross revenues to the estimated remaining total gross revenues. These estimates are calculated on an individual production basis for film. Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of the production and trends in consumer behavior, and potential pirating..

For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Accordingly, revenue estimates are reviewed periodically and are revised if necessary. A change in revenue projections could have an impact on our results of operations. Costs of film are subject to valuation adjustments pursuant to applicable accounting rules. The net realizable value of the licenses and rights are reviewed by management annually. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions or impairment indicators arise that are less favorable than our projections, film write-downs may be required.

Recognition of Revenue from License Agreements

The Company follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin no. 101, "revenue recognition" ("SAB 101"). The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured.

The cost of operations for the technology services segment is reflected in the statement of operations using the completed contract method.. Accordingly, any contracts that have estimated costs that are greater than the contacted revenue will accrue a loss for the Company under these contracts.

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

For our technology services segment, we record reductions to revenues for estimated future chargebacks. These estimates are based upon historical return experience and projections of customer acceptance of our services. If we underestimate the level of chargebacks in a particular period, we may record less revenue in later periods when returns exceed the predicted amount. Conversely, if we overestimate the level of returns for a period, we may have additional revenue in later periods when returns are less than predicted.

ITEM 3.  CONTROLS AND PROCEDURES

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

Disclosure in controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.





                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings involving the Company.

Item 2. Unregistered sale of equity securities and use of proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

At March 31, 2006 the Company has accrued $24,333 of preferred stock dividends which remain unpaid.

Item 4. Submission of Matters to a Vote of Security Holders

The Company has filed an information statement to inform the holders of shares representing a majority of the voting power of shares of our common stock and have adopted by written consent, resolutions authorizing the Company to increase the amount of shares of the Company from 75,000,000 to 760,000,000 shares of capital stock of the Company, which 750,000,000 shares will relate to common stock and 10,000,000 shares will relate to preferred stock.

Item 5. Other Information
PROFORMA RESULTS

New Wave Communications, Inc.

On December 30, 2005, Services entered into a binding Letter of Intent with New Wave Communications, Inc. providing for the purchase by Services of all outstanding shares of New Wave. New Wave's business is the deployment, construction and maintenance of wireless communications towers and related equipment. This is a direct complement to the Company's existing broadband business. The Company, through Services, agreed to pay New Wave $817,000 as follows: $225,000 in cash and $592,000 in exchange for 19,734 Series B Voting Preferred Stock. On March 16, 2006, Service consummated the acquisition of New Wave by entering into a Stock Exchange Agreement and Plan of Reorganization with New Wave.

The following proforma data summarizes the Statement of Financial Condition and the Statement of Operation for the period ending December 31, 2005 indicating the acquisition of New Wave Communications, Inc. by Juniper Services, a wholly owned subsidiary of the Company. The acquisition is described above and is in the Company's prior period filings. The acquisition had been completed as of the beginning of the periods presented.

The proforma data gives effect to actual operating results prior to the acquisition and adjustments to income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These proforma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that maybe achieved in the future.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                DECEMBER 31, 2005

                                                                          New Wave
                                                       Juniper Group  Communications                     Proforma
                        ASSETS                              Inc.             Inc.        Sub Total     Adjustments       Total
                                                       -------------  --------------     ---------     -----------       -----
Current Assets
Cash.....................................................  $ 376,913      $    2,895      $  379,808                    $  379,808
    Accounts receivables - trade (net of allowance)           89,410         944,457       1,033,867                     1,033,867
    Unbilled costs.......................................          0          73,834          73,834                        73,834
    Prepaid expenses.....................................     68,900          20,980          89,880                        89,880
                                                          ----------      ----------      ----------     -----------    ----------
      Total Current Assets...............................    535,223       1,042,166       1,577,389              --     1,577,389

    Film licenses........................................    481,829                         481,829                       481,829
Property and.............................................    687,913         866,327       1,554,240                     1,554,240
     Less: accumulated depreciation......................   (580,974)       (560,857)     (1,141,831)                   (1,141,831)
Other assets.............................................                      9,000           9,000                        19,000
                                                          ----------      ----------      ----------     -----------    ----------
                                                             588,768         324,470         913,238              --       913,238
                                                          ----------      ----------      ----------     -----------    ----------

         Total assets.................................... $1,123,991      $1,366,636      $2,490,627              --    $2,490,627
                                                          ==========      ==========      ==========     ===========    ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses................$ 1,309,929     $   351,114      $1,661,043                   $ 1,661,043
    Notes payable - current..............................    343,810          78,448         422,258                       422,258
    Preferred stock dividend payable.....................     22,811                          22,811                        22,811
    Due to officers......................................     40,673                          40,673                        40,673
    Due to shareholders..................................      7,000                           7,000         225,000       232,000
                                                          ----------      ----------      ----------     -----------    ----------
              Total current liabilities..................  1,724,223         429,562       2,153,785         225,000     2,378,785
                                                          ----------      ----------      ----------     -----------    ----------

Long Term Liabilities
    Note payable -long term..............................    300,000          77,430          377,430                      377,430
                                                          ----------      ----------      ----------     -----------    ----------
     Total liabilities...................................  2,024,223         506,992       2,531,215              --     2,756,215

Shareholders' Equity
    12% Non-voting convertible redeemable
    preferred stock......................................      2,536                           2,536                         2,536
    Voting convertible redeemable Series B
    preferred  stock.....................................     11,749                          11,749                        11,749
    Common Stock............................... .........     14,232          75,000          89,232         (73,027)       16,205
    Additional paid In capital preferred stock...........     22,606                          22,606                        22,606
    Additional paid In capital preferred stock...........  2,560,594                       2,560,594         632,671     3,193,265
    Additional paid In capital - common stock............ 21,571,050          43,787      21,614,837         (43,787)   21,571,050

    Retained earnings (deficit)..........................(25,082,999)        740,857     (24,342,142)       (740,857)  (25,082,999)
                                                          ----------      ----------      ----------     -----------    ----------
    Total ShareholdersEquity.............................   (900,232)        859,644         (40,588)       (225,000)     (265,588)
                                                          ----------      ----------      ----------     -----------    ----------

         Total liabilities and shareholders' equity......$ 1,123,991     $ 1,366,636     $ 2,490,627              --  $  2,490,627
                                                          ==========      ==========      ==========     ===========    ==========


                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDING DECEMBER 31, 2005


                                                                   Juniper Group,            New Wave
                                                                        Inc.            Communications Inc.      Total
                                                                  --------------       -------------------     -------

Net Revenue....................................................    $   580,504               $  4,027,165     $  4,607,669
      Operating costs..........................................        514,953                  2,882,310        3,397,263
                                                                   -----------               ------------     ------------
 Gross Profit..................................................         65,551                  1,144,855        1,210,406

     Selling, general and administrative expenses..............      1,895,822                    921,437        2,817,259

     Revaluation of film licenses..............................      1,654,939                                   1,654,939

     Interest expense..........................................        139,178                     15,264          154,442

     Conversion expense for convertible debentures.............         42,000                                     642,000

      Revaluation of investments...............................        200,000                                     200,000

      Loss on asset disposition................................        200,213                                     200,213

      Revaluation of goodwill..................................        209,106                                     209,106
                                                                   -----------               ------------     ------------
                                                                     4,941,258                    936,701        5,877,959

                                                                   -----------               ------------     ------------
 Net (loss)....................................................     (4,875,707)                   208,154       (4,667,553)
     Preferred stock dividends.................................          6,086                                       6,086
Tax Provision..................................................                                     2,403            2,403
                                                                   -----------               ------------     ------------
Net (loss) available to common stockholders....................    $ 4,881,793                  $ 205,751      ($4,676,042)
                                                                   ===========               ============     ============


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

JUNIPER GROUP, INC.


Date: May 18, 2006


                                          By:/s/ Vlado P. Hreljanovic
                                          ----------------------------------
                                          Vlado P. Hreljanovic
                                          Chairman of the Board, President,
                                          Chief Executive Officer and
                                          Chief Financial Officer