Form 10QSB
period 2006-06-30
JUNIPER GROUP INC
filed 2006-08-15
CIK 864921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
                         Commission file number 0-19170

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

As of August 10,2006, 14,547,448 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----   -----

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS
                                                                         Pages

                                                                        --------

     Consolidated Balance Sheets at June 30, 2006
     (unaudited) and December 31, 2005 (audited) ............................. 2

     Consolidated Statements of Income for the
     Three Month Period Ended June 30, 2006 and
     2005 (unaudited) ........................................................ 3

     Consolidated Statements of Income for the Six
     Month Period Ended June 30, 2006 and 2005
     (unaudited) ............................................................. 4

     Consolidated Statements of Cash Flows for the
     Six Month Period Ended June 30, 2006 and
     2005 (unaudited) ........................................................ 5

     Consolidated Statement of Shareholders'
     Equity for the Six Month Period Ended June
     30, 2006 (unaudited) .................................................... 6

     Notes to Financial Statements ........................................... 7





Item 2.  Management's Discussion and Analysis or Plan of Operation ...........15

Item 3.  Controls and Procedures .............................................22


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ....................................................22

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds ...........22

Item 3. Defaults Upon Senior Securities ......................................22

Item 4. Submission of Matters to a Vote of Security Holders ..................22

Item 5. Other Information ....................................................22

Item 6. Exhibits .............................................................22

Signatures ...................................................................23

PART 1 FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET



                                                                                                June                December
                                       ASSETS                                                 30, 2006              31, 2005
                                                                                             (Unaudited)            (Audited)
                                                                                            -------------         -------------
Current Assets


       Cash...........................................................................     $       85,979         $     376,913
         Accounts receivable - Trade (net of allowance). .............................            939,517                89,410
         Costs in excess of billings on uncompleted projects..........................             90,650                  -
         Prepaid expenses and other current assets ...................................             71,643                68,900
                                                                                            -------------        --------------
         Total current assets ........................................................          1,187,789               535,223

         Film Licenses................................................................            481,829               481,829
         Property and equipment, net of accumulated
         Depreciation of $ 1,231,926 and $ 613,816 respectively.......................            395,070               106,939
                                                                                            -------------        --------------
         Total Assets ................................................................     $    2,064,688         $   1,123,991
                                                                                            -------------        --------------

                     LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
         Accounts Payable and accrued expenses .......................................     $    1,429,363         $   1,309,929
         Notes Payable - current .....................................................            521,804               343,810
         Preferred stock dividend payable ............................................             25,854                22,811
         Due to Officer ..............................................................            171,101                40,673
         Due to Shareholders .........................................................             74,000                 7,000
                                                                                            -------------        --------------

Total current liabilities ............................................................          2,222,122             1,724,223
Notes payable - long term ............................................................            534,343               300,000
                                                                                            -------------        --------------
       Total liabilities .............................................................          2,756,465             2,024,223
                                                                                            =============        ==============


Shareholders' Equity
         12% Non-voting convertible redeemable preferred stock: $.10 par value,
         10,000,000 shares authorized, 25,357 shares issued and outstanding at
         June 30, 2006 and December 31, 2005:  Aggregate liquidation preference
         $50,714 at June 30, 2006 and December 31, 2005 ..............................              2,536                 2,536

         Voting Convertible Redeemable Series B Preferred Stock $0.10 par value
            135,000 shares authorized, 135,000 and 117,493 issued and outstanding at
            June 30, 2006 and December 31, 2005, respectively ........................             13,500                11,749
         Common stock $0.001 par value, 750,000,000 shares authorized,
         14,547,448 and 14,232,048 issued and outstanding at June 30, 2006 and
         December 31, 2005, respectively .............................................             14,547                14,232

Capital contribution in excess of par:
         Attributed to 12% Preferred Stock non-voting ................................             22,606                22,606
         Attributed to Series B Preferred stock voting ...............................          3,172,415             2,561,769
         Attributed to Series C Preferred stock voting ...............................             -                     -
                                                                                            -------------        --------------
         Attributed to Common Stock...................................................         21,733,351            25,084,174

Retained earnings (deficit) ..........................................................        (25,650,732)          (25,084,174)
                                                                                            -------------        --------------
Total Shareholders' equity ...........................................................           (691,777)             (900,232)
                                                                                            -------------        --------------
Total Liabilities & Shareholders' equity .............................................     $    2,064,688         $   1,123,991
                                                                                            =============        ==============


   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements




                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                                          Three Months Ended June 30,
                                                                                         2006                     2005
                                                                                    ---------------          -------------

Revenues:
Broadband Installation and Wireless Infrastructure Services ....................    $     1,214,435          $      89,096
Film Distribution Services .....................................................              -                     11,725
                                                                                    ---------------          -------------
               Total Revenue ...................................................          1,214,435                100,821
                                                                                    ---------------          -------------
Cost:
Operating Costs:
Installation and Wireless Infrastrure Services .................................            785,490                 93,153
Film Distribution Services .....................................................              -                      -
                                                                                    ---------------          -------------
               Total Cost of Revenue ...........................................            785,490                 93,153
                                                                                    ---------------          -------------
Gross Profit ...................................................................            428,945                  7,668
                                                                                    ---------------          -------------

Selling, general and administrative expenses ...................................            550,649                489,812
Film license reevaluation ......................................................              -                     76,750
Settlement Expense .............................................................              -                     13,500
Loss on disposition of assets ..................................................              -                    233,852
Interest expense ...............................................................             61,674                 39,787
                                                                                    ---------------          -------------
 ...............................................................................          (612,325)              (835,701)
                                                                                    ---------------          -------------
Net (loss) .....................................................................          (183,378)              (846,033)

Preferred stock dividend .......................................................              1,521                  1,521
                                                                                    ===============          =============
Net (loss) available to common stockholders ....................................    $     (184,899)          $   (847,554)


Weighted average number of shares outstanding ..................................         14,547,448             10,349,251
                                                                                    ===============          =============

Basic and diluted net income (loss)
Per common share ...............................................................    $        (0.01)          $      (0.08)
                                                                                    ===============          =============






   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                   Six Months Ended June 30,

                                                                                 2006                       2005
                                                                            -------------               ------------
Revenues:
Broadband Installation and Wireless Infrastrure Services ................   $   2,373,324               $    183,319
Film Distribution Services ..............................................           -                         54,900
                                                                            -------------               ------------
               Total Revenue ............................................       2,373,324                    238,219
                                                                            -------------               ------------


Operating Costs:
   Broadband Installation and Wireless Infrastrure Services .............       1,686,749                    181,512
Film Distribution Services                                                          -                         27,799
                                                                            -------------               ------------
               Total Cost of Revenue ....................................       1,686,749                    209,311
                                                                            -------------               ------------

Gross Profit ............................................................         686,575                     28,908
                                                                            -------------               ------------

Selling, general and administrative expenses ............................       1,130,526                    879,602
Film license reevaluation ...............................................           -                         76,750
Settlement Expense ......................................................           -                         13,500
Loss on disposition of assets ...........................................           -                        233,852
Interest expense ........................................................         119,565                     77,112
                                                                            -------------               ------------
                                                                               (1,250,091)                (1,280,816)
Net (loss) ..............................................................        (563,516)                (1,251,908)
Preferred stock dividend ................................................   $       3,042               $      3,042
                                                                            =============               ============
Net (loss) available to common stockholders .............................   $    (566,558)               $(1,254,950)


Weighted average number of shares outstanding ...........................      14,389,748                  9,998,298
                                                                            =============               ============

Basic and diluted net income (loss)
per common share ........................................................   $       (0.04)               $     (0.13)
                                                                            =============               ============





   The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                  Six Months Ended June 30,

                                                                                 2006                      2005
                                                                            -------------               ------------
Operating Activities:
Net Income (loss) ........................................................  $    (563,516)               $(1,247,654)

Adjustments to reconcile net cash provided by operating activities:
        Provision for bad debt ...........................................         30,047                       -
        Amortization of Discounts ........................................         55,679                       -
        Amortization of film licenses ....................................           -                        27,799
       Depreciation and Amortization .....................................         82,095                     55,587
       Loss on disposition of fixed assets ...............................           -                       233,854
       Payment of various expenses with equity ...........................           -                        14,701
       Payment of employees' and consultants compensation with equity ....        (5,200)                    140,382
       Beneficial conversion feature .....................................        150,000                       -
       Reevaluation of film licenses .....................................           -                        76,750
Changes in operating assets and liabilities:
       Accounts receivable ...............................................         93,167                     56,158
       Subscription receivable ...........................................           -                        95,000
       Other assets ......................................................         26,289                     35,357
       Due to/from officers and shareholders .............................        197,428                     23,282
       Due from affiliates ...............................................           -                          (688)
       Accounts payable and accrued expenses .............................       (262,251)                   247,042
       Deferred Revenue ..................................................           -                        (7,250)
                                                                            -------------               ------------
       Net cash (used for) operating activities ..........................       (196,262)                  (249,680)
                                                                            -------------               ------------

Investing activities:
       Payment for acquisitions ..........................................       (158,000)                      -
       Payment of Equity for acquisitions. ...............................        630,213                       -
       Net assets acquired in acquisitions ...............................       (859,644)                      -
       Fixed asset addition ..............................................        (65,021)                      -
                                                                            -------------               ------------
Net cash (used for) investing activities .................................       (452,452)                      -
                                                                            -------------               ------------
Financial activities
       Payments of borrowings ............................................        (41,392)                      -
       Proceeds from borrowings ..........................................        399,172                    223,468
                                                                            -------------               ------------
       Net Cash (provided by) financing activities .......................        357,780                    223,468
                                                                            -------------               ------------
       Net (decrease) increase in cash ...................................       (290,934)                   (26,212)
       Cash at beginning of period .......................................        376,913                     26,942
                                                                            -------------               ------------
       Cash at end of period .............................................  $      85,979               $        730
                                                                            =============               ============
Supplemental cash flow information:
   Interest paid .........................................................  $      12,711               $       -
                                                                            =============               ============




    The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements

                               JUNIPER GROUP, INC.
                            AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                 Non-Voting                 Series B Voting
                          Preferred Stock Series A         Preferred  Stock              Common Stock
                          ------------------------         ---------------               --------------
                                                               Capital
                                       Capital        Par      Contri-
                             Par    Contributions    Value    butions in    Par     Contributions     Retained
                            Value     In Excess     At $.10   Excess of    Value      In Excess       Earnings
                           At $.10     Of Par                    Par      At $.001     Of Par         Deficit         Total
   ---------------------- --------- -------------- --------- ----------- --------- -------------- --------------- -------------
   December 31, 2006      $   2,536     $   22,606   $11,749  $2,561,769  $ 14,232  $  21,571,050   $ (25,084,174)  $   (900,232)

   Exercise of Options

   Shares issued as
   Payment for:

    Compensation to
    Employees and
    Consultants                  -              -                             (130)        (5,070)                        (5,200)

   Beneficial Conversion
   feature                       -              -                                         150,000                        150,000

   Stock issuance
   related to New Wave
   Acquisition                                         1,974     628,239                                                 630,213

   Reversal of Preferred                                (223)    (17,593)      445         17,371
     Issued for Common

   Net (loss) for the
   Six Months  ended
   June 30, 2006               -               -          -           -         -              -         (566,558)      (566,558)
                              -----      ---------   -------  ----------   -------    -----------    ------------   ------------

    June 30, 2006            $2,536        $22,606   $13,500  %3,172,415   $14,547    $21,733,351    $(25,650,732)  $  ( 691,777)
                             ======       ========   =======  ==========   =======    ===========    ============   ============


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

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations, and cash flow for the periods presented of the Company with respect to the interim financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Juniper Group, Inc. is a corporation incorporated in the State of Nevada in 1997 and conducts it business through its indirect wholly-owned subsidiaries. The Company business is composed of two segments: 1) broadband installation and wireless infrastructure services and 2) film distribution services. Both of these services are operated through two indirect wholly owned subsidiaries of the Company, which are subsidiaries of Juniper Entertainment, Inc. our wholly owned subsidiary. The Company operates from its Boca Raton, FL office.

     1. Broadband Installation and Wireless Infrastructure Services: The Company's broadband installation and wireless Infrastrure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company's broadband installation and wireless Infrastrure operations consist of wireless and cable broadband installation services on a regional basis by providing broadband connectivity services for wireless and cable service providers and over 95% of our revenues are derived from these operations.

     2. Film Distribution: The Company's film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company's film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias (i.e. DVD, satellite, pay television and broadcast television) and less than 5% of our revenues are derived from these operations.

BROADBAND INSTALLATION AND WIRELESS SERVICES:

The Company's broadband installation and wireless infrastructure services are conducted through Juniper Services, Inc. ("Services"), which was formed in the latter part of 2004. Services operates the Company's wireless infrastructure services and cable broadband installation services on a regional basis under a new business model and with new management and new staff. Its focus in 2006, has been on the expansion of its wireless infrastructure services and support of broadband connectivity for residential and business environment under regional contracts with wireless service providers and equipment vendors. Its direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations.

                              MATERIAL ACQUISITIONS

On March 16, 2006, Juniper Services completed the acquisition of all outstanding shares of New Wave Communication, Inc., making it a wholly owned subsidiary of Juniper Services. New Wave is a regional supplier of construction and management services to the wireless broadband industry.

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. We service the wireless providers primarily in Eastern Illinois, all of Indiana, and Western Ohio, but we are capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and Bechtel. The acquisition of New Wave has added a new dimension to the fundamentals of Juniper Services and will allow Juniper Services to leverage its customer base creating a wider market space for its base business. This will bring our broadband focus into a wireless market through voice data and streaming video.

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

REVENUE AND COST RECOGNITION

In the Wireless Infrastructure services, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with customer. Although the terms of its contracts vary considerably, most services are made on a cost- plus or time and materials basis. The Company completes most projects within six months. The Company recognizes revenue using the completed contract method. The Company follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin no. 101, "revenue recognition" ("SAB 101"). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

ACCOUNTS RECEIVABLE

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30- 60 days after issuance of the invoice. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company.

FINANCIAL INSTRUMENTS

The estimated fair values of accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e., Notes Payable, Convertible Debentures and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different from their carrying value.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment are primarily subject to the financial condition of, and continued relationship with, the segment's largest customers.

The Company had four major customers in 2006 representing 86.94% of sales revenue for three months ending June 30, 2006. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had four contractors in the second quarter of 2006 which represented 87% of the Company's total subcontracting costs.

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

Intangible assets at June 30, 2006 consist of licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party.

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which generally requires the Company to asses these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

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

STOCK-BASED COMPENSATION

During December, 2004, the FASB issued SFAS No. 123R "Share-Based Payment," which requires measurement and recognition of compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Stock-based payments include stock grants. We have granted options to purchase common stock to some of our employees at prices equal to the market value of the stock on the dates the options were granted. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. We adopted SFAS No. 123R in the second quarter of fiscal 2006 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options or liability instrument as of the adoption date is expensed over the remaining vesting period. Total compensation expense for stock options calculated according to SFAS No. 123R was none during the second quarter of fiscal 2006.

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



                                                          Three Months Ended
                                                 June 30, 2006           June 30, 2005
                                                 --------------         --------------
Net (loss) ..................................... $     (566,558)         $  (1,254,950)

Add stock-based employee compensation
expense included in reported net income,
net of taxes ...................................           -                   140,381

Deduct stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of taxes - after
adoption of SFAS 123R...........................           -                  (140,381)
                                                 --------------         --------------

Pro forma ...................................... $     (566,558)         $  (1,254,950)
                                                 ==============         ==============
Basic net (loss) per common share:
As reported ....................................          (0.01)                 (0.13)

Stock Option expense, net of taxes .............           -                      -

Pro forma ......................................          (0.01)                 (0.13)
                                                 ==============         ==============
Diluted net loss per common share:
As reported ....................................          (0.01)                 (0.13)
Stock option expense, net of taxes .............           -                      -
                                                 --------------         --------------
Pro forma ...................................... $        (0.01)        $        (0.13)
                                                 ==============         ==============



The fair value of each liability instrument is estimated on the date of grant using the fair market value. We did not grant any options during the three months ending June 30, 2006.

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

WARRANTS ISSUED WITH CONVERTIBLE DEBT

The Company has issued and anticipates issuing warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black-Scholes model and other techniques, as applicable, and consideration of various assumptions including but not limited to the volatility of the Company's stock, and expected lives of these equity instruments.

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments an Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003. The guidance should be applied prospectively, the provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurements in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instrument entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

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

In May 2005, the FASB issued Statement SFAS No. 154 "Accounting Changes and Error Corrections" (SFAS 154) which supercedes APB Opinion No. 20, Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is in the process of determining the impact of SFAS 154 on its consolidated results of operations and financial condition.

NOTE 3 - PROPERTY AND EQUIPMENT

Depreciation expense for the quarter ending June 30, 2006 and December 31, 2005 was $45,536 and $131,737. At June 30, 2006 and December 31, 2005, property and equipment consisted of the following:

                                         June 30, 2006        December 31, 2005
                                         -------------        -----------------
Vehicles                                   $ 557,323             $  51,766
Equipment                                    785,235               379,967
Website                                      207,284               207,284
Leasehold improvements                        29,959                29,958
Furniture and  fixtures                       47,196                26,938
                                           ---------             ---------
Total property and equipment               1,626,997               695,913
Accumulated depreciation                   1,231,927               588,974
                                           ---------             ---------
Property and equipment, net                $ 395,070             $ 106,939
                                           =========             =========

The provision for depreciation amounted to $82,095 and $55,587 for six month period ended June 30, 2006 and 2005, respectively.

NOTE 4 - NOTES PAYABLE AND CAPITALIZED LEASES


The following is a summary of the notes payable and capitalized leases on the balance sheet at June 30, 2006.

7% Convertible Notes maturing in 2007 ................................................ $        50,000

Capitalized vehicle leases, payable in monthly installments, bearing interest at
varying interest rates, maturing in 2009 .............................................         163,658

Demand notes payable within one year,  bearing interest at
varying interest rates from 9 % to 18 % ..............................................         386,810

8% Callable Secured convertible Note maturing 2009 (net of discount of $208,904
attributable to beneficial conversion feature) .......................................        291,096

8% Callable Secured convertible Note maturing 2009 (net of discount of $135,417 ......         164,583
attributable to beneficial conversion feature)

Less current portion .................................................................  $      521,804
                                                                                        --------------
Long term portion ....................................................................  $      534,343
                                                                                        --------------


CONVERTIBLE DEBENTURES

As of June 30, 2006, $50,000 represented the Company's 7% convertible debenture along with accrued interest. The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company at a conversion price which was equal to the closing bid price of the Company's common stock on the date the debentures were issued. If on any day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offering yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary. At June 30, 2006, the accrued and unpaid interest amounted to $4,192.

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

Debt and equity issuances may have features which allow the holder to convert at beneficial conversion terms, which are then measured using similar valuation techniques and amortization to interest expense in the case of debt or recorded as dividends as in the case of preferred stock instruments. No issuances have beneficial conversion terms as of June 30, 2006.

NOTE 5 - INCOME TAXES

As a result of losses incurred through December 31, 2005, the Company has net operating loss carry forwards of approximately $22,800,000. For the six months ended June 30, 2006 and 2005, no provision was made for Federal and State income taxes due to the losses incurred during these periods.

NOTE 6 - SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of June 30, 2006, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2006, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at June 30, 2006, were $25,854 . Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

SERIES C VOTING PREFERRED STOCK

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company's Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation's Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common stock.

No dividends have been paid during the six months ended June 30, 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

GOING CONCERN

As shown in the accompanying financial statements, the Company's revenue increased to approximately $ 2,373,300 through the second quarter of 2006, from approximately $238,200 through the second quarter of 2005.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately ($566,600) in the first six months of 2006, and approximately ($1,283,900) in the first six months of 2005. Working capital was negative approximately ($1,033,200) at June 30, 2006.

Through the second quarter of 2006, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company entered into a financing arrangement March 14,2006 involving the sale of an aggregate of $300,000 principal amount of callable secured convertible notes. The Company invested these resources towards the initial payment of $125,000 for the acquisition of New Wave Communications, Inc, and for working capital and payment of debt . Among the obligations that the Company has not had sufficient cash to pay is its payroll and payroll taxes.

The fact that the Company continued to sustain losses in 2006, has negative working capital at June 30, 2006 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company's ability to continue as a going concern. The Company has developed a plan to improve cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company's plan for expanding operations, see the discussion within Item 2. - Management's Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2005 Annual Report on Form 10-KSB which include forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, it directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this report are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Such factors as:

- continued historical lack of profitable operations;
- working capital deficit;
- the ongoing need to raise additional capital to fund operations and growth on a timely basis;
- the success of the expansion into the broadband installation and wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;
- most of the Company's revenue is derived from a selected number of customers;
- the ability to develop long-lasting relationships with our customers and attract new customers;
- the competitive environment within the industries in which the Company operates;
- the ability to attract and retain qualified personnel, particularly the Company's CEO;
- the effect on our financial condition of delays in payments received from third parties;
- the ability to manage a new business with limited management;
- rapid technological changes; and
- other factors set forth in our other filings with the Securities and Exchange Commission.

OVERVIEW

Historically our business has been composed of two segments (1) broadband installation and wireless infrastructure services and (2) film distribution services. Currently film distribution services consists of a financially insignificant portion of our operations. The Company operates from its Boca Raton, FL office and conducts its business indirectly through its wholly-owned subsidiaries.

The Company's current operating focus is though the broadband installation and wireless infrastructure services.

Broadband Installation and Wireless Infrastructure Services: These services are conducted through Juniper Services, Inc. ("Services"), which is a wholly owned subsidiary, of Juniper Entertainment, Inc ("JEI"), which is a wholly owned subsidiary of the Company.

Film Distribution Services: The film distribution services is conducted through Juniper Pictures, Inc ("Pictures"), a wholly owned subsidiary of Juniper Entertainment, Inc. ("JEI"), a wholly owned subsidiary of the Company.

BROADBAND INSTALLATION AND WIRELESS INFRASTRUCTURE SERVICES

The Company's broadband installation and wireless infrastructure services are conducted through Services. Services operates the Company's wireless broadband and wireless installation services on a regional basis under a new business model and with new management and new staff. Its focus has been on the expansion of its broadband installation services for regional contracts with wireless service providers and equipment vendors. Its mission is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. ("New Wave"), making it a wholly owned subsidiary of Services.

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. It currently services wireless providers primarily in Eastern Illinois, all of Indiana, and Western Ohio, but is capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket , Revol, Crown Castle and Bechtel . The acquisition of New Wave has added a new dimension to the fundamentals of Juniper Services and will allow Juniper Services to utilize its customer base creating a wider market space for its base business. This will bring our broadband focus into a wireless market through voice data and streaming video.

This is a direct complement to the Company's existing broadband business. The list of services that the Company offers are: network rollout, project management, wireless communication facility " new build" construction, wireless communication facility " collocation " construction, wireless communication site maintenance, cellular and PCS system troubleshooting and repair, tower structural upgrades, tower inspections, mapping, and maintenance services, tower lighting troubleshooting and repair, microwave system engineering, microwave system installation, maintenance and trouble shooting/ repair, microwave radio leasing, wireless broadband system installation, temporary power delivery and maintenance, and warehousing services.

The Company believes the demand for broadband installation and wireless infrastructure services will increase substantially in the wireless broadband segment during 2006 through the continued support of the cellular market and through a robust wireless industry. Services has deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its clients "speed to market" needs. Predominantly, this increased workload has been subcontracted out in order to protect cash flow.

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

The Company chose to concentrate its efforts in 2006 on assuring the implementation of its services to its key national providers. The Company believes that this trend for outsourcing in the deployment and support for wireless broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, the Company believes that its prospects for the expansion of its broadband installation and wireless Infrastrure services are strong for 2006. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services' opportunity to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by a number of factors:

         (i) These include its ability to financially support the national agreements entered into and to finance continuing growth and fund technician recruitment, training and payroll, as well as the financing of operating cash flow requirements from expansion of its high quality technician services to the broadband providers in order to meet the demand for its services. This will require additional financing on a timely basis.

         (ii) To maximize capital availability for potential new services being developed by providers in the broadband and wireless market , the Company evaluates opportunities for services to its customer based on capital investment requirements, the potential profit margin, and the customer's payment practices.

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

FILM DISTRIBUTION SERVICES

Juniper Pictures, Inc. ("Pictures") has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations).

The Company is currently utilizing its resources to build the broadband and wireless installation services portion of its business. It has not devoted any material resources toward the promotion and solicitation of its film licenses. Certain of the Company's film that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. Most recently, during the first quarter of 2006, Pictures did not generate any revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005.

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses.

NET INCOME (LOSS)

Net loss available to common stockholders was approximately $(185,000) or $(0.01) per diluted net loss per share on revenue of approximately $1,214,400 for the three month period ended June 30, 2006 compared with net loss of $(848,000), or $(0.08) per diluted net loss per share on revenue of approximately $100,800 for the three month period ended June 30, 2005. This represents a 1005% increase in revenue and a 456% decrease in net losses.

REVENUES

The broadband installation and wireless infrastructure services recognized revenue of approximately $ 1,214,400 for the three month period ended June 30, 2006 compared to approximately $100,800 for the three month ended June 30, 2005, an increase of approximately $1,113,600. The increase in revenue was predominantly attributable to the acquisition of New Wave.

OPERATING COSTS

The broadband installation and wireless infrastructure services incurred operating costs of approximately $785,500 (65% of revenue) for the three month period ended June 30, 2006, compared to approximately $93,200 (92.5% of revenue) for the three month ended June 30, 2005, an decrease in operating cost of 27.5%. Other increases in operating costs were attributable to the acquisition of New Wave.

GROSS PROFIT

The Company's gross profit margin for the three month ended June 30, 2006 was approximately $428,900 representing 35% of revenue, compared to approximately $7,700 gross profit margin for the three month ended June 30,2005 representing 7.6% of revenue.

Selling, general and administrative expenses increased from approximately $489,800 for the three month ended June 30, 2005 to approximately $550,600 for the three month ended June 30, 2006 a 12% increase . However, the selling, general and administrative as a percentage decreased from 486 % of revenue for the three month ended June 30, 2005 to 45 % of revenue for the three month ended June 30, 2006. The Company shall continue to monitor its' SGA costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to depreciation expense of approximately $29,000, rent expense of $10,000, professional fees of approximately $19,000, salary expense of approximately $24,000 and, offset by decrease expense in consulting fees of $72,000 This increase was also attributable to the New Wave acquisition and the inclusion of their selling, general and administrative costs.

Included in total selling, general and administrative expenses were the following increases in non-cash expenses: and bad debt expense approximately $10,000.

SIX MONTHS ENDED JUNE 30, 2006 VS SIX MONTHS ENDED JUNE 30, 2005

During the first six month period ended June 30, 2006, Juniper Pictures generated no material revenue. Certain of our films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

NET INCOME (LOSS)

Net loss available to common stockholders was approximately $(566,600), or $(0.04) per diluted net loss per share on revenue of approximately $2,373,300 for the six months ended June 30, 2006 compared with net loss of approximately $(1,255,000), or $(.13) per diluted net loss per share on revenue of approximately $238,200 for the six months ended June 30, 2005. This represents a 996% increase in revenue and a 222% decrease in net loss.

REVENUES

The broadband installation and wireless infrastructure services recognized revenue of approximately $ 2,373,300 for the six month period ended June 30, 2006 compared to approximately $238,200 for the six month ended June 30, 2005, an increase of approximately $2,135,100. The increase in revenue was predominantly attributable to the acquisition of New Wave.

OPERATING COSTS

The broadband installation and wireless infrastructure services incurred operating costs of approximately $ 1,686,700 (71 % of revenue) for the six month period ended June 30, 2006, compared to approximately $209,300 (88 % of revenue) for the six month ended June 30, 2005, an decrease in operating cost of 17%. Other increases in operating costs were attributable to the acquisition of New Wave.

GROSS PROFIT

The Company's gross profit margin for the six month ended June 30, 2006 was approximately $686,600 representing 29 % of revenue, compared to approximately $28,900 gross profit margin for the six month ended June 30,2005 representing 12 % of revenue.

Selling, general and administrative expenses increased from $879,600 for the six month ended June 30, 2005 to $1,130,500 for the six month ended June 30, 2006 a 28 % increase . However, the selling, general and administrative as a percentage decreased from 369 % of revenue for the six month ended June 30, 2005 to 47 % of revenue for the six month ended June 30, 2006. The Company shall continue to monitor its' SGA costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to salary expense of approximately $142,000, rent of approximately $21,000 , SEC expense of $19,000 and, offset by decrease expense in legal fees of approximately $36,000 This increase was also attributable to the New Wave acquisition and the inclusion of their selling, general and administrative costs.

Included in total selling, general and administrative expenses were the following decreases in non-cash expenses: depreciation and amortization of approximately $38,000 and bad debt expense approximately $22,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had a working capital deficit of approximately ($1,033,000), compared to a working capital deficit of approximately ($1,189,000) at December 31, 2005. The ratio of current assets to current liabilities was .53:1 at June 30, 2006, and 0.31:1 at December 31, 2005. Cash flow used for operations during the six month period ended June 30, 2006 was $196,200, compared to cash flow used for operations during the six month period ended June 30, 2005 of $249,700.

The Company's operations during the first six months of 2006 were funded by the sale of convertible debentures totaling $300,000.

The Company has incurred losses in the last several years and has funded its operations primarily from the sale of securities in private transactions. The Company will plan to grow the core wireless broadband service business and to invest the predominant portion of available resources in the effort. Subject to the Company's ability to continue to fund its operations for the sale of securities on a private transactions, the Company will begin to increase its wireless broadband services.

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

The Company believes that it will not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2006. The Company has received the first of two planned rounds of financing and the investor is obligated to purchase additional callable secured notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. The ability of the Company to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although the Company may obtain external financing through the sale of its securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to the Company. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion or scale back operations and reduce its staff.

The Company currently does not have any bank line of credit.

SEASONALITY

The provision of services for broadband installation and wireless infrastructure deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing the Company to variable quarterly results. The budgetary years of many of our wireless infrastructure services customers end December 31. As a result, some of the Company's customers increase their expenditures and work order requests towards the end of the year in order to fulfill their budgets. Adverse weather conditions, particularly during the winter and spring season, also affect our ability to perform outdoor services in certain regions of the United States.

Natural catastrophes such as the recent hurricanes in the United States could also have a negative impact on the economy overall and on the Company's ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods. However, these natural catastrophes historically have generated additional revenue subsequent to the event.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations.

FINANCING

To obtain funding for its ongoing operations we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on December 28, 2005 for the sale of (i) $1,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 1,000,000 shares of our common stock and on March 14, 2006 for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying the $1,000,000 in callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock pursuant to the Securities Purchase Agreement executed on December 28, 2005. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide us with an additional $500,000 following our registration statement being declared effective.

The Callable Secured Convertible Notes bear interest at 8%, mature on January 15, 2009 with respect to the initial $500,000 and on March 14, 2009 with respect to $300,000, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under their terms. The initial 1,000,000 warrants are exercisable until five years from the date of issuance at a purchase price of $0.13 per share and the subsequent 7,000,000 warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments, including $500,000 to be received under the Securities Purchase Agreement should our registration statement that we filed be declared effective, are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to reduce staff and curtail our operations.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2005. Since December 31, 2005, there have been no material changes to the Company's critical accounting policies.

The Company has identified the following policies as critical to its business and the understanding of its results of operations The impact of these policies is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. Preparation of this report requires the Company's use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of accounts receivable, and the potential impairment of long lived assets. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

ACCOUNTS RECEIVABLE

Valuation of accounts receivable collectibility is evaluated for each subsidiary based on the subsidiary's industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts.

GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since management's judgment is involved in performing goodwill and other intangible assets valuation analyses, there is a risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

The Company has elected to perform the annual impairment test of recorded goodwill and intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. The Company recognized impairment based upon the piracy of the film library in 2005 and the future revenue anticipated from the sale of its films.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated no discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair value may be adjusted in the future.

FILM LICENSES

Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments.

If the net resale value of the Company's film licenses is significantly less than management's estimate, it could have a material affect on the Company's financial condition.

We expense the cost of film rights over the film life cycle based upon the ratio of the current period's gross revenues to the estimated remaining total gross revenues. These estimates are calculated on an individual production basis for film. Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of the production and trends in consumer behavior, and potential pirating.

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

There have been no material changes with regard to the risk factors previously disclosed in our recent Annual Report on Form 10KSB.

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

On February 7, 2006, the Company's Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend as they accrue throughout the year ending December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included herein:

Exhibits


31.1 Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 13B as adopted pursuant To Section 302 of the Sarbanes-Oxley Act 2002.
32.1 Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

JUNIPER GROUP, INC.


Date: August  15, 2006


                                           By:/s/ Vlado P. Hreljanovic
                                           ---------------------------------
                                           Vlado P. Hreljanovic
                                           Chairman of the Board, President,
                                           Chief Executive Officer and
                                           Chief Financial Officer