Form 10QSB
period 2006-09-30
JUNIPER GROUP INC
filed 2006-11-17
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 0-19170

------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada                                                                       11-2866771
---------------------------------------------------------------------------------------------------------------
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

As of November 3, 2006, 15,267,448 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Pages
Consolidated Balance Sheets at September 30, 2006
(unaudited) and December 31, 2005 (audited - as restated).............................................................

Consolidated Statements of Income for the Three
Month Period Ended September 30, 2006 (unaudited) and 2005 (unaudited - as restated)........

Consolidated Statements of Income for the Nine Month
Period Ended September 30, 2006 (unaudited) and 2005 (unaudited - as restated).....................

Consolidated Statements of Cash Flows for the Nine
Month Period Ended September 30, 2006 (unaudited) and 2005 (unaudited - as restated)........

Consolidated Statement of Shareholders' Equity for the
Nine Month Period Ended September 30, 2006 (unaudited - as restated).....................................

Notes to Financial Statements.............................................................................................................

2 3 4 5 6 7

Item 2. Management's Discussion and Analysis or Plan of Operation.........................................

Item 3. Controls and Procedures..........................................................................................................

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................................................................

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.............................................

Item 3. Defaults Upon Senior Securities.............................................................................................

Item 4. Submission of Matters to a Vote of Security Holders.........................................................

Item 5. Other Information......................................................................................................................

Item 6. Exhibits........................................................................................................................................

Signatures................................................................................................................................................

16 23 24 24 24 24 24 24 25

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements
JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
ASSETS	September 30, 2006 (Unaudited)	December 31, 2005 (Audited - as restated)
Current Assets
Cash...	$235,557	$376,913
  Accounts receivable - Trade (net of allowance)...............................................................................................................................................
  Costs in excess of billings on uncompleted projects.......................................................................................................................................
  Prepaid expenses and other current assets.......................................................................................................................................................

        Total current assets........................................................................................................................................................................................

    Other Assets
  Film Licenses...
  Property and equipment, net of accumulated
             Depreciation of $ 1,275,488 and $613,816 respectively.............................................................................................................................

        Total Assets.....................................................................................................................................................................................................
	$1,060,433 38,705 120,252 1,454,947 481,829 412,965 2,349,741	$89,410 - 68,900 535,223 481,829 106,939 1,123,991

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
  Accounts Payable and accrued expenses.........................................................................................................................................................
  Notes Payable - current........................................................................................................................................................................................
  Preferred stock dividend payable.......................................................................................................................................................................
  Due to Officer...
  Due to Shareholders.............................................................................................................................................................................................
	$1,702,923 551,000 27,376 222,339 7,000	$1,309,929 343,810 22,811 40,673 7,000
        Total current liabilities....................................................................................................................................................................................

Notes payable - long term..........................................................................................................................................................................................
	2,510,638 532,505	1,724,223 273,240
Total liabilities..................................................................................................................................................................................................	3,043,143	1,997,463
Shareholders’ Deficit
12% Non-voting convertible redeemable preferred stock: $0.10 par value, 10,000,000 shares authorized, 25,357 shares issued and outstanding at September 30, 2006 and December 31, 2005: Aggregate liquidation preference $50,714 at September 30, 2006 and December 31, 2005, .....................................................................................................................................................................................	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized, 135,000 and 117,493 issued and outstanding at September 30, 2006 and December 31, 2005, respectively.................................................................................................................................................	13,500	11,749
Common stock $0.001 par value, 750,000,000 shares authorized, 14,547,448 and 14,232,048 issued and outstanding at September 30, 2006 and December 31, 2005, respectively.................................................................................................................................................	14,547	14,232
Capital contribution in excess of par:
      Attributed to 12% Preferred Stock non-voting.................................................................................................................................................
      Attributed to Series B Preferred stock voting...................................................................................................................................................
      Attributed to Series C Preferred stock voting...................................................................................................................................................
	22,606 3,172,415 -	22,606 2,561,769 -
Attributed to Common Stock...............................................................................................................................................................................	22,747,990	22,453,769
Retained earnings (deficit).........................................................................................................................................................................................	(26,666,996)	(25,940,133)
Total Shareholders’ deficit.........................................................................................................................................................................................	(693,402)	(873,472)
Total Liabilities & Shareholders’ deficit..................................................................................................................................................................	$2,349,741	$1,123,991

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months ended September 30,
	2006	2005 (As restated)
Revenues:
Broadband Installation and Wireless Infrastructure Services.....................................................................	$1,399,672	$142,357
Film Distribution Services..................................................................................................................................	-	-

Total Revenue........................................................................................................................................	1,399,672	142,357

Operating Costs:
Broadband Installation and Wireless Infrastructure Services.....................................................................	1,011,438	93,352
Film Distribution Services..................................................................................................................................	-	-

Total Cost of Revenue..........................................................................................................................	1,011,438	93,352

Gross Profit.............................................................................................................................................................	388,234	49,005

Selling, general and administrative expenses....................................................................................................	453,314	437,182
Conversion expense for convertible debentures..............................................................................................	-	642,000
Film license re-evaluation.....................................................................................................................................	-	91,969
Settlement expense................................................................................................................................................	-	12,500
Loss on disposition of assets.............................................................................................................................	295	-
Amortization of debt discount............................................................................................................................	2,432	182,401
Interest expense.....................................................................................................................................................	81,654	45,022
Stock-based compensation..................................................................................................................................	-	-
	(537,695)	(1,411,074)
Net (loss).................................................................................................................................................................	(149,461)	(1,362,069)
Preferred stock dividend.......................................................................................................................................	(1,522)	(1,522)

Net (loss) available to common stockholders...................................................................................................	$(150,983)	$(1,363,591)

Weighted average number of shares outstanding...........................................................................................	14,547,448	16,419,694

Basic and diluted net income (loss) per common share...................................................................................	$(0.01)	$(0.08)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months ended September 30,
	2006	2005 (As Restated)
Revenues:
Broadband Installation and Wireless Infrastructure Services.....................................................................	$3,772,996	$380,576
Film Distribution Services..................................................................................................................................	-	-

Total Revenue........................................................................................................................................	3,772,996	380,576

Operating Costs:
Broadband Installation and Wireless Infrastructure Services.....................................................................	2,698,187	302,663
Film Distribution Services..................................................................................................................................	-	-

Total Cost of Revenue..........................................................................................................................	2,698,187	302,663

Gross Profit.............................................................................................................................................................	1,074,809	77,913

Selling, general and administrative expenses....................................................................................................	1,583,840	1,316,784
Conversion expense for convertible debentures..............................................................................................	-	642,000
Film license re-evaluation.....................................................................................................................................	-	168,719
Settlement expense................................................................................................................................................	-	26,000
Loss on disposition of assets.............................................................................................................................	295	233,852
Amortization of debt discount............................................................................................................................	11,754	208,107
Interest expense.....................................................................................................................................................	201,219	122,134
Stock-based compensation..................................................................................................................................	-	3,150
	(1,797,108)	(2,720,746)
Net (loss).................................................................................................................................................................	(722,299)	(2,642,833)
Preferred stock dividend.......................................................................................................................................	(4,564)	(4,564)

Net (loss) available to common stockholders...................................................................................................	$(726,863)	$(2,647,397)

Weighted average number of shares outstanding...........................................................................................	14,389,748	12,155,654

Basic and diluted net income (loss) per common share...................................................................................	$(0.05)	$(0.22)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended September 30,
	2006	2005 (As Restated)
Operating Activities:
Net Income (loss)..................................................................................................................................................	$(722,299)	$(2,642,833)
Adjustments to reconcile net cash provided by operating activities:
Provision for bad debt...........................................................................................................................	30,047	-
Amortization of film licenses................................................................................................................	-	27,803
Amortization of debt discount.............................................................................................................	104,532	208,107
Depreciation and Amortization............................................................................................................	125,363	67,349
Stock-based compensation..................................................................................................................	-	3,150
Loss on disposition of fixed assets....................................................................................................	-	170,891
Debt conversion expense.....................................................................................................................	-	642,000
Payment of various expenses with equity..........................................................................................	-	14,700
Payment of employees' and consultants compensation with equity.............................................	(5,200)	291,230
Beneficial conversion feature...............................................................................................................	150,000	-
Re-evaluation of film licenses..............................................................................................................	-	168,716
Changes in operating assets and liabilities:		-
Accounts receivable..............................................................................................................................	(26,566)	72,664
Subscription receivable.........................................................................................................................	-	95,000
Other assets............................................................................................................................................	4,757	37,941
Due to/from officers and shareholders...............................................................................................	248,666	4,242
Due from affiliates..................................................................................................................................	-	(1,010)
Accounts payable and accrued expenses..........................................................................................	50,394	246,448
Deferred Revenue..................................................................................................................................	-	(7,250)
Net cash (used for) operating activities.........................................................................................	(40,306)	(600,852)

Investing activities:
Payment for acquisitions......................................................................................................................	(225,000)	-
Payment of Equity for acquisitions.....................................................................................................	630,213	-
Net assets acquired in acquisitions....................................................................................................	(855,213)	-
Fixed Asset addition..............................................................................................................................	(134,213)	-
Net cash (used for) investing activities.........................................................................................	(584,213)	-

Financial activities:
Payments of borrowings.......................................................................................................................	(61,848)	(44,231)
Proceeds from borrowings....................................................................................................................	545,011	321,810
Proceeds from sale of common stock..................................................................................................	-	300,000
Net Cash (provided by) financing activities..................................................................................	483,163	577,579
Net (decrease) increase in cash............................................................................................................................	(141,356)	(23,273)
Cash at beginning of period.................................................................................................................	376,913	26,942
Cash at end of period............................................................................................................................	$235,557	$3,669

Supplemental cash flow information:
Interest paid............................................................................................................................................	$18,491	$5,000

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED - AS RESTATED)

	Non-Voting		Series B
	Preferred Stock		Preferred Stock		Common Stock
				Capital
		Capital		Contri-
	Par	Contributions	Par	butions in	Par	Contributions	Retained
	Value	In Excess	Value	Excess of	Value	In Excess	Earnings
	at $0.10	of Par	at $0.10	Par	at $0.001	of Par	Deficit	Total

December 31, 2005	$2,536	$22,606	$11,749	$2,561,769	$14,232	$ 22,453,769	$(25,940,133)	$(873,472)

Exercise of Options

Stock-based Compensation						131,920		131,920

Shares issued as Payment for:

Compensation to Employees and Consultants					(130)	(5,070)		(5,200)

Beneficial Conversion feature						150,000		150,000

Stock issuance related to New Wave Acquisition			1,974	628,239				630,213

Reversal of Preferred			(223)	(17,593)	445	17,371

Net (loss) available to Common Stockholders Nine Months ended September 30 , 2006							(726,863)	(726,863)

September 30, 2006	$2,536	$22,606	$13,500	$3,172,415	$14,547	$22,747,990	$(26,666,996)	$(693,402)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE-1 - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission“ ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2005, which have been restated (see note 8), included in the Company's Registration  Statement Form SB-2 (file #333-131730).

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

NOTE-2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

1.
Broadband Installation and Wireless Infrastructure Services: The Company’s broadband installation and wireless infrastructure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s broadband installation and wireless infrastructure operations consist of wireless and cable broadband installation services on a regional basis by providing broadband connectivity services for wireless and cable service providers and over 95% of our revenues are derived from these operations.

2.
Film Distribution: The Company’s film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias (i.e. DVD, satellite, pay television and broadcast television) and less than 5% of our revenues are derived from these operations.

Broadband Installation and Wireless services:

The Company’s Broadband Installation and Wireless Infrastructure Services are conducted through Juniper Services, Inc. (“Services”), which was formed in the latter part of 2004. Services operates the Company’s wireless infrastructure services and cable broadband installation services on a regional basis. Its focus in 2006, has been on the expansion of its wireless infrastructure services and support of broadband connectivity for residential and business environment under regional contracts with wireless service providers and equipment vendors. Its direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installation.

Material Acquisitions

On March 16, 2006, Juniper Services completed the acquisition of all outstanding shares of New Wave Communication, Inc., making it a wholly owned subsidiary of Juniper Services. New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company services the wireless providers primarily in Eastern Illinois, all of Indiana, and Western Ohio.  However, we are capable of sustained work anywhere within the United States. Our current client roster includes national accounts such as Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and Bechtel.

Principles of Consolidation

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

Revenue and Cost Recognition

In the Wireless Infrastructure services, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with customer. Although the terms of its contracts vary considerably, most services are made on a cost- plus or time and materials basis. The Company completes most projects within six months. The Company recognizes revenue using the completed contract method. The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no. 101, "revenue recognition“ ("SAB 101"). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the broadband installation and wireless infrastructure services and film distribution services segment are primarily subject to the financial condition of, and continued relationship with, the segment's largest customers.

The Company had five major customers representing 82.7% of sales revenue for three months ending September 30, 2006. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had six sub-contractors in the third quarter of 2006 which represented 94% of the Company’s total subcontracting costs.

Film Licenses

Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments.

Producers retain a participation in the net profits from the sale of film rights; however, producers' share of net profits is earned only after payment to the producer exceeds the guaranteed minimum, where minimum guarantees exist. In these instances, the Company records as participation expense an amount equal to the producer’s share of the profits. The Company incurs expenses in connection with its film licenses, and in accordance with license agreements, charges these expenses against the liability to producers. Accordingly, these expenses are treated as payments under the film license agreements. When the Company is obligated to make guaranteed minimum payments over periods greater than one year, all long term payments are reflected at their present value. Accordingly, in such case, original acquisition costs represent the sum of the current amounts due and the present value of the long-term payments.

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

The Company is currently directing all its time and efforts toward building the Company's broadband installation and wireless infrastructure services business. Due to the limited availability of capital, personnel, resources and pirating, the volume of film sales activity has been significantly diminished.

Amortization of Intangibles

Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

Intangible assets at September 30, 2006 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

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

Stock-Based Compensation

During December, 2004, the FASB issued SFAS No. 123R “Share-Based Payment,” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock grants.

We have granted options to purchase common stock to some of our employees at prices equal to the market value of the stock on the dates the options were granted. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. We adopted SFAS No. 123R in the third quarter of fiscal 2006 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options or liability instrument as of the adoption date is expensed over the remaining vesting period. Total compensation expense for stock options calculated according to SFAS No. 123R was none during the third quarter of fiscal 2006.

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

	Nine Months Ended
	September 30, 2006	September 30, 2005 (As Restated)
Net (loss) available for Common Stockholders.........................................................................	$ (726,863)	$ (2,647,397)
Add stock-based employee compensation expense included in reported net income, net of taxes...........................................................................................................................................	--	3,150
Deduct stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes -after adoption of SFAS 123R................................................................................................................	--	(3,150)
Pro forma.........................................................................................................................................	$ (726,863)	$ (2,647,397)
Basic net (loss) per common share: As reported.....................................................................................................................................	(0.05)	(0.22)
Pro forma.........................................................................................................................................	(0.05)	(0.22)
Diluted net loss per common share: As reported.....................................................................................................................................	(0.05)	(0.22)
Stock option expense, net of taxes..............................................................................................	--	--
Pro forma.........................................................................................................................................	$ (0.05) =============	$ (0.22) ===========

The fair value of each liability instrument is estimated on the date of grant using the fair market value. We did not grant any options during the three months ending September 30, 2006.

Web Site Development Costs

All costs relating to software used to operate the Company’s web site are expensed as incurred. Fees incurred for web site hosting, which involves the payment of a specified, periodic fee to an Internet Service Provider are expensed over the period of benefit. Costs of upgrades and enhancements that add functionality or additional features are expensed or capitalized based on the general model of SOP 98-1, which requires certain costs relating to upgrades and enhancements to be capitalized if it is probable that they will result in added functionality.

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

Warrants Issued With Convertible Debt

The Company has issued and anticipates issuing warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black-Scholes model and other techniques, as applicable, and consideration of assumptions including but not limited to the volatility of the Company’s stock, and expected lives of these equity instruments.

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

In May 2003, the FASB issued Statement of Accounting Standards No. 150 ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurements in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instrument entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, and “Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for all fiscal years beginning after June 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 153“ "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation“ ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

In May 2005, the FASB issued Statement SFAS No. 154 “Accounting Changes and Error Corrections” (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is in the process of determining the impact of SFAS 154 on its consolidated results of operations and financial condition.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140.  Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations.  The new standard is effective for fiscal years beginning after September 15, 2006.  The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Note-3 - Property and Equipment

Depreciation expense for the quarter ending September 30, 2006 and September 30, 2005 was $43,561 and $11,762, respectively. At September 30, 2006 and December 31, 2005, property and equipment consisted of the following:

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)

Vehicles.............................................	$ 599,577	$ 51,766
Equipment.........................................	824,695	379,967
Website..............................................	207,284	207,284
Leasehold improvements...................	29,959	29,958
Furniture & Fixtures………………..	26,938	26,938
Total property and equipment...........	1,688,453	695,913
Accumulated depreciation.................	(1,275,488)	(588,974)

Property and equipment, net	$ 412,965	$ 106,939

The provision for depreciation amounted to $125,363 and $67,349 for nine month period ended September 30, 2006 and 2005, respectively.

NOTE-4 - Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at September 30, 2006 and December 31, 2005.
7% Convertible Notes maturing in 2007 (Net of Discount, $2,739, attributable to detachable warrants)……….........................................................

Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2009.......................................
	$ 47,261 202,125	$ 46,707 -
Demand notes payable within one year, bearing interest at varying interest rates from 9 % to 18%..........................................................................	485,518	343,810

8% Callable Secured convertible Note maturing 2009 (net of discount of $188,356 attributable to beneficial conversion feature and $19,960 attributable to detachable warrants).......................................................................................................................................................................................	291,684	226,533
8% Callable Secured convertible Note maturing 2009 (net of discount of $122,917 attributable to beneficial conversion feature and $120,166 attributable to detachable warrants)…...................................................................................................................................................................................	56,917	-

Less current portion...
	$ 551,000	$ 343,810

Long term portion...
	$ 532,505	$ 273,240

Convertible Debentures

As of September 30, 2006, $50,000 represented the Company’s 7% convertible debenture along with accrued interest. The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company at a conversion price which was equal to the closing bid price of the Company's common stock on the date the debentures were issued. If on any day after the first anniversary of the date of the debenture (i) the market price of the Company's common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offering yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary. At September 30, 2006, the accrued and unpaid interest amounted to $5,074.

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

NOTE-5 - Income Taxes

As a result of losses incurred through December 31, 2005, the Company has net operating loss carry forwards of approximately $22,800,000.  The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in the future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE-6 - Shareholders' Equity

Convertible Preferred Stock

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of September 30, 2006, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2006, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at September 30, 2006, were $27,376. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

The Company’s Preferred Stock is redeemable, at the option of the Company, at any time on not less than 30 days’ written or published notice to the Preferred Stockholders of record, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 115,266 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,052,709 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.

Series C Voting Preferred Stock

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITDA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common stock.

No dividends have been paid during the nine months ended September 30,2006.

NOTE-7 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company that provides for his employment as President and Chief Executive Officer at an annual salary, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Mr. Hreljanovic's employment agreement has been extended for an additional year through April 30, 2007, subject to his final acceptance.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed from time to time to accept the issuance of shares of the Company’s common stock as part of his unpaid salary.

Going Concern

As shown in the accompanying financial statements, the Company’s revenue increased to approximately $ 3,773,000 through the third quarter of 2006, from approximately $380,600 through the third quarter of 2005.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately ($726,863) in the nine months ended September 30, 2006, and approximately ($2,647,397) in the nine months ended September 30, 2005. Working capital was negative approximately ($1,055,681) at September 30, 2006.

Through the third quarter of 2006, the Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company entered into a financing arrangement March 14, 2006 involving the sale of an aggregate of $300,000 principal amount of callable secured convertible notes. The Company invested these resources towards the initial payment of $125,000 for the acquisition of New Wave Communications, Inc, and for working capital and payment of debt . Among the obligations that the Company has not had sufficient cash to pay is its past payroll and payroll taxes.

The fact that the Company continued to sustain losses in 2006, has negative working capital at September 30, 2006 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company’s ability to continue as a going concern. The Company has developed a plan and has improved cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company’s plan for expanding operations, see the discussion within Item 2. - Management’s Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management’s plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or scale back operations and reduce its staff, which would have a direct impact on its presence with its customers, as well as its inability to service new contracted arrangements with the broadband providers.

We are a defendant in a lawsuit entitled Terry Klein v. Juniper Group, Inc., et ano, commenced in the Supreme Court of the State of New York, County of New York on January 12, 2006, which seeks to recover moneys arising out of the execution by us of a Promissory Note in favor of the plaintiff in the principal amount of $233,000 as well as other relief. We have asserted a defense of payment of the Note and are vigorously contesting the plaintiff’s claim. Our defense is that the note has been paid in full.

A separate claim in the complaint is that we failed to comply with certain reporting requirements , the subject of which was under the control of the plaintiff and is seeking indemnification from us in the event that she is held responsible. We have denied such allegations and are vigorously contesting them.

NOTE 8 - Prior Period - Restatement

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), encourages, but does not require companies to record stock-based compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. During the nine month period ended September 30, 2006, none of the options issued had exercise prices in excess of the quoted market price.

Except for transactions with employees that are within the scope of APB Opinion No. 25, all transactions in which goods or services are the consideration received for issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During 2005 and 2004 certain options issued to consultants as consideration for goods or services were not charged to stock-based compensation expense. The Company used the Black-Scholes option-pricing model to determine the fair value of grants made for the years ended December 31, 2005 and 2004. The financial statements have been restated to reflect a charge to stock-based compensation expense of $3,150 and $503,289 for the years ended December 31, 2005 and 2004, respectively.

The financial statements for the nine month period ended September 30, 2006 used the Black-Scholes option pricing model in order to determine the fair value of the grants for the nine month period. The financial statements reflect the charge to stock-based compensation expense of $0 and $3,100 for the nine month period ended September 30, 2006 and 2005, respectively.

The restatement for the fair value of the options has no effect on the Company’s actual or reported cash flow. The restatement does, however, affect the Company’s stated net income and loss per share for the years ended December 31, 2004, 2005 and for the nine month period ended September 30, 2006. The impact of this correction through September 30, 2006 is to increase additional paid in capital by $506,439 and to increase accumulated deficit by $506,439. The stock-based compensation expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company’s net operating loss carryforward or deferred tax asset.

The Company received $1,545,000 from the sale of 7% Convertible Debentures and $500,000 from the sale of 8% Callable Secured Convertible Promissory Notes during the two years ended December 31, 2005. In connection with these notes, the Company issued common stock purchase warrants. The Company has determined a debt discount and additional paid-in capital of $376,280 should be recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount is amortized over the two and five-year terms of the notes and charged to interest expense. The financial statements have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $41,970 and $27,718 for the years ended December 31, 2005 and 2004, respectively.

The financial statements for the three-month period and the nine-month period ended September 30, 2006 and September 30, 2005, respectively, have been determined that a debt discount of $5,134 and $12,580 for the period in 2006 and $15,815 and $39,286 for the period in 2005 has been recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount is amortized over a two and five-year term of the note, and charged to interest expense. The financial statements for September 30, 2005 have been restated to reflect this debt discount, the related amortization expense and additional paid-in capital.

Further, in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that at the time of issuance of the notes the conversion price per share was higher than the last sale price of the Company’s stock on the OTC Bulletin Board on the relevant commitment date. Accordingly, a beneficial conversion feature did not exist.

During the year ended December 31, 2005 certain of the notes were paid or converted in accordance with their terms into the Company’s common stock. The unamortized debt discount of the paid and converted notes was $219,921 and $59,911 for the years ended December 31, 2005 and 2004, respectively. The financial statements have been restated to reflect a charge to interest expense for the unamortized debt discount of these converted notes.

The restatement for the fair value of the warrants has no effect on the Company’s actual or reported cash flow. The restatement does, however, affect the Company’s stated net income and loss per share for the year ended September 30, 2005. The impact of this correction through September 30, 2006 is to increase additional paid in capital by $376,280 and to increase accumulated deficit by $349,520. The interest expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company’s net operating loss carryforward or deferred tax asset. Additionally, the unamortized debt discount at September 30, 2006 is $26,760 and is reported as a reduction to the balance of convertible notes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2005 Annual Report on Form 10-KSB included in the Registration Statement on Form SB-2 (file #333-131730) which include forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, it directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this report are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Such factors as:

- continued historical lack of profitable operations;
- working capital deficit;
- the ongoing need to raise additional capital to fund operations and growth on a timely basis;
   - the success of the expansion into the broadband installation and wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;
- most of the Company’s revenue is derived from a selected number of customers ;
- the ability to develop long-lasting relationships with our customers and attract new customers;
- the competitive environment within the industries in which the Company operates;
- the ability to attract and retain qualified personnel, particularly the Company’s CEO ;
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

The Company’s current operating focus is though the broadband installation and wireless infrastructure services.

Broadband Installation and Wireless Infrastructure Services: These services are conducted through Juniper Services, Inc. (“Services”), which is a wholly owned subsidiary, of Juniper Entertainment, Inc (“JEI“), which is a wholly owned subsidiary of the Company.

Film Distribution Services: The film distribution services is conducted through Juniper Pictures, Inc ( “Pictures “), a wholly owned subsidiary of Juniper Entertainment, Inc. ( “ JEI “ ), a  wholly owned subsidiary of the Company.

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted through Services. Services operates the Company’s wireless broadband and wireless installation services on a regional basis. Its focus in 2006 has been on the expansion of its wireless infrastructure services and support of broadband connectivity for residential and business environments under regional contracts with wireless service providers and equipment vendors. Its direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. (“New Wave“), making it a wholly owned subsidiary of Services

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company services wireless providers primarily in Eastern Illinois, all of Indiana, and Western Ohio, but is capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket , Revol, Crown Castle and Bechtel . The acquisition of New Wave has added a new dimension to the fundamentals of Juniper Services and will allow Juniper Services to utilize its customer base creating a wider market space for its base business. This will bring our broadband focus into a wireless market through voice data and streaming video.

The list of services that the Company offers are: network rollout, project management, wireless communication facility “ new build” construction, wireless communication facility “ collocation “ construction, wireless communication site maintenance, cellular and PCS system troubleshooting and repair, tower structural upgrades, tower inspections, mapping, and maintenance services, tower lighting troubleshooting and repair, microwave system engineering, microwave system installation, maintenance and trouble shooting/ repair, microwave radio leasing, wireless broadband system installation, temporary power delivery and maintenance, and warehousing services.

The Company believes the demand for broadband installation and wireless infrastructure services will increase substantially in the wireless broadband segment during 2006 through the continued support of the cellular market and through a robust wireless industry. Services has deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its clients “speed to market” needs. Predominantly, this increased workload has been subcontracted out in order to protect cash flow.

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

The Company chose to concentrate its efforts in 2006 on assuring the implementation of its services to its key national providers. The Company believes that this trend for outsourcing in the deployment and support for wireless broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, the Company believes that its prospects for the expansion of its broadband installation and wireless Infrastructure services are strong for 2006. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services’ opportunity to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by a number of factors:

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

(ii) To maximize capital availability for potential new services being developed by providers in the broadband and wireless market , the Company evaluates opportunities for services to its customer based on capital investment requirements, the potential profit margin, and the customer’s payment practices.

(iii) Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables and helping cash flow, the issues that rank high on evaluating new business opportunities are the customer’s accounts receivable payments and the Company’s derived gross profit margins. The Company continues to evaluate new business opportunities with respect to their receivables and payment practices

Film Distribution Services

Juniper Pictures, Inc. ("Pictures") has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations).

The Company is currently utilizing its resources to build the broadband and wireless installation services portion of its business. It has not devoted any material resources toward the promotion and solicitation of its film licenses. Certain of the Company's film that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees. Most recently, during the third quarter of 2006, Pictures did not generate any revenue.

Results of Operations

Three Months Ended September 30, 2006 Vs. Three Months Ended September 30, 2005.

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses.

Net Income (Loss)

Net loss available to common stockholders was approximately $(151,000), or $(0.01) per diluted net loss per share on revenue of approximately $1,400,000 for the three month period ended September 30, 2006 compared with net loss of $(1,363,600), or $(0.08) per diluted net loss per share on revenue of approximately $142,400 for the three month period ended September 30, 2005. This represents a 983% increase in revenue and a 903% decrease in net losses.

Revenues

The broadband installation and wireless infrastructure services and the film distribution services recognized revenue of approximately $ 1,400,000 for the three month period ended September 30, 2006 compared to approximately $142,400 for the three month ended September 30, 2005, an increase of approximately $1,257,600. The increase in revenue was predominantly attributable to the acquisition of New Wave.  No revenue was realized from the film distribution services for three month ended September 30, 2006.

Operating Costs

The broadband installation and wireless infrastructure and film distribution services incurred operating costs of approximately $1,011,400 (72% of revenue) for the three month period ended September 30, 2006, compared to approximately $93,400 (65.6% of revenue) for the three month ended September 30, 2005, a decrease as a percentage of revenue of 27.5% . Other increases in operating costs were attributable to the acquisition of New Wave.  No operating costs were attributable to film distribution services for three month ended September 30, 2006.

Gross Profit

The Company’s gross profit margin for the three month ended September 30, 2006 was approximately $388,200 representing 28.5% of revenue, compared to approximately $49,000 gross profit margin for the three month ended September 30,2005 representing 34.4% of revenue.

Selling, general and administrative expenses increased from approximately $437,200 for the three month ended September 30, 2005 to approximately $453,300 for the three month ended September 30, 2006 a 3.7% increase . However, the selling, general and administrative as a percentage decreased from 307% of revenue for the three month ended September 30, 2005 to 32% of revenue for the three month ended September 30, 2006. The Company shall continue to monitor its’ SG&A costs as a percentage of revenue. This decrease in selling, general and administrative expense is primarily due to increases in payroll related costs of $46,000, taxes of $20,000, auto expense of $16,000, depreciation of $21,000 and legal expense of $27,000 and decreases in penalties of $117,000, film revaluation of $92,000, consulting of $50,000, bad debts of $105,000 and settlement costs of $25,000.  This decrease was also attributable to the New Wave acquisition and the inclusion of their selling, general and administrative costs.

Included in the Statements of Income were the following additional non-cash expenses:  amortization of debt discounts of $39,539 and depreciation of $43,561.

 Nine Months Ended September 30, 2006 Vs. Nine Months Ended September 30, 2005

During the first nine month period ended September 30, 2006, Juniper Pictures generated no material revenue. Certain of our films that generated revenue when the contracts were signed are still under license and are currently being aired by the licensees.

Net Income (Loss)

Net loss available to common stockholders was approximately $(726,900), or $(0.05) per diluted net loss per share on revenue of approximately $3,773,000 for the nine months ended September 30, 2006 compared with net loss of approximately $(2,647,400), or $(0.22) per diluted net loss per share on revenue of approximately $380,600 for the nine months ended September 30, 2005. This represents a 991% increase in revenue and a 364% decrease in net loss.

Revenues

The broadband installation and wireless infrastructure and the film distribution services recognized revenue of approximately $3,773,000 for the nine month period ended September 30, 2006 compared to approximately $380,600 for the nine month ended September 30, 2005, an increase of approximately $3,392,400. The increase in revenue was predominantly attributable to the acquisition of New Wave.

Operating Costs

The broadband installation and wireless infrastructure and the film distribution services incurred operating costs of approximately $ 2,698,200 (72% of revenue) for the nine month period ended September 30, 2006, compared to approximately $302,700 (79% of revenue) for the nine month ended September 30, 2005, a decrease as a percentage of revenue of 7%. Other increases in operating costs were attributable to the acquisition of New Wave.

Gross Profit

The Company’s gross profit margin for the nine month ended September 30, 2006 was approximately $1,074,800 representing 28% of revenue, compared to approximately $77,900 gross profit margin for the nine month ended September 30,2005 representing 21% of revenue.

Selling, general and administrative expenses increased from $1,316,800 for the nine month ended September 30, 2005 to $1,583,800 for the nine month ended September 30, 2006 a 20% increase . However, the selling, general and administrative as a percentage decreased from 346% of revenue for the nine month ended September 30, 2005 to 420% of revenue for the nine month ended September 30, 2006, a decrease as a percentage of revenue of 304%. The Company shall continue to monitor its’ selling, general and administrative costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to salary expense of approximately $142,000, rent of approximately $21,000, and SEC expense of $19,000, offset by decrease expense in legal fees of approximately $36,000 This increase was also attributable to the New Wave acquisition and the inclusion of their selling, general and administrative costs.

Included in total selling, general and administrative expenses were the following decreases in non-cash expenses: depreciation and amortization of approximately $125,400 and bad debt expense approximately $30,000, and amortization of bad debt discounts of $104,500.

Liquidity and Capital Resources

At September 30, 2006, we had a working capital deficit of approximately ($1,055,700), compared to a working capital deficit of approximately ($1,189,000) at December 31, 2005. The ratio of current assets to current liabilities was .58:1 at September 30, 2006, and 0.31:1 at December 31, 2005. Cash flow used for operations during the nine month period ended September 30, 2006 was $40,300, compared to cash flow used for operations for the year ended December 31, 2005 of $600,900.

Our operations during the first nine months of 2006 were funded by the sale of convertible debentures totaling $300,000.

We have incurred losses in the last several years and have funded our operations primarily from the sale of securities in private transactions. We plan to grow the wireless broadband service business and to invest the predominant portion of available resources in the effort.  Subject to our ability to continue to fund our operations through the sale of securities in private transactions, we will begin to increase our wireless broadband services.

We are seeking to arrange additional capital financing to support these new wireless broadband service opportunities. There can be no assurances that we will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

We are seeking to increase our business base in providing services that have higher margins, such as those from wireless providers. With anticipated higher gross profits to be realized for our expanded services and projects, and the initiation of new wireless, construction and maintenance services, we plan to improve the earnings from our services and will apply this additional cash to reducing liabilities.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2006. We have received the first of two planned rounds of financing and the investor is obligated to purchase additional callable secured notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

We currently do not have any bank line of credit.

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

Inflation

We believe that inflation has generally not had a material impact on our operations.

Backlog

None

Financing

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on December 28, 2005 for the sale of (i) $1,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 1,000,000 shares of our common stock and on March 14, 2006 for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,000,000 shares of our common stock.  This prospectus relates to the resale of the common stock underlying the $1,000,000 in callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock pursuant to the Securities Purchase Agreement executed on December 28, 2005.  Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, the investors are obligated to provide us with an additional $500,000 following our registration statement being declared effective.  In order to obtain the additional $500,000 we will need to ensure the satisfaction of the following conditions:

•	we shall have delivered to the investors the additional debentures and warrants,
•
the representations and warranties made by us in the Securities Purchase Agreement shall be true and correct in all material respects and we shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the Securities Purchase Agreement,

•
no litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of the transactions contemplated by the Securities Purchase Agreement,

•	no event shall have occurred which could reasonably be expected to have a material adverse effect on us,
•	the trading of our common stock on the OTCBB shall not have been suspended,
•	the investors shall have received an opinion of our counsel, and
•	the investors shall have received an officer’s certificate from us.

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

Critical Accounting Policies and use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2005. Since December  31, 2005, there have been no material changes to our critical accounting policies.

We have identified the following policies as critical to our business and the understanding of its results of operations The impact of these policies is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. Preparation of this report requires our use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, we evaluate these estimates, including those related to the valuation of accounts receivable, and the potential impairment of long lived assets. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Accounts Receivable

Valuation of Accounts Receivable Collectibility of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts.

Goodwill and Other Intangible Assets

We have adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill and other intangible assets valuation analyses, there is a risk that the carrying value of the goodwill and other intangible assets may be overstated or understated.

We have elected to perform the annual impairment test of recorded goodwill and intangible assets as required by SFAS 142 as of the end of fiscal fourth quarter. We recognized impairment based upon the piracy of the film library in 2005 and the future revenue anticipated from the sale of its films.

Impairment of Long Lived Assets

We evaluate the recoverability of our long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which generally requires us to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate we utilize to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair value may be adjusted in the future.

Film Licenses

Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments.

If the net resalable value of our film licenses is significantly less than management’s estimate, it could have a material affect on our financial condition.

We expense the cost of film rights over the film life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues. These estimates are calculated on an individual production basis for film. Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of the production and trends in consumer behavior, and potential pirating.

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

Recognition of Revenue from License Agreements

We follow the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no. 101, “revenue recognition” (“SAB 101”). We have revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. The cost of operations for the broadband installation and wireless infrastructure segment is reflected in the statement of operations using the completed contract method. Accordingly, any contracts that have estimated costs that are greater than the contacted revenue will accrue a loss for us under these contracts.

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA’s Statement of Position 00-2, Accounting by Producers or Distributors of Films.

For our broadband installation and wireless infrastructure segment, we record reductions to revenues for estimated future chargebacks. These estimates are based upon historical return experience and projections of customer acceptance of our services. If we underestimate the level of chargebacks in a particular period, we may record less revenue in later periods when returns exceed the predicted amount. Conversely, if we overestimate the level of returns for a period, we may have additional revenue in later periods when returns are less than predicted.

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

Not Applicable.

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

Date: November 17, 2006

By: /s/ Vlado P. Hreljanovic
---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer