Form 10KSB
period 2006-12-31
JUNIPER GROUP INC
filed 2007-03-07
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

Commission File Number 0-19170

JUNIPER GROUP, INC.
(Name of small business issuer in its charter)

Nevada 11-2866771 (State or other jurisdiction of Incorporation or organization) (IRS Employer Identification No.)
20283 State Road 7 Suite 400
Boca Raton, Florida, 33498
(Address of principal executive offices) (561) 482-9327
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE
Securities registered pursuant to Section 12(g) of the Exchange Act

Title of Each Class
-------------------------------------------------------------------
Common Stock (par value $.001 per share)
12% Non-Voting Convertible Redeemable Preferred Stock $0.10 par value
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value
Voting Convertible Redeemable Series C Preferred Stock $0.10 par value
Voting Non-Convertible Series D Preferred Stock $0.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No—

Check if disclosure of delinquent filers in response to Item 405 of Resolution S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2) of the Exchange Act: Yes______ No__X___

State’s issuer’s revenues for its most recent fiscal year. - $ 4,680,893

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $360,000 based upon the $0.027 average bid price of these shares on the OTC Bulletin Board for the period February 1. 2007 through February 27, 2007.

As of February 27, 2007, there were 15,670,122 outstanding shares of our Common Stock, $.001 par value per share.

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

Table of Contents

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Juniper Group, Inc. is a holding company. The terms “we”, “our”, “us”, “the Company” and “management” as used herein refers to Juniper Group, Inc. and its subsidiaries unless the context otherwise requires.

We were incorporated in the State of Nevada in 1997 and conduct our business through indirect wholly-owned subsidiaries. Our business is composed of two segments:

1. Broadband Installation and Wireless Infrastructure Services:

Our broadband installation and wireless infrastructure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc.

2.   Film Distribution Services:

          Our film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc.

Both of these services are operated through two indirect wholly owned subsidiaries, which are subsidiaries of Juniper Entertainment, Inc. our wholly owned subsidiary.

BROADBAND INSTALLATION AND WIRELESS INFRASTRUCTURE SERVICES:

Our broadband installation and wireless infrastructure services are conducted through Juniper Services, Inc. (“Services”).  Services operates on a regional basis under a new business model and with new management and new staff. Our focus in 2006 has been on the expansion and investment in its wireless infrastructure services and we have completed an acquisition primarily related to the infrastructure services offering an increased array of services. Our direction is to support the increased demand in the deployment of wireless/tower system services with leading telecommunication companies in providing them with maintenance and upgrading of wireless telecommunications sites; site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.

MATERIAL ACQUISITIONS

On March 16, 2006, Juniper Services completed the acquisition of all outstanding shares of New Wave Communication, Inc., making it a wholly owned subsidiary of Juniper Services.

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. We service the wireless providers primarily in Eastern Illinois, all of Indiana, and Western Ohio, but we are capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket , Revol, Crown Castle USA, Inc. and and Bechtel  Corp. This will bring our broadband focus into a wireless market through voice data and streaming video.

General Description of Broadband and Wireless Telecommunication Industry

As the broadband and wireless telecommunication companies are looking to reposition into an all-in-one service provider, we believe that they will be providing bundle service that includes data, voice and video.

The US broadband market reached an important inflection point in late 2004 and early 2005 when the number of broadband Internet users overtook dial-up users for the first time. ABI Research estimates that there will be over 480 million broadband users in the U.S. by 2012.

Rising broadband penetration is contributing to e-commerce growth, helping transform the Web into a truly multimedia environment and making new Internet services such as VoIP telephony a reality. The implications and opportunities for online advertising and marketing are extensive. The major attractions for broadband customers of broadband access to the Internet is the “always on” and the high-speed performance of broadband access. Recently, the addition of Voice Over IP  “VoIP” and other new services offered by broadband service providers has further increased the market demand for broadband connectivity. These new offerings have also increased the average per-customer and per-install revenues derived from broadband customers. The result creates a driving need for greater bandwidth. In addition, the build out of local municipal WiFi services has created a shortage of high quality broadband integration service contractors in the industry.

Leading broadband service providers of cable and wireless high-speed access to the Internet continue to increase their investments in technology in order to offer upgrades, as well as new services to their existing customers and to the millions of new broadband users. We  believe that the investment required in the implementation of service expansions will continue to motivate service providers to focus on their core competencies and outsource many aspects of their business, including construction, maintenance, and upgrading of wireless telecommunication sites, infrastructure build-out, which is the market for our services.

We believe that this trend for outsourcing in the deployment and support for Broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, we believe that our prospects for the expansion of its broadband business are good and an increase in the demand for the deployment and maintenance service of tower/antenna system services are strong for 2006. We believe that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as our subsidiary, Services.

The Company’s focus is to support the revenues and earnings growth of its operations by increasing the array of services to enhance revenue performance and gross profit margins.

Services’ opportunity to exploit the new wireless infrastructure integration demand for its services and to take advantage of future wireless and cable opportunities are limited by a number of factors:

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

(ii) To maximize capital availability for potential new services, we evaluate opportunities for services to its customer based on capital investment requirements, the potential profit margin, and the customer’s payment practices.

(iii) Although we focus on accelerating collections, and thereby reducing outstanding receivables and helping cash flow. The issues that rank high on evaluating new business opportunities are the customer’s accounts receivable payments and the derived gross profit margins. We continue to evaluate new business opportunities with respect to our receivables and payment practices

JUNIPER COMMUNICATIONS, INC.

Our other wholly owned subsidiary, Juniper Communications, Inc. ("JCOM") has discontinued its services provided to Cablevision in 2005 due primarily to difficulties in collecting balances owed by Cablevision.  JCOM has ceased all the services and has terminated all of its management and staff personnel. This business model which supported Cablevision installation by JCOM's internal staff was entirely distinct from that used by Services.  All accounts receivable outstanding as of December 31, 2005 have been fully reserved.

COMPETITION

The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other companies in most of our geographic markets in which we operate, and several of our competitors are larger companies with greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. We believe that in 2007 a significant amount of revenue will be derived from direct bidding for project work, and price will often be an important factor in the award of such business and agreements.

Accordingly, we could be under bid by our competitors in an effort by them to procure the business. We believe that, as demand for services increases, customers will increasingly consider other factors in choosing a service provider, including:  technical expertise, financial and operational resources, nationwide presence, industry reputation and dependability. Management believes that we will benefit when these factors are considered. There can no assurances, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance its competitive position.

Services for wireless infrastructure deployment have been provided by a mix of in-house service organizations and outsourced support providers. Most wireless service providers use a mix of both as sources to satisfy their customer requirements. Most contracted maintenance upgrading of wireless telecommunication services still remain in the hands of small independent contractors.

We continue to believe that the present state of this fragmented industry will continue to change as smaller companies become acquired by larger companies.

We believe that the opportunity continues for significant growth in this market. However, many of our current and potential competitors may have substantial competitive advantages relating to us including:

(i)	longer operating histories;
(ii)	significantly greater financial resources;
(iii)	more technical and marketing resources;
(iv)	greater brand name recognition; and
(v)	larger existing customer base.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to develop, promote and sell their services than we can. Despite our good performance versus our competitors to date, there is no assurance that our limited financial resources can allow us to take full advantage of these successes, nor that we will be able to finance major growth or acquisition opportunities.

FILM DISTRIBUTION SERVICES

Our film distribution services have been conducted through Juniper Pictures, Inc. (“Pictures”)

Pictures has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy.  At the end of 2006, we evaluated our film library, taking into account the revenue generated in 2005 and 2006, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement.  We took a charge of approximately $296,000 or 62% of the value of our film library.  While we have not ceased operations in this line of business we will engage in the sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote our resources in this area.  Pictures generated revenue of approximately $6,600 in 2006 and approximately $55,400 in 2005.

COMPETITION

Competition is intense in the motion picture distribution industry. We will reallocate more of our time and effort to the sale of film licenses in 2007, if resources are available. We are in competition with other motion picture distribution companies, including many of which have greater resources than us, both in the acquisition of distribution rights to film properties and the sales of these properties to the various markets (i.e. Internet, pay, cable and television).

ITEM IA. RISK FACTORS:

Our business is subject to a variety of risks and uncertainties, which are described below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not described or not known to management of the Company may also impair business operations. If any of the following risks actually occur, business, financial condition and results of operations could be materially and adversely affected.

AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated March 5, 2007 Morgenstern, Svoboda & Baer, CPA’s, P.C., stated that our financial statements for the year ended December 31, 2006  and December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations. We have experienced net operating losses. Our ability to continue as a going concern is subject to our ability to maintain and enhance our profitability.

WE HAVE ACCUMULATED LOSSES AND ARE NOT CURRENTLY PROFITABLE.

We have incurred a deficit of $28.6 million as of December 31, 2006 and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses for the foreseeable future as we continue to make significant expenditures for acquisitions, sales and marketing, infrastructure development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed expectations, we may experience reduced profitability.

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE NASD OTC ELECTRONIC BULLETIN BOARD; AND IN ADDITION THERE ARE VARIOUS INDUSTRY FACTORS, WHICH COULD CAUSE INVESTORS TO FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol JUNI.OB. As of February 27, 2007 there were 15,670,122 shares of Common Stock outstanding, of which approximately 8,654,070 were tradable without restriction under the Securities Act.

Various industry factors could cause volatility in the market prices of our shares. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory action, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our common stock and volatility of our stock price.

THE COMMUNICATIONS INDUSTRY HAS SUFFERED ECONOMIC DOWNTURNS AND REDUCED CAPITAL EXPENDITURES IN THE PAST AND ANY FUTURE ECONOMIC DOWNTURNS OR REDUCED CAPITAL EXPENDITURES MAY RESULT IN A DECREASE IN DEMAND FOR OUR SERVICES.

Commencing in 2001 and through 2003, the communications industry suffered a severe downturn that resulted in reduced capital expenditures for infrastructure projects, even among those customers that did not experience financial difficulties. Although our strategy is to increase the percentage of our business derived from large, financially stable customers in the communications industries, these customers may not continue to fund capital expenditures for infrastructure projects at current levels. Even if they do continue to fund projects, we may not be able to increase our share of their business. Bankruptcies or decreases in our customers’ capital expenditures and disbursements could reduce our revenue, profitability or liquidity.

MANY OF THE INDUSTRIES WE SERVE ARE SUBJECT TO CONSOLIDATION AND RAPID TECHNOLOGICAL AND REGULATORY CHANGE, AND OUR INABILITY OR FAILURE TO ADJUST TO OUR CUSTOMERS’ CHANGING NEEDS COULD REDUCE DEMAND FOR OUR SERVICES.

We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the communications industry. The communications industry is subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. New or developing technologies could displace the wireless systems used for the transmission of voice, video and data, and improvements in existing technology may allow communications providers to significantly improve their networks without physically upgrading them. Additionally, the communications industry has been characterized by a high level of consolidation that may result in the loss of one or more of our major customers.   Our success depends also on the continued trend by our customers to outsource their needs. If this trend does not continue and our customers elect to perform the deployment services themselves, our operation results may decline.

THE COMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE WHICH MAY REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

The communications industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services we provide. There are relatively few barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.

MOST OF OUR CONTRACTS DO NOT OBLIGATE OUR CUSTOMERS TO UNDERTAKE ANY INFRASTRUCTURE PROJECTS OR OTHER WORK WITH US.

A significant portion of our revenue is derived from service agreements. Under our service agreements, we contract to provide customers with individual project services, through work orders, within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under service agreements could result in a decline in our revenue, profitability and liquidity.

WE MAY NOT ACCURATELY ESTIMATE THE COSTS ASSOCIATED WITH OUR SERVICES PROVIDED UNDER CONTRACTS WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

A substantial portion of our revenue in 2006 is derived from master  agreements and other service agreements that are cost plus contracts with ceiling limits. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. Revenue derived from these contracts are strictly derived from the broadband installation and wireless infrastructure services of our business, which accounted for 81% for 2005 and 99% for 2006 of the gross revenue for the year, respectively. This represents cable revenue as follows: 31% from Time-Warner, 30% from Cox Communication, 17% from Cablevision and 3% from Comcast for 2005; and wireless infrastructure services of 21% from Bechtel Corporation; 20% from Crown Castle USA, Inc.; 15% from Sprint/Nextel; 12% from CHZM Hill and 10% from Revol for 2006, respectively.

Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for our contracts exceed our estimates, which could reduce our profitability and liquidity.

THE CONCENTRATION OF OUR BUSINESS AMONG LARGE CUSTOMERS COULD INCREASE CREDIT RISKS.

The concentration of a portion of our business among a number of large customers increases our potential credit risks. One or more of these customers could delay payments or default on credit extended to them. Any significant delay in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in significantly decreased earning and material and adversely affect our businesses financial condition and results of operations. Revenue derived from the major customers accounted for 78% for 2006 of the gross revenue for the year.

THE PROVISION OF SERVICES FOR BROADBAND INSTALLATION AND WIRELESS INFRASTRUCTURE DEPLOYMENT IS SEASONAL AND IS AFFECTED BY ADVERSE WEATHER CONDITIONS AND THE SPENDING PATTERNS OF OUR CUSTOMERS, EXPOSING US TO VARIABLE QUARTERLY RESULTS.

The provision of services for broadband installation and wireless infrastructure deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing the Company to variable quarterly results. Inclement weather may lower the demand for our service in the winter months, as well as other times of the year. Furthermore, the weather can delay the completion of projects already started in addition to delaying the commission of new projects. Therefore, we cannot predict that the financial results for any particular quarter will be the same for any other quarter.

Natural catastrophes such as the recent hurricanes in the United States could also have a negative impact on the economy overall and on the Company’s ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods. However, these natural catastrophes historically have generated additional revenue subsequent to the event

OUR BUSINESS REQUIRES THE DEPLOYMENT OF SERVICES VEHICLES THROUGHOUT THE AREAS IN WHICH WE PROVIDES SERVICES AND INCREASES IN THE COSTS OF FUEL COULD REDUCE OUR OPERATING MARGINS.

The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in fuel costs could reduce our profitability and liquidity.

WE MAY CHOOSE, OR BE REQUIRED, TO PAY OUR SUBCONTRACTORS EVEN IF OUR CUSTOMERS
DO NOT PAY, OR DELAY PAYING, US FOR THE RELATED SERVICES.

We use subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a decrease in profitability and liquidity.

OUR CUSTOMERS ARE OFTEN LARGER COMPANIES THAT HAVE SUPERIOR BARGAINING STRENGTH

Most of our customers are large companies that have a greater bargaining position than we do in negotiating contracts due to the potential value to us of obtaining their business and the intense competition we face to obtain that business. This unequal bargaining position could result in our acceptance of less favorable contract terms than we might otherwise accept, reduced operating margins and material and adverse effects on our business, financial condition and results of operations.

THE DEVELOPMENT AND INSTALLATION OF BROADBAND AND WIRELESS INFRASTRUCTURE REQUIRES UNDERGROUND WORK, WHICH REQUIRES COMPLIANCE WITH ENVIRONMENTAL LAWS AND OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS COULD RESULT IN SIGNIFICANT LIABILITIES.

Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we may be liable for fines and damages.

In addition, new environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our profitability and liquidity.

OUR BUSINESS IS SUBJECT TO HAZARDS THAT COULD RESULT IN SUBSTANTIAL LIABILITIES AND WEAKEN OUR FINANCIAL CONDITION.

Deployment, construction and maintenance of wireless communication towers undertaken by our employees involve exposure to electrical lines, heavy equipment, mechanical failures and adverse weather conditions. If serious accidents or fatalities occur, we may be restricted from bidding on certain work and certain existing contracts could be terminated. In addition, if our safety record were to deteriorate, our ability to bid on certain work could suffer. The occurrence of accidents in our business could result in significant liabilities or harm our ability to perform under our contracts or enter into new contracts with customers, which could reduce our revenue, profitability and liquidity.

MANY OF OUR COMMUNICATIONS CUSTOMERS ARE HIGHLY REGULATED AND THE ADDITION OF NEW REGULATIONS OR CHANGES TO EXISTING REGULATIONS MAY ADVERSELY IMPACT THEIR DEMAND FOR OUR SPECIALTY CONTRACTING SERVICES AND THE PROFITABILITY OF THOSE SERVICES.

Many of our communications customers are regulated by the Federal Communications Commission. The FCC may interpret the application of its regulations to communication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our communications customers and adversely impact the profitability of the services they provide, then demand for our specialty contracting services may be reduced.

THE CURRENT AND CONTINUED GROWTH OF OUR OPERATIONS IS CONTINGENT ON OUR ABILITY TO RECRUIT EMPLOYEES.

In the event we are able to obtain necessary funding, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

WE HAVE RECENTLY CLOSED ON AN ACQUISITION WHICH HAS EXPANDED OUR OPERATIONS AND WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

Our future success will be highly dependent upon our ability to successfully manage the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to: implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Our expansion and the resulting growth in the number of our employees would result in increased responsibility for both existing and new management personnel. We are in the process of establishing and upgrading our financial accounting and procedures. We may not be able to identify, attract, and retain experienced accounting and financial personnel. Our future operating results will depend on the ability of our management and other key employees to implement and improve our systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. We may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

THE COMMUNICATIONS INDUSTRY IS CONSTANTLY GROWING AND EVOLVING. ACCORDINGLY OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ADDRESS MARKET OPPORTUNITIES.

Our future success depends upon our ability to address potential market opportunities while managing our expenses to match our ability to finance our operations. This need to manage our expenses will place a significant strain on our management and operational resources. If we are unable to manage our expenses effectively, we may be unable to finance our operations. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition and would prevent us from being able to utilize potential market opportunities.

WE SHALL BE REQUIRED TO SEEK ADDITIONAL MEANS OF FINANCING.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and on March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes. However, there can be no assurance that we will generate adequate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly, we shall be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

SERVICES FOR BROADBAND INSTALLATION AND WIRELESS INFRASTRUCTURE DEPLOYMENT ARE PROVIDED BY BOTH IN-HOUSE SERVICE ORGANIZATIONS AND OUTSOURCED SUPPORT PROVIDERS AND MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

Many of our current and potential competitors may have substantial competitive advantages relative to us, including:

•	longer operating histories;
•	significantly greater financial;
•	technical and marketing resources;
•	greater brand name recognition;
•	larger existing customer bases;

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to develop, promote and sell their services than we can.

OUR COMPANY AND/OR OUR MANAGEMENT MAY BE SUBJECT TO FINES, SANCTIONS AND/OR PENALTIES OF AN INDETERMINABLE NATURE AS A RESULT OF POTENTIAL VIOLATIONS OF FEDERAL SECURITIES LAWS IN CONNECTION WITH THE ISSUANCE OF OUR COMMON STOCK WITHOUT A VALID EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT.

It has come to our attention that sales of our common stock may have been made in violation of Section 5 of the Securities Act of 1933, as amended.  It appears that individuals, who received shares of stock, sold such shares of common stock pursuant to a Registration Statement filed on Form S-8 and then remitted the amounts received in connection with such sales back to us in exchange for the issuance of restricted shares of our common stock.  Such use of a Form S-8 Registration Statement may not have been proper under the Securities Act of 1933, as amended.  Due to the aforementioned, shares may have been issued without registration pursuant to the Securities Act of 1933, as amended, or without relying upon a valid exemption from registration under the Securities Act of 1933, as amended, therefore we may be subject to enforcement proceedings, fines, sanctions and/or penalties.

In addition to any potential enforcement proceedings, fines, sanctions and/or penalties we may be subject to, individuals who purchased such shares of common stock may be entitled to rescind their purchases.  We are currently unable to determine the amount of damages, if any, that we may incur as a result of any such rescission rights, which may include, but are not limited to, damages that may result from the following:

•	subsequent third party purchaser(s) of shares that were resold pursuant to the Registration Statement filed on Form S-8, or

•
the existing shareholders of our Company that may make a claim, on a derivative basis, that these transactions and the shares issued may have resulted in a dilution of the value of their shareholdings.

The payment of damages could have a material adverse effect on our revenue, profits, results of operations, financial condition and future prospects.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CALLABLE SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of February 27, 2007, we had 15,670,122 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 118,181,818 shares of common stock at current market prices, and outstanding warrants or an obligation to issue warrants to purchase 8,000,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. In addition to the foregoing shares which may be issuable in connection with our current financing, we currently have 25,357 shares of 12% non-voting convertible preferred stock outstanding and 135,000 shares of Series B Voting Preferred Stock outstanding, which are not currently convertible into shares of common stock, but based on the current market price would be convertible into an aggregate of 174,872,409 shares of our common stock. Furthermore, we currently have an additional 10,568,875 warrants outstanding and 1,175,000 options outstanding.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CALLABLE SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current market price, as of February 27, 2007 of $0.035.

% Below Market	Price Per Share	With Discount At 50%	Number of Shares Issuable	% of Outstanding Stock

25%	$0.0263	$0.0131	76,190,476	83.31%
50%	$0.0175	$0.0088	114,285,714	88.22%
75%	$0.0088	$0.0044	228,571,429	93.74%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CALLABLE SECURED CONVERTIBLE NOTES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The callable secured convertible notes are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by third party investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CALLABLE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their Callable Secured Convertible Notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings, selling those shares and then converting the rest of their holdings. In this way, the selling stockholders could convert and sell their holdings while never owning more than 4.99% of our common stock at any one time. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CALLABLE SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CALLABLE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock and on March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. Although we currently have $800,000 callable secured convertible notes outstanding, the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period and as of the end of the last fiscal quarter the amount to repay the callable secured convertible notes would cost an aggregate of approximately $1,004,623. We are currently in default of our obligations due to the fact that we have failed to file an information statement with the Securities and Exchange Commission in a timely manner.  We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IN ORDER TO OBTAIN ADDITIONAL FINANCING UNDER THE DECEMBER 2005 SECURITIES PURCHASE AGREEMENT, WE WILL NEED TO SATISFY CERTAIN CLOSING CONDITIONS AND IF THEY ARE NOT SATISFIED AND WE DO NOT OBTAIN THE ADDITIONAL FINANCING, WE WILL HAVE TO REDUCE STAFF AND CURTAIL OUR OPERATIONS.

Pursuant to the terms of our December 2005 Securities Purchase Agreement we were to obtain an aggregate of $1,000,000 of financing. Accordingly, we sold to the investors $500,000 in callable secured convertible notes on December 28, 2005 and the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $500,000 following this registration statement being declared effective. In order to obtain the additional $500,000 of financing, the conditions to closing previously satisfied by us will continue to be satisfied. In the event that the conditions are not satisfied, we will need to obtain additional financing from another source. There is no assurance that we will be successful in obtaining additional financing and if additional financing is not available or is not available on acceptable terms, we will have to reduce staff and curtail our operations.

WE ARE REQUIRED TO PAY LIQUIDATED DAMAGES PURSUANT TO OUR DECEMBER 2005 SECURITIES PURCHASE AGREEMENT AS A RESULT OF OUR FAILURE TO FILE A PROXY OR INFORMATION STATEMENT IN THE TIMELINE PRESCRIBED BY THE SECURITIES PURCHASE AGREEMENT, AND THE PAYMENT OF LIQUIDATED DAMAGES WILL RESULT IN DEPLETING OUR WORKING CAPITAL AND WE MAY BE REQUIRED TO SEEK ADDITIONAL FUNDING TO SATISFY SUCH PAYMENT.

Pursuant to the terms of our Securities Purchase Agreement, if we did not file a proxy or information statement no later than January 31, 2006 and use our best efforts to obtain, on or before April 30, 2006, approval of our stockholders to increase our authorized capital, we are obligated to pay liquidated damages in the amount of 3.0% per month of the face amount of the issued and outstanding secured convertible notes, until a proxy or information statement is filed.  We did not file a definitive statement until June 8, 2006.   If we are required to pay liquidated damages for the issued and outstanding secured convertible notes, we will be required to pay approximately $75,400 (3.0% per month of the $500,000 of secured convertible notes outstanding for four months and eight days at 3.0% per month of the $300,000 of the secured convertible notes outstanding for two months and -eight- days). As of the date hereof, the investors have not demanded payment of the liquidated damages. The payment of liquidated damages will result in depleting our working capital and we may be required to seek additional funding to satisfy such payment

RISKS RELATING TO OUR COMMON STOCK:

WE HAVE HAD TO FILE FOR EXTENSIONS FOR OUR RECENT ANNUAL AND QUARTERLY FILINGS AND IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.
Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, about the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

MAJOR CUSTOMERS

In 2006, Bechtel Corporation, Crown Castle USA, Inc., Sprint/Nextel, CH2M Hill, and Revol accounted for 21%, 20%, 15%, 12% and 10% of our total revenue, respectively.

GOVERNMENT REGULATIONS

In connection with the installation of wiring in underground environments, the communications industry may in the future be subject to environmental regulations by various governmental authorities. Such regulations could affect the manner in which we perform services. However, we are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business. There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of the business.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 20283 State Road, Suite 400, Boca Raton, Florida 33498, and we have subsidiary office at 60 Cutter Mill Road, Suite 611, Great Neck, New York 11021 (consisting of 1,650 square feet of offices), 231 Commerce Drive, Franklin, Indiana 46131 (consisting of approximately 7,000 square feet of office and warehouse space) and 5326 Main Street, Spring Hill, Tennessee 37174 (consisting of approximately 600 square feet of office space).

Our lease in Boca Raton is on month to month basis, with current rent of $200 per month, which has expired on May 2006. Services lease in Nashville is for twelve months which expired on August 15, 2006 and with current rent of $600 per month. Services’ sublease’s the New York office from Entertainment Financing Inc.(“EFI), an entity 100% owned by our Chief Executive Officer, currently at approximately $4,800 per month. EFI’s lease and Services’ sublease on this space expire on November 30. 2016. EFI has agreed that for the term of the sublease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. New Wave’s lease in Indiana is on a month to month basis, with current rent of $5,266 per month and in Nashville which expired on August 16, 2006 and currently leases space on a month to month basis of $600 per month.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

In September 2001, we issued 150,000 shares of our common stock in exchange for a short-term promissory note for $105,000, maturing in October 2001. The subscriber to the shares defaulted upon the maturity of the note. We have pursued collection and have obtained a judgment in New York. Further, we filed the judgment in New Jersey, the state in which the subscriber resides. During December 2004, we agreed to a settlement consisting of four payment totaling $130,000 over the period December 2004 through April 2005. In early 2005, after payments totaling $50,000, the subscriber again defaulted on the settlement. During April 2005, we agreed to a final settlement payment of $70,000 bringing the total proceeds to $120,000. The total legal and collection costs for the matter are approximately $50,000. A partner in one of the law firms representing us is a member of our board of directors.

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
.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASERS OF SECURITIES

The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded on the OTCBB. The following constitutes the high and low sales prices for the common stock as reported by OTCBB for each of the quarters of 2005 and 2006, respectively. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2005	HIGH	LOW
FIRST QUARTER	$0.350	$0.130
SECOND QUARTER	0.200	0.075
THIRD QUARTER	0.150	0.065
FOURTH QUARTER	0.095	0.020

2006
FIRST QUARTER	$0.034	$0.016
SECOND QUARTER	0.120	0.015
THIRD QUARTER	0.070	0.015
FOURTH QUARTER	0.050	0.023

(1) NON-VOTING CONVERTIBLE PREFERRED STOCK

As of February 27, 2007, there were 25,357 shares outstanding.  Preferred stockholders are entitled to receive a dividend out of assets legally available for payment at a rate of 12% per annum of the Preferred Stock liquidation preference of $2.00 (or $.24 per annum) per share, payable quarterly on March 1, June 1, September 1 and December 1, in cash or in shares of Common Stock having an equivalent fair market value. Unpaid dividends on the Company's Preferred Stock accumulate. In January of each year of 2005 and 2006, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividend. Accrued and unpaid dividends at December 1, 2006 were $28,897. No dividends shall be declared or paid on the Common Stock (other than a dividend payable solely in shares of Common Stock) and no Common Stock shall be purchased, redeemed or acquired by the Company unless full cumulative dividends on the Preferred Stock have been paid or declared, or cash or shares of Common Stock have been set aside, which is sufficient to pay all dividends accrued on the Preferred Stock for all past and then current dividend periods.

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

The Company's Preferred Stock is convertible into shares of Common Stock at a rate of two shares of Common Stock ( subject to adjustments ) for each share of Preferred Stock, at the option of the Company, at any time on not less than 30 days' written or published notice to the Preferred Stockholders of record, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock. As adjusted, the outstanding shares of Preferred Stock would currently be converted into fifteen shares of common stock.

(2) SERIES B VOTING CONVERTIBLE PREFERRED STOCK

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

(3) SERIES C VOTING CONVERTIBLE PREFERRED STOCK

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

As of February 27, 2007, there were approximately 360 shareholders of record of the Company’s Common Stock, excluding shares held in street name.

As of February 27, 2007, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregate as follows:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	2,708,875	$0.17	137,348

Total	2,708,875	$0.17	137,348

In addition to the issuance of options on the basis of individual compensation arrangements, some of the foregoing options were issued pursuant to the following option plans, none of which have been approved by our stockholders:

•	under the 2004 Consultant Stock Plan an aggregate of 1,939,984 options have been issued;
•	under the 2003 Equity Incentive Plan an aggregate of 1,450,168 options have been issued; and
•	under the 2002 Plan an aggregate of 472,500 options were issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in this Form 10-KSB which include forward-looking statements.

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

OVERVIEW

Juniper Group, Inc. is a holding company and its business has been composed of two segments (1) broadband installation and wireless infrastructure services and (2) film distribution services. Currently film distribution services consist of a financially insignificant portion of our operations.  The Company operates from its Boca Raton, FL office and conducts its business indirectly through its wholly-owned subsidiaries.

The Company’s current operating focus is though the broadband installation and wireless infrastructure services in supporting the growth of its operations by increasing revenue and managing costs. These services are conducted through Juniper Services, Inc. (“Services”), which is a wholly owned subsidiary, of Juniper Entertainment, Inc (“JEI“), which is a wholly owned subsidiary of the Company.

Film Distribution Services: The film distribution services is conducted through Juniper Pictures, Inc ( “Pictures “), a wholly owned subsidiary of Juniper Entertainment, Inc. ( “ JEI “ ), a  wholly owned subsidiary of the Company.

KEY FACTORS AFFECTING OR POTENTIALLY AFFECTING RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2005, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized loss for the year ended December 31, 2006 and December 31, 2005 of approximately $72,500 and $920,000, respectively.

On December 30, 2005, Juniper Services entered into a binding Letter of Intent with New Wave providing for the purchase by Juniper Services of all outstanding shares of New Wave. New Wave’s business is the deployment, construction and maintenance of wireless communications towers and related equipment. We, through Juniper Services, agreed to pay New Wave $817,000 as follows: $225,000 in cash and $592,000 paid by the issuance of 19,734 shares of Series B Voting Preferred Stock. On March 16, 2006, Juniper Services consummated the acquisition of New Wave by entering into a Stock Exchange Agreement and Plan of Reorganization with New Wave. This is a direct complement to the Company’s existing broadband installation and wireless infrastructure business.

We reserve against receivables from customers whenever it is determined that there may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to us. There is no assurance that we will be successful in obtaining additional financing for these efforts, nor can it be assured that our services will continue to be provided successfully, or that customer demand for our services will continue to be strong despite anticipated customer workloads through 2006.

Restatement:

During the year ended December, 2006, it was determined that the correct application of accounting principles had not been applied in 2005 and 2004 for equity instruments issued to consultants for services. During 2005 and 2004 certain options issued to consultants as consideration for goods or services were not charged to stock-based compensation expense. The Company used the Black-Scholes option-pricing model to determine the fair value of grants made for the years ended December 31, 2005 and 2004. The financial statements have been restated to reflect a charge to stock-based compensation expense of $3,150 for the year ended December 31, 2005.

The restatement for the fair value of the options has no effect on the Company’s actual or reported cash flow. The restatement does, however, affect the Company’s stated net income and loss per share for the years ended December 31, 2005. The impact of this correction through December 31, 2005 is to increase additional paid in capital by $506,439 and to increase accumulated deficit by $506,439. The stock-based compensation expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company’s net operating loss carryforward or deferred tax asset.

Subsequently, as discussed elsewhere in this document, the Company received $1,545,000 from the sale of 7% Convertible Debentures and $500,000 from the sale of 8% Callable Secured Convertible Promissory Notes during the two years ended December 31, 2005. In connection with these notes, the Company issued common stock purchase warrants. The Company had determined a debt discount and additional paid-in capital of $376,280 should have been recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount was to be amortized over the two and five-year terms of the notes and charged to interest expense. The financial statements were restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $41,970 for the year ended December 31, 2005.

However, as also discussed in Note 6 to the accompanying financial statements, the Company further determined that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of the 8% Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the callable secured convertible notes payable (included in the liabilities as a “derivative liability”) and show the changes in the value of these embedded derivative liabilities as a component of its consolidated net income (loss). As a result, a subsequent restatement of the Company’s financial statements was required to reflect this change.

The restatements for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006 and the year ended December 31, 2005 and the interim periods therein are summarized as follows:
Juniper Group, Inc.
Financial Statment Restatements

Balance Sheet

	March 31, 2006		June 30, 2006		September 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Total assets	$1,983,768	$1,983,768	$2,064,688	$2,064,688	$2,349,741	$2,053,891
Notes payable - long term (net of discount)	527,006	147,369	534,343	247,950	532,505	313,328
Derivative liabilities		1,740,779		6,271,114		1,711,803
Total liabilities	2,490,646	3,851,788	2,756,465	8,723,749	3,043,143	4,667,687
Additional paid-in capital	21,733,351	22,174,592	21,733,351	22,174,592	22,747,990	22,174,592
Accumulated deficit	(25,465,833)	(27,268,216)	(25,650,732)	(32,059,257)	(26,666,996)	(28,013,992)
Total shareholders' equity	(506,878)	(1,868,020)	(691,777)	(6,659,061)	(693,402)	(2,613,796)
Total liabilities and shareholders' equity	$1,983,768	$1,983,768	$2,064,688	$2,064,688	$2,349,741	$2,053,891

		Statement of Operations
	Three Months Ended		Three Months Ended		Three Months Ended
Three Months:	March 31, 2006		June 30, 2006		September 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Interest Expense	$57,891	$57,891	$61,674	$61,674	$81,654	$81,654
Amortization of Debt Discount.		45,753		72,827	2,432	69,647
Stock-based compensation expense
Unrealized gains (losses) on derivative liabilities		(21,001)		4,530,336		(4,559,312)
Net loss	$(380,138)	$(404,891)	$(183,378)	$(4,786,541)	$(149,461)	$4,046,786
Loss per share, basic and diluted	$(0.027)	$(0.028)	$(0.013)	$(0.329)	$(0.010)	$(0.015)

	Six Months Ended		Nine Months Ended
Cumulative:	June 30, 2006		September 30, 2006
	Previously reported	As restated	Previously reported	As restated
Interest Expense	$119,565	$119,565	$201,219	$201,219
Amortization of Debt Discount.		121,559	11,754	191,206
Stock-based compensation expense
Unrealized gains (losses) on derivative liabilities		4,509,336		(49,977)
Net loss	$(563,516)	$(5,194,411)	$(722,299)	$(1,147,624)
Loss per share, basic and diluted	$(0.039)	$(0.357)	$(0.051)	$(0.080)

Juniper Group, Inc.
Financial Statement Restatements

Balance Sheet

	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Total assets	$3,573,243	$3,573,243	$2,992,454	$2,992,454	$2,935,866	$2,935,866	$1,123,991	$1,123,991
Notes payable - long term (net of discount)	1,439,682	1,186,253	1,545,000	1,296,154	475,000	444,797	300,000	24,610
Derivative liabilities								1,461,779
Total liabilities	3,061,727	2,779,339	3,244,536	2,968,252	1,895,536	1,839,417	2,001,412	3,210,612
Additional paid-in capital	21,066,523	21,906,487	21,148,124	21,986,655	23,597,891	24,460,277	21,571,050	22,162,291
Accumulated deficit	(20,608,602)	(21,147,931)	(21,456,156)	(21,998,635)	(22,637,347)	(23,422,324)	(25,082,999)	(26,861,804)
Total shareholders' equity	511,516	793,904	242,082	24,202	1,011,565	1,096,449	(877,421)	(2,086,621)
Total liabilities and shareholders' equity	$3,573,243	$3,573,243	$2,992,454	$2,992,454	$2,935,866	$2,935,866	$1,123,991	$1,123,991

		Statements of Operations
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Interest Expense	$37,325	$37,325	$39,787	$76,750	$45,022	$45,022
Amortization of Debt Discount.		18,218		20,333		242,498
Stock-based compensation expense	-	-	-	(3,150)	-	-
Unrealized gains (losses) on derivative liabilities						(920,301)
Net loss	$(407,396)	$(425,619)	$(847,554)	$869,516	$(1,181,190)	$(1,423,688)
Loss per share, basic and diluted	$(0.0420)	$(0.0440)	$(0.0820)	$(0.0842)	$(0.0700)	$(0.0867)

	Six Months Ended		Nine Months Ended		Year Ended
Cumulative:	June 30, 2005		September 30, 2005		December 31, 2005
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Interest Expense	$77,112	$77,112	$122,134	$122,134	$139,178	$139,178
Amortization of Debt Discount.		38,551		281,049		263,261
Stock-based compensation expense	-	(3,150)	-	(3,150)	-	(3,150)
Unrealized gains (losses) on derivative liabilities						(920,301)
Net loss	$(1,254,950)	$(1,293,609)	$(2,436,140)	$(2,720,339)	$(4,881,793)	$(6,069,680)
Loss per share, basic and diluted	$(0.126)	$(0.130)	$(0.200)	$(0.224)	$(0.260)	$(0.280)

RESULTS OF OPERATIONS

Results of operations for year ended December 31, 2006 vs. December 31, 2005

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses. In 2005, the business of supporting Broadband customer services was winding down and eventually ceased, It is not contextual to directly compare the results of those operations to the broadband installation and wireless infrastructure services business conducted in 2006.

NET INCOME (LOSS)

Net loss available to common stockholders was approximately $(1,742,000), or $(0.12) per diluted net loss per share on revenue of approximately $4,681,000 for the year ended December 31, 2006 compared with net loss of approximately $(6,070,000), or $(0.33) per diluted net loss per share on revenue of approximately $581,000 for the year ended December 31, 2005. This represents a 706% increase in revenue and a 71% decrease in net losses.

REVENUES

The broadband installation and wireless infrastructure services and the film distribution services recognized revenue of approximately $4,681,000 for the period ended December 31, 2006 compared to approximately $580,500 for the period ended December 31, 2005, an increase of approximately $4,100,500. The increase in revenue was predominantly attributable to the acquisition of New Wave.  The film distribution services realized $6,600 for the period ended December 31, 2006.

The factors contributing to the increase in revenue for the year ended December 31, 2006 was largely attributed to the acquisition of New Wave Communications, Inc. in  2006.

OPERATING COSTS

The broadband installation and wireless infrastructure and film distribution services incurred operating costs of approximately $3,416,000 (73% of revenue) for the period ended December 31, 2006, compared to approximately $515,000 (89% of revenue) for the period ended December 30, 2005, a decrease as a percentage of revenue of 16% Other operating costs were attributable to the acquisition of New Wave. No operating costs were attributable to film distribution services for period ended December 31, 2006, compared to approximately $28,000 (5% of revenue) for the period ended December 31, 2005.

GROSS PROFIT

The Company’s gross profit margin for the period ended December 31, 2006 was approximately $1,265,000 representing 27% of revenue, compared to approximately $66,000 gross profit margin for the period ended December 31,2005 representing 11.2% of revenue.

HOLDING COMPANY (JUNIPER GROUP)

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses. Operating expenses for the year ended December 31, 2006 were $1,375,000 compared to $1,897,000 for the year ended December 31, 2005, an decrease of $552, 000 or 28%. The decrease was due mainly to the reduction of general and administrative expenses incurred in 2005 with the wind down of the Company’s services to wireless and cable companies in residential and business subscribers.

Interest Expense

Interest expense and related charges such as amortization of debt discount and loss on adjustment of derivative and warrant liabilities to fair value aggregated $454,000 for the year ended December 31, 2006, compared to $1,323,000 for year ended December 31, 2005, an decrease of $869,000 or 67%, due primarily to the change in the value of the Company’s common shares which affect the value of the derivative and warrant liabilities.

Revaluation of Film Licenses

The Company reevaluated the value of its film library in 2006 and 2005, based primarily on management’s estimate of the discounted net present value of the future revenue stream of its film titles by $296,000 in 2006 and $1,897,000 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had a working capital deficit of approximately ($1,632,000), compared to a working capital deficit of approximately ($1,139,000) at December 31, 2005. The ratio of current assets to current liabilities was 0.39:1 at December 31, 2006, and 0.31:1 at December 31, 2005. Cash flow used for operations during 2006 was $162,000,

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $200,000, through the sale of 7% Convertible Debentures, $500,000 through the sale of 8% Callable Secured Convertible Debentures and $325,000 through Security Purchase Agreement for working capital, capital purchases and for the payment of debt to date. Our operations during 2006 were funded by the sale of convertible debentures totaling $300,000. Among the obligations that the Company has not had sufficient cash to pay its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, a plan of payment has been negotiated with New York State and is currently being negotiated with the Internal Revenue Service. The Company has entered into agreements for substantially all the outstanding balances, whereas the Company shall pay approximately $11,125 per month.

The fact that the Company continued to sustain losses in 2006, had negative working capital at December 31, 2006 and still requires additional sources of outside case to sustain operations, continued to crease uncertainty about the Company’s ability to continue as a going concern.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2007. We have received the first of two planned rounds of financing and the investor is obligated to purchase additional callable secured notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

We currently have a bank line of credit promissory note due November 2, 2007 of $100,000 of which the Company has used $46,000 at an interest rate of 7.75%.

SEASONALITY

The provision of services for broadband installation and wireless infrastructure deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results. Inclement weather may lower the demand for our services in the winter months, as well as other times of the year. Furthermore, the weather can delay the completion of projects already started in addition to delaying the commission of new projects. Therefore, we cannot predict that the financial results for any particular quarter will be the same for any other quarter.

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

BACKLOG

None

FINANCING

The Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on December 28, 2005 for the sale of (i) $1,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 1,000,000 shares of our common stock and on March 14, 2006 for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,000,000 shares of our common stock.  The Company, to date, has sold $800,000 in callable convertible notes and an additional $500,000 in callable secured notes is expected to be sold following the Registration Statement being declared effective. In order to obtain the additional $500,000 we will need to ensure the satisfaction of the following conditions:

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

The proceeds received from the sale of the callable secured convertible notes have been, and will continue to be, used to pay for Juniper Services, Inc. business development purposes, working capital needs, payment of certain past due taxes, payment of consulting, legal fees and repayment of certain debts.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2006. Since December  31, 2006, there have been no material changes to our critical accounting policies.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

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

We have elected to perform the annual impairment test of recorded goodwill and intangible assets as required by SFAS 142.  We recognized impairment based upon the piracy of the film library in 2005 and the future revenue anticipated from the sale of its films.

IMPAIRMENT OF LONG-LIVED ASSETS:

We evaluate the recoverability of our long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which generally requires us to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated nondiscounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate we utilize to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair value may be adjusted in the future.

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

For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Accordingly, revenue estimates are reviewed periodically and are revised if necessary. A change in revenue projections could have an impact on our results of operations. Costs of film are subject to valuation adjustments pursuant to applicable accounting rules. We have recently revised the value of our film library by approximately 61% of its carry value and may revise the value in the future.  The net realizable value of the licenses and rights are reviewed by management annually. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions or impairment indicators arise that are less favorable than our projections, film write-downs may be required.

NEW ACCOUNTING PRONOUNCEMENTS

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

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

ITEM 7. FINANCIAL STATEMENTS

The response to this item follows Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2006, the Company (A) dismissed Goldstein and Ganz, CPA’s, P.C. (“G&G”) as its independent accountant responsible for auditing its financial statements and (B) retained Morgenstern & Company, CPA’s, P.C. (“Morgenstern”) as its new independent accountant.

G&G’s report on the financial statements of the Company for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that their reports for each of the years ended December 31, 2004 and 2003 included an explanatory paragraph stating that the Company had suffered recurring losses from operations, which raised substantial doubt about its ability to continue as a going concern.

The decision to retain Morgenstern was unanimously approved by the Company’s Board of Directors.

From the date of the last audited financial Statements through the date of G&G’s dismissal, the Company had no disagreements, whether or not resolved, with G&G on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to G&G’s satisfaction, would have caused G&G to make reference to the subject matter of the disagreement in connection with its report.

During its two most recent fiscal years, the Company did not consult Morgenstern regarding the application of accounting principles to a specific completed or contemplated transaction, other type of audit opinion that might be rendered on the Company’s financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's Certificate of Incorporation provides for no less than three Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of two (2) Directors. The Company is currently considering various individuals to add to the Board of Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors, Executive Officers and key employees are listed below:

Name	Age	Positions W/Company	Director Since
Vlado P. Hreljanovic	59	Chairman of the Board, President, CEO and CFO	1987
Barry S. Huston	60	Director	2000
Peter W. Feldman	62	Director (1)	2003
James A. Calerhead	41	President/Juniper Services, Inc.	2003

(1) Resigned in September, 2006

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

KEY EMPLOYEES

James Calderhead joined Juniper Services, Inc. in February 2005 to head up the broadband installation and wireless infrastructure services of the Company. He brings over 20 Years of experience in telecommunications to the Company. Mr. Calderhead is an expert in Cable Voice, Video and Data Services Mr. Calderhead has previously directed the deployment of operating support systems and software to support major new customer opportunities.

Before joining Juniper Services, Inc., Mr. Calderhead was previously employed at 180 Connect as a Regional Operations Executive and as a Sr. Director of Operations. He managed all technical staff supporting cable services accounts, increasing personnel from 300 to 800 in one year. He achieved organic growth to $10 million while focused on profitability and customer satisfaction. Mr. Calderhead acquired large company operations and integrated them successfully, and initiated the company's market entry as an Integrated Communications Provider by launching new services. He also streamlined processes and procedures to improve operations and standardized reporting and implemented improved practices and procedures in parallel in all company territories nationwide.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2006 through December 31, 2006, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year for services provided to us and our subsidiaries in 2006 and 2005.

Summary Compensation Table

All amounts below are restated, if applicable, to give effect to the June 5, 2003, 1 for 8 reverse stock split.

All amounts below are restated, if applicable, to give effect to the June 5, 2003, 1 for 8 reverse stock split.

All amounts below are restated, if applicable, to give effect to the June 5, 2003, 1 for 8 reverse stock split.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-Qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Vlado P. Hreljanovic, Chief Executive Officer	2006 2005	221,893(1) 156,797(3)	0 0	0 0	0 0	0 0	0 0	56,364(2) 45,452(4)	278,257 202,249
James A. Calderhead,President, Juniper Services	2006 2005	157,692 121,538	45,000(5) 0	0 0	0 0	0 0	0 0	14,581(6) 13,270(7)	217,273 134,808

(1)	In 2006, Mr. Hreljanovic’s, has accrued and not received gross salary in the amount of $216,355 and has been paid a gross salary of $5,538 for a total of $221,893.
(2)	Other compensation for Mr. Hreljanovic in 2006 was primarily comprised of automobile lease payments and insurance premium of $28,819 and health and life insurance premium of $27,545.
(3)
Throughout 2005, Mr. Hreljanovic received 786,464 shares as payment of net salary of $62,288 for a gross salary of $99,030 and has accrued and not received a net salary of $39,291 for a gross of $57,767.

(4)	Other compensation for Mr. Hreljanovic in 2005 was primarily comprised of automobile lease payments and insurance premium of $25,290 and health and life insurance premium of $20,162.
(5)	For the year ended December 31, 2006, Mr. Calderhead has accrued a bonus of $45,000 and has received as payment of bonus $25,213.
(6)	Other compensation for Mr. Calderhead for the year ended December 31, 2006 was primarily composed of automobile reimbursement payments of $4,800 and health insurance premium of $9,781.
(7)	Other compensation for Mr. Calderhead for year ended December 31, 2005 was primarily comprised of automobile reimbursement payments of $4,800 and healthcare insurance premium of $8,470.

Aggregate Option Exercises in Last Fiscal Year and Year-end Options

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#	)	Option Exercise Price ($	)	Option Expiration on Date	Number of Shares or Units of Stock that Have Not Vested (#	)	Market Value of Shares or Units of Stock that Have Not Vested (#	)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#	)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested (#	)
Vlado P. Hreljanovic, Chairman of the Board, Chief Executive Officer (1)	500,000	-0-	-0-		$0.21		2/1/2009	-0-		-0-		-0-		-0-
James A. Calderhead, President Juniper Services (2)	300,000	-0-	-0-		$0.31		2/7/2010	-0-		-0-		-0-		-0-

(1) These options were granted to Mr. Hreljanovic on February 2, 2004.
(2) These options were granted to Mr. Calderhead on February 7, 2005.

Director Compensation

Name	Fees Earned or Paid in Cash ($	)	Stock Awards ($	)	Option Awards ($	)	Non-Equity Incentive Plan Compensation ($	)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($	)	Total ($	)
Vlado P. Hreljanovic, Chairman	0		0		0		0		-	0		0
Barry Huston Director	0		0		0		0		-	0		0
Peter Feldman Director (1)	0		0		0		0		-	0		0

(1) Resigned on September 30, 2006

Employment Agreements with Executive Officers

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors have authorized a two year extension expiring on April 30, 2007 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2006 was scheduled to be approximately $221,893. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic received in net salary of $4,360 for a gross of $5,538 and the balance of $216,355 was accrued and not paid.

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

On February 7, 2005, we executed an employment agreement with Mr. Calderhead as President of Juniper's Services. The agreement is for three years and provides for a salary of $140,000 per year plus a sign-on bonus of $10,000. Additionally, the agreement provides Mr. Calderhead with options to purchase 300,000 shares of our common stock at a price of $.31 per share subject to the Company achieving cumulative gross revenue of $18,750,000 bought by and generated through Mr. Calderhead’s direct efforts within the first twenty four (24) months and maintaining a 10% EBITDA. The options expire on February 7, 2010. The agreement also provides for other usual and customary benefits, such as health insurance and automobile allowances.

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

With regard to the 2004 Consultant Stock Plan, at December 31, 2004, 1,939,984 shares were issued 60,016 shares remain unissued and available.

OPTION/SAR GRANTS TABLE

OPTIONS/SAR GRANTS IN 2005 FISCAL YEAR AND NO GRANTS IN 2005

Name	Number of Securities Underlying Options/SARS Granted #	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise on Base Price ($/Share	Expiration Date
James A. Calderhead President/ Juniper Services, Inc.	300,000 (1)	[100]%	$0.31	2/7/10

(1) These options are outstanding and exercisable at December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 27, 2007 (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, (iii) each of the Company’s executive officers, and (iv) all of the Company's Executive Officers and Directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Amount and Nature of Beneficial Ownership

	Amount and Nature of Beneficial Ownership	Percentage of Class
Vlado P. Hreljanovic 111 Great Neck Road Suite 604 Great Neck, NY 11021	2,837,214(1)	17.65%
Barry S. Huston 20 Melby Lane East Hills, NY 11576	201,957 (2)	1.3%
Peter W. Feldman (a) 111 Great Neck Road Suite 604 Great Neck, NY 11021	100,000 (3)	0.6%
James A. Calderhead 5623 Main Street Suite F Spring Hill, TN 37174	1,300,000(4)	7.8.1%
All current directors and named officers as a group (4 in all)	4,439,171	26.6%

(a) Resigned September 30, 2006

(1)
Includes 500,000 shares of Common Stock issuable upon exercise of options granted to Mr. Hreljanovic under the 2003 Equity Incentive Plan. Includes an aggregate of 1,423,886 shares of Common Stock owned by Mr. Hreljanovic's children.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid rent under a sublease during 2006 and 2005 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2006 and 2005 was approximately $91,000 and $87,500 respectively. The master lease and the Company’s lease on this space expires on November 30, 2016.

The Company acquired distribution rights to two films from a company affiliated with our Chief Executive Officer, for a ten-year license period, which expires on June 5, 2008. We are obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2006, no payments were made to such company and no revenue was recognized from such films.

Throughout 2006 and 2005, the Company’s principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from time to time. The net outstanding balance due to the officer was $305,000 at December 31, 2006.

As part of salary, bonuses and other compensation, the Company’s President and Chief Executive Officer, has accrued and not received gross salary in the amount of $221,893 and has received as net salary of $4,360 for a gross of $5,538 in 2006 and 786,464 shares valued at $ 62,288 in 2005.

During 2006, legal services were performed by a firm in which Mr. Barry S. Huston, a member of our Board of Directors, is a Partner. Such services related to the collection and settlement of various receivables. For their services, Mr. Huston's firm receives compensation on a contingent basis (one third upon settlement). During 2005 $13,445 was paid to Mr. Huston's firm and no legal services or compensation was paid to Mr. Huston during 2006

In 2005, Service’s utilized the services of a subcontractor that is 85% owned by a family member of Service’s President. During 2005, payment to this subcontractor totaled $14,000 and no payments were made in 2006.

ITEM 13. EXHIBITS.
Exhibit Description:

Exhibit		Incorporated By Reference
2.1	Agreement and Plan of Merger dated as of January 20, 1997 between the Registrant and Juniper Group, Inc., a Nevada corporation	(2)
3.1	Certificate of Incorporation of the Registrant, as amended	(1)
3.2	Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997	(3)
3.3	Certificate of Incorporation of Juniper Group, Inc., a Nevada corporation.	(2)
3.4	By-Laws of the Registrant (1)	(1)
3.5	Amendment to the By-Laws of the Registrant approved by shareholders of the Registrant on February 12, 1997	(2)
3.6	By-Laws of Juniper Group, Inc., a Nevada corporation	(2)
3.7	Certificate of Designation, Power, Preferences and Rights of Series C Preferred Stock	(8)
4.1	1999 Stock Option Plan	(2)
4.2	2000 Stock Option Plan	(3)
4.3	2001 Stock Option Plan	(4)
4.4	2002 Equity Incentive Plan	(5)
4.5	2003 Equity Incentive Plan	(6)
4.6	2004 Consultant Stock Plan (7)	(7)
10.1	Form of Securities Purchase Agreement between Juniper Group, Inc. and certain investors	(9)
10.2	Form of Callable Security Convertible Note issued by Juniper Group, Inc. and certain investors	(9)
10.3	Form of Stock Purchase Warrants issued by Juniper Group, Inc.	(9)
10.4	Registration Rights Agreement between Juniper Group, Inc. and certain investors	(9)
10.5	Security Agreement between Juniper Group, Inc. and certain investors	(8)
10.6	Stock Exchange Agreement and Plan of Reorganization between Juniper Services, Inc. and New Wave Communications, Inc.	(8)
21.1	Subsidiaries of Juniper Group, Inc.	(8)
31.1	Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto
32.1	Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(1)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 1996
(2)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting held on December 30, 1999
(3)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting held on December 27, 2000
(4)	Incorporated by reference to the Company’s Form S-8 filed on October 1, 2001, as amended on October
(5)	Incorporated by reference to the Company's Form S-8 filed January 3, 2003
(6)	Incorporated by reference to the Company's Form S-8 filed July 11, 2003.
(7)	Incorporated by reference to the Company's Form S-8 filed April 26, 2004.
(8)	Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005
(9)	Incorporated by reference to the Company's Form 8-K filed January 5, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006 and 2005, the Company changed its’ auditors in 2005 to Morgenstern, Svoboda and Baer, CPA’s, P.C., from Goldstein & Ganz, CPA's P.C. Neither firm provided any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Morgenstern, Svoboda and Baer, CPA’s, P.C. and Goldstein & Ganz, CPA's P.C. to the Company for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Audit Fees (1)	72,600	34,500
All Other Fees	37,100	3,500
Total Fees for Services Provided	109,700	38,000

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
AND SUBSIDIARY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Juniper Group, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

New York, New York
March 5 , 2007

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	DECEMBR 31, RESTATED
	2006	2005
ASSETS

Current Assets
Cash	$202,773	$376,913
Accounts receivable-trade (net of allowance)	616,282	89,410
Costs in excess of billings on uncompleted projects	59,159
Prepaid expenses and other current asset	$87,494	$68,900
	965,707	535,223
Film licenses	180,173	481,829
Property and equipment net of accumulated depreciation of $ 1,120,170 and $381,690 respectively	399,897	106,939
TOTAL ASSETS	$1,545,777	$1,123,991
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,454,272	$1,179,422
Notes payable	96,000	50,000
Notes payable and capitalized leases - current portion	139,587	-
Preferred stock dividend payable	28,897	22,811
Due to officer	305,000	40,673
Due To shareholders & related parties	574,315	431,317
Total current liabilities	2,598,071	1,742,223
Notes payable and capitalized leases, less current portion	295,360	24,610
Derivative liability related to convertible debentures	1,529,211	1,380,818
Warrant liability related to convertible debentures	305,053	80,961
Total liabilities	$4,727,695	$3,210,612

Shareholders’ Deficit

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 10,000,000 shares authorized, 25,357 shares issued and outstanding at December 31, 2006 and December 31, 2005: aggregate liquidation preference, $50,714 at December 31, 2006 and December 31, 2005	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized 135,000 and 117,493 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	13,500	11,749
Series C Voting Preferred Stock, $0.10 par value 300,000 shares authorized none issued
Common Stock - $0.10 par value, 750,000,000 shares authorized, 15,670,122 and 14,232,048 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	15,669	14,232

Capital contributions in excess of par:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to Series B Preferred Stock voting	3,172,415	2,561,769
Attributed to Series C Preferred stock voting
Attributed to common stock	22,194,785	22,162,291
Preferred stock dividend payable
Deficit	(28,603,429)	(26,861,804)
Total Shareholders’ deficit	(3,181,918)	(2,086,621)
Total liabilities & shareholders’ deficit	$1,545,777	$1,123,991

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31, RESTATED
	2006	_ 2005__
Revenues:
Broadband Installation and Wireless Infrastructure Services	$4,674,293	$525,104
Film Distribution Services	6,600	55,400

	4,680,893	580,504
Operating Costs:
Broadband Installation and Wireless Infrastructure Services	3,416,340	486,878
Film Distribution Services	0	28,075
	3,416,340	514,953
Gross Profit	1,264,553	65,551

Selling, general and administrative expenses	2,250,755	1,896,997
Revaluation of film licenses	295,850	1,654,939
Interest Expense	155,140	139,178
Conversion expense for convertible debentures		642,000
Revaluation of Investments		200,000
Loss on Asset Disposition	295	200,213
Revaluation of Goodwill		209,106
Loss on adjustment of derivative and warrant liabilities to fair value	72,484	920,301
Amortization of Debt Discount.	225,923	263,261
Stock-based Compensation	-	3,150
	3,000,447	6,129,145
Net (loss) before other income	(1,735,894)	(6,063,594)
Other income:
Settlement Income	355	-
Net (loss)	$(1,735,539)	$(6,063,594)
Preferred stock dividend	(6,086)	(6,086)
Net (loss) available to common stockholders	$(1,741,625)	$(6,069,680)
Weighted average number of shares outstanding	14,556,675	18,601,834
Basic and diluted net (loss) per common share	$(0.120)	$(0.326)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
				RESTATED
		2006		___2005__
Operating Activities:
Net (loss)		$(1,735,539)		$(6,063,594)
Adjustments to reconcile net cash provided by operating activities:
Bad debt		14,381		53,262
Amortization of film licenses		5,806		28,075
Amortization of debt discount		225,923		263,261
Unrealized (gain) loss of derivative liabilities		72,484		920.301
Depreciation and amortization expense		177,336		131,737
Stock-based compensation				3,150
Payment of officers’ compensation with equity				62,288
Payment of various expenses with equity				14,700
Payment of compensation to employees and consultants with equity		5,000		228,942
Re-evaluation of film licenses Preferred stock dividend		295,850		1,654,939
Loss on disposition of assets		295		200,213
Debt conversion expense				642,000
Re-evaluation of investments				200,000
Re-evaluation of goodwill				209,106
Changes in other operating assets and liabilities:
Accounts receivable		403,204		30,069
Costs in excess of billings on uncompleted projects		14,675
Prepaid and other current assets		21,386		107,142
Accounts payable and accrued expenses		90,257		295,912
Notes payable		(17,552)
Due to officers and shareholders		264,327
Deferred revenue				(7,250)
Net cash (used for) operating activities	$	_(162,167)	$	_(1,017,747)

Investing activities:
(Purchase) of equipment and licenses		(165,119)		(5,622)
Payment for acquisitions net of cash acquired		(222,105)

Net Cash (used for) investing activities:		(387,224)		(5,622)

Financing Activities:
Payment of borrowings		(82,143)		(23,914)
Proceeds from borrowings		300,000		821,810
Proceeds from private placements				300,000
Proceeds from the sale of common stock				250,000
Proceeds from borrowings from officers and shareholders		262,587		229,389
Payment of borrowings from officers and shareholders		__(105,193)		(203,945)

Net cash provided by financing activities:		___375,251		__1,373,340

Net increase (decrease) in cash		(174,140)		349,971

Cash at beginning of period		__376,913		____26,942

Cash at end of Period		$202,773		$376,913

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Non-Voting Preferred Stock		Series B Preferred Stock		Common Stock
	Par Value At $.10	Capital Contributions in Excess Of Par	Par Value At $.10	Capital Contributions in Excess of Par	Par Value At $.001	Capital Contributions in Excess of Par	(Deficit )	Notes for Subscription Receivable	Total

December 31, 2004	$2,536	$22,606	$-	$-	$9,558	$21,800,635	$(20,792,124)	$(95,000)	$948,211
Stock-based compensation						3,150			3,150
Debt Discount						39,605			39,605
Shares issued as Payment for:
Various expenses					117	14,583			14,700
Other					(334)	(53,065)			(53,399)
Share Exchange			11,749	2,561,769	(23,498)	(2,550,020)
Compensation to Employees and Consultants					3,869	287,361			291,230
Various liabilities					2,601	142,935			145,536
Purchase of Fixed Assets					(100)	(149,900)			(150,000)
Conversion of Convertible Notes					18,769	2,346,735			2,365,504
Sale of Common Stock					3,250	321,750			325,000
Receipt of Subscriptions								95,000	95,000
Initial recording of derivative liability pertaining to warrants						(41,478)			(41,478)
Net (loss) for the year ended December 31, 2005							(6,069,680)		(6,069,680)
December 31, 2005	$2,536	$22,606	$11,749	$2,561,769	$14,232	$22,162,291	$(26,861,804)	$-	$(2,086,621)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Non-Voting Preferred Stock		Series B Preferred Stock		Common Stock
	Non-Voting Preferred Stock	Capital Contributions in Excess Of Par	Par Value At $.10	Capital Contributions in Excess of Par	Par Value At $.001	Capital Contributions in Excess of Par	(Deficit )	Notes for Subscription Receivable	Total

December 31, 2005	$2,536	$22,606	$11,749	$2,561,769	$14,232	$22,162,291	$(26,861,804)		$(2,086,621)
Cancellation of prior stock awards					(130)	(5,070)			(5,200)
Compensation to Consultants					250	4,750			5,000
Stock issuance related to New Wave Acquisition			1,974	628,239					630,213
Reversal of Preferred			(223)	(17,593)	445	17,371
Conversion of short term notes					720	13,680			14,400
Partial conversion of convertible debentures					152	1,763			1,915

Net (loss) for the year ended December 31, 2006							(1,741,625)		(1,741,625)
December 31, 2006	$2,536	$22,606	$13,500	$3,172,415	$15,669	$22,194,785	$(28,603,429)		$(3,181,918)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

NOTE 1. Summary of Significant Accounting Policies

Description of Business

Juniper Group, Inc. is a corporation incorporated in the State of Nevada in. The Company’s business is composed of two segments: broadband installation and wireless infrastructure services and film distribution services. Both of these services are operated through two indirect wholly owned subsidiaries of the Company, which are subsidiaries of Juniper Entertainment, Inc. our wholly owned subsidiary.

Broadband Installation and Wireless Infrastructure Services:

The Company’s broadband installation and wireless infrastructure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s broadband installation and wireless infrastructure operations consist of wireless and cable broadband installation services on a regional basis by providing broadband connectivity services for wireless and cable service providers and over 99% of our revenues are derived from these operations.

On March 16, 2006, Juniper Services, Inc. (“Services”) completed the acquisition of all outstanding shares of New Wave Communication, Inc. (New Wave), making it a wholly owned subsidiary of Services. New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. We service the wireless providers primarily in Eastern Illinois, all of Indiana, and Western Ohio. However, we are capable of sustained work anywhere within the United States. Our current client roster includes Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and Bechtel. The acquisition of New Wave has added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base in creating a wider market space for its base business.

Services’ direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations.

Film Distribution:

The Company’s film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias (i.e. DVD, satellite, pay television and broadcast television) and less than 1% of our revenues are derived from these operations.

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

Use                  Use of Estimates in the Preparation of Financial Statements

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Accounts Receivable

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice, although some customers take up to 75 days to pay their balances. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company.

Financial Instruments

The estimated fair values of accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e., Notes Payable, Convertible Debentures and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different from their carrying value

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk is principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment is primarily subject to the financial condition of the segment's largest customers.

The Company had five major customers representing over 78% of sales revenue for year ending December 31, 2006. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had two sub-contractors during the year ending December 31, 2006 which represented 67% of the Company’s total subcontracting costs.

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

The Company maintains distribution rights to these films for which it has no financial obligations unless and until the rights are sold to third parties. The value of such distribution rights has not been reflected in the balance sheet. The Company was able to acquire these film rights without guaranteed minimum financial commitments as a result of its ability to place such films in various markets.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

During the year ended December 31, 2005 the Company ceased operations of Juniper Communications. As a result, the Company returned vehicles and equipment to leasing companies and other vendors. The Company realized a loss of $200,213, in addition to  liabilities to leasing companies of $64,078.

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

For the broadband installation and wireless infrastructure services segment, revenue is reduced for estimated future chargebacks. These estimates are based upon historical return experience and projections of customer acceptance of services.

The cost of operations for the broadband installation services segment is reflected in the statement of operations as incurred. Accordingly, if these costs are greater than the revenue received from fixed price contracts the Company will reflect a loss under these contracts.

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

We have granted options to purchase common stock to some of our employees at prices equal to the market value of the stock on the dates the options were granted. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. We adopted SFAS No. 123R in the second quarter of fiscal 2006 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options or liability instrument as of the adoption date is expensed over the remaining vesting period. However there was no compensation expense for stock options calculated according to SFAS No. 123R in 2006.

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

	Years Ended
	December 31, 2006	December 31, 2005
Net (loss) available for Common Stockholders	$(1,741,625)	$(6,069,680)
Add stock-based employee compensation expense included in reported net income, net of taxes	-	3,150
Deduct stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes -after adoption of SFAS 123R	-	(3,150)
Pro forma	$(1,741,625)	$(6,069,680)
Basic net (loss) per common share: As reported	$(0.12)	$(0.33)
Pro forma	$(0.12)	$(0.33)
Diluted net loss per common share: As reported	$(0.12)	$(0.33)
Stock option expense, net of taxes	-	-
Pro forma	$(0.12)	$(0.33)

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Deri

                        Derivative  Instruments

Effective December 28, 2005, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," collectively referred to as SFAS No. 133. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income.

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

Reclassifications

Certain amounts in the 2005 financial statements were reclassified to conform to the 2006 presentation.

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005. The Company has since adopted aforesaid provisions.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

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

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements :

a.  A brief description of the provisions of this Statement

b. The date that adoption is required

c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

                       NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $61,442 and $170.885 at December 31, 2006, and December 2005, respectively.

                       NOTE  3-    Prepaid Expenses And Other Current Assets

At December 31, 2006, prepaid expenses and other current assets consisted of significant items such as: prepaid insurance expenses of $18,000, advances to employees of $10,000  and other prepaid consulting expenses of $58,000.

At December 31, 2005, prepaid expenses and other current assets consisted of significant items such as: prepaid insurance expenses of $20,000; and prepaid consulting expenses of $48,900.

NOTE 4 - Property and Equipment

Depreciation expense for the year ending December 31, 2006 and 2005 was $159,112 and $131,737. At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
Vehicles	$613,267	$51,766
Equipment	826,565	379,967
Leasehold improvements	53,296	29,958
Furniture and fixtures	26,939	26,938
Total property and equipment	1,520,067	488,629
Accumulated depreciation	(1,120,170)	(381,690)
Property and equipment, net	$399,897	$106,939

NOTE 5 - Film Licenses

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

The Company has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy. At the end of each year, 2006 and 2005, we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. The Company took a charge of approximately $296,000 in 2006 and $1.7 million in 2005. While we have not discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote the resources of the Company in this area.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Bas                 Based upon the Company's estimated net present value of future revenue as of December 31, 2006, the following shows the anticipated film forecast revenue.

# of Films	Expiration of Film License & Book Value	Film Forecast Revenue	%

8	2007	$12,200	5.85
14	2009	17,600	8.43
15	2011	29,100	13.93
12	2013	48,700	23.34
18	2014	72,700	34.82
18	2017	20,400	9.79
3	2019	8,000	3.84
88		$208,700	100.00

NOTE 6 - Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at December 31, 2006 and 2005

7% Convertible Notes maturing in 2007	$50,000	$
Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	159,573		-
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $527,710)	225,374		24,610
Less current portion	139,587		-
Long term portion	$295,360		$24,610

The Company currently has a bank line of credit of $100,000 of which it has used $46,000 as of December 31,2006 at an interest rate of 7.75% with a maturity on November 2, 2007.

7% Convertible Promissory Notes

During the third quarter of 2004, the Company commenced an offering to sell up to $2,000,000 of 7% convertible debentures due May 24, 2007 (the “debentures”). As of December 31, 2005 the Company received $1,545,000 through the sale of the debentures. The debentures were sold in varying amounts, all with the same terms.

Each debenture holder was granted warrants to purchase shares of the Company’s common stock at fifty (50%) percent for each dollar invested at a price of $0.65. The term of the warrants is five years. At December 31, 2005, the Company granted 772,500 warrants to the debenture holders, none of the warrants were exercised.

The debentures bear interest at the rate of 7% per annum and are convertible into shares of common stock of the Company. If on the day after the first anniversary of the date of the debenture (i) the market price of the Company’s common stock is $1.00, or more for more than ten trading days, or (ii) the Company completes a secondary offer yielding the Company $5 million or more in gross proceeds, then the Company has the right to cause the holders of the debentures to convert the entire principal amount of the debentures. The Company may redeem the debenture at any time after their second anniversary.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

During the fourth quarter of 2005, the Company offered the debenture holders the opportunity for 30 days to convert their debenture and accrued interest into the Company’s common stock at a conversion rate of $0.10. As of December 31, 2005, $1,495,000 of the debentures along with $118,100 of accrued interest was converted.

As a result of the lower conversion price offered by the Company, a conversion expense of $642,000 was recorded to reflect value of the additional shares to convert to common stock issued. The Company did not reprice the warrants which were exercisable at $0.65.

8% Callable Secured Convertible Notes

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock and on March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. Although we currently have $800,000 callable secured convertible notes outstanding, the investor is obligated to purchase additional callable secured convertible notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. In December, 2006, $1,915 of the callable secured convertible notes were converted into 152,674  shares of common stock. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these callable secured convertible notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the callable secured convertible notes payable (included in the liabilities as a “derivative liability”).

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133 as follows:

•
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in Loss on adjustment of the derivative and warrant liability to fair value.

•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of each balance sheet date with a corresponding change in Loss on adjustment of the derivative and warrant liability to fair value.

•
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

NOTE 7 - Shareholders' Equity

The Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the OTCBB stock exchange. In the aggregate, the Company received $325,000 for 3,250,000 shares of common stock in 2005 and none in 2006.

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

In 2005, the Company issued 3,869,000 shares of the Company's common stock to employees and officers as compensation, valued at $287,361 and none in 2006.

In connection with various expenses and payables for operating activities, the Company issued 2,718,000 shares valued at $160,236 in 2005 and none in 2006.

Net (loss) per common share for 2006 and 2005 has been computed by dividing net (loss), after preferred stock dividend requirements of $6,086 and $6,086 respectively, by the weighted average number of common shares outstanding throughout the year of 14,556,675 and 18,601,834, respectively.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Stock-Based Compensation

Prior to December 15, 2005, the Company accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant.

Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123), which the Company adopted on December 15, 2005, prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 9 - Incentive Compensation Plans - pro forma disclosures required by FAS 123 plus additional information on the Company's stock options.

Options Granted

A summary of option transactions for the two years ended December 31, 2006, follows:

	Options	Weighted average option price
Outstanding at December 31, 2004	875,000	0.20
Granted	300,000	0.31
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2005	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2006	1,175,000	$0.23

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. At December 31, 2006, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2006, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31, 2006, were $28,897. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

The Company's Preferred Stock is convertible into shares of Common Stock at a rate of two shares of  Common Stock ( subject to adjustments) for each share of Preferred Stock, at the option of the Company, at any time on not less than 30 days' written or published  notice to the Preferred Stockholders of record, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock.  As adjusted, the outstanding shares of Preferred Stock would currently be converted into fifteen shares of Common Stock.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Warrants

A summary of warrants outstanding at December 31, 2006

Warrants	Date Issued	Expiration Date	Price
4,375	4/2003	4/2008	$2.08
225,000	2/2004	2/2009	0.05
150,000	4/2004	4/2008	0.05
1,000,000	7/2004	7/2010	0.05
133,500	8/2004	8/2009	0.70
667,500	6/2004	6/2009	0.65
105,000	2/2005	2/2010	0.65
21,000	4/2005	4/2010	0.70
762,500	10/2005	10/2010	0.65
500,000	12/2005	12/2010	0.65
7,000,000	3/2006	3/2010	0.10
10,568,875

NOTE 8 - Related Parties

The Company paid rent month to month during 2006 and 2005 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2006 and 2005 was approximately  $91,000 and $87,500, respectively.

The Company acquired distribution rights to two films from a company affiliated with the Chief Executive Officer for a license period, which expires on June 5, 2008. The Company is obligated to pay the affiliated producers fees at the contract rate when revenue is recognized from the sale of the films. Such payments will be charged against earnings. In 2006 and 2005, no payments were made to the affiliate and no revenue was recognized.

The Company owns distribution rights to two films, which were acquired through a company affiliated with the Chief Executive Officer that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights.

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company received $3,000 and $21,250 in revenue relating to these films during 2006 and 2005, respectively.

Throughout 2006 and 2005, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at December 31, 2006 and 2005, was approximately $305,000 and $186,400, respectively.

In 2005 Juniper Services utilized the services of a subcontractor that is 85% owned by a family member of Services’ President. During 2005, payment to this subcontractor totaled $14,000 and no payments were made in 2006.

As part of salary, bonuses and other compensation, the Company's President and Chief Executive Officer, was issued 786,464 shares of common stock (See Notes 7 and 9), valued at $62,288 in 2005. No shares were issued as compensation in 2006.

During 2005 legal services were performed by a firm in which Mr. Barry S. Huston, a member of the Company's Board of Directors, is a partner. Such services related to the collection and settlement of various receivables of the Company. During 2005 $13,495 was paid to Mr. Huston or his firm. No legal services were rendered by Mr. Huston or his firm in 2006 and no fees were paid to Mr. Huston or his firm in 2006.

NOTE 9 - Commitments and Contingencies

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on April 30, 2005, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors have authorized a two year extension expiring on April 30, 2007 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2006 was scheduled to be approximately $221,893. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company.  Due to a working capital deficit, Mr. Hreljanovic was paid a gross of $5,538 and the balance of $216,355 was accrued and not paid.

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

On February 7, 2005, we executed an employment agreement with Mr. Calderhead as President of Juniper's Services. The agreement is for three years and provides for a salary of $140,000 per year plus a sign-on bonus of $10,000. Additionally, the agreement provides Mr. Calderhead with options to purchase 300,000 shares of our common stock at a price of $.31 per share. The options expire on February 7, 2010. The agreement also provides for other usual and customary benefits, such as health insurance and automobile allowances.

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations. The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of December 31, 2006, no shareholders have asserted any claims against the Company.

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $300,000, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The fact that the Company continued to sustain losses in 2006, had negative working capital at December 31, 2006 and still requires additional sources of outside cash  to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2007. We have received the first of two planned rounds of financing and the investor is obligated to purchase additional callable secured notes in the aggregate amount of $500,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

The Company currently has a bank line of credit of $100,000 of which it has used $46,000 as of December 31,2006 at an interest rate of 7.75% with a maturity on November 2, 2007.

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

Leases

The Company subleases the New York office from Entertainment Financing Inc.(“EFI), an entity 100% owned by our Chief Executive Officer. The master lease and the Company’s sublease on this space expire on November 30. 2016. EFI has agreed that for the term of the sublease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. Rent due under the lease with EFI is as follows:

Year	Amount
2007	$54,580
2008	56,353
2009	58,185
2010	60,076
2011	62,028
Thereafter	335,477

The company has various equipment leases expiring through April 2009.  Minimum future lease payments for these leases are as follows:

For the Year Ending 2006
	2007	88,566
	2008	54,960
	2009	27,919
	2010	27,919
	2011	7,304
		$191,704

NOTE 10 - Incentive Compensation Plans

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

At December 31, 2006, for all plans prior to the 2004 Plan, all options issued under the Plan were granted and either exercised or cancelled.

Under	the 2003 Equity Incentive Plan an aggregate of 1,450,168 options have been issued; and
Under	the 2003 Equity Incentive Plan an aggregate of 1,450,168 options have been issued; and
Under	the 2002 Plan an aggregate of 472,500 options were issued.

NOTE 11 - Stock Base Compensation

The Company has stock-based compensation plans, as described above. The Company applied APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan until December 15, 2005, when it adopted Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had employee compensation for the Company's stock options been recognized based on the fair value on the grant date, the Company's income from continuing operations and earnings per share for the two years ended December 31, 2006, would have been impacted as shown in the following table;

	December 31, 2006	December 31, 2005
Net Income
As reported	$(1,741,625)	$(6,069,680)
Pro Forma	$(1,741,625)	$(6,069,680)
Basic and diluted earnings (loss) per share
As reported	$(0.12)	$(0.33)
Pro Forma	$(0.12)	$(0.33)

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

NOTE 12 - Income Taxes

For the years ended December 31, 2006 and 2005, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2006, the Company has net operating loss carryforwards of approximately $23.9 million. These carry forwards expire through 2026.

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $9,799,000 at December 31, 2006. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $9,799,000. Deferred tax assets at December 31, 2006 primarily reflect the tax effect of net operating loss carry forwards.

NOTE 13 - New Wave Communications Acquisition

On December 30, 2005, Juniper Services entered into a binding Letter of Intent with New Wave providing for the purchase by Juniper Services of all outstanding shares of New Wave. New Wave’s business is the deployment, construction and maintenance of wireless communications towers and related equipment. Services agreed to pay New Wave $817,000 as follows: $225,000 in cash and $592,000 paid by the issuance of 19,734 shares of Series B Voting Preferred Stock. On March 16, 2006, Services consummated the acquisition of New Wave by entering into a Stock Exchange Agreement and Plan of Reorganization with New Wave.

NOTE 14- Business Segment Information

The operations of the Company are divided into two business segments:

1.
Broadband installation and wireless infrastructure services providing wireless/tower/antenna system services to leading telecommunications companies as well as site surveys, tower construction and tower antenna installation to leading tower management companies. The Company markets broadband installation and wireless infrastructure services throughout the United States.

2.
Film distribution services consisting of the acquisition and distribution of rights to films to the domestic as well as the foreign market in the DVD satellite, video and pay/cable. The Company's films licensing are available to be marketed throughout the world.

	2006	2005_
Revenue:
Broadband Installation & Wireless Infrastructure Services	$4,674,293	$525,104
Film Distribution Services	6,600	55,400
	$4,680,893	$580,504
Cost of Operations:
Broadband Installation & Wireless Infrastructure Services	$3,416,340	$486,878
Film Distribution Services		28,075
	$3,416,340	$514,953
Operating Income (Loss):
Broadband Installation & Wireless Infrastructure Services	$389,364	$(1,189,818)
Film Distribution Services	(68,171)	(1,712,424)
Corporate & Other	(1,307,396)	(3,161,352)
	$($986,203)	$(6,063,594)
Indentifiable Assets:
Broadband Installation & Wireless Infrastructure Services	$1,232,183	$166,639
Film Distribution Services	232,346	496,986
Corporate & Other	81,248	460,366
Total Consolidated Assets	$1,545,777	$1,123,991
Depreciation Expense:
Broadband Installation & Wireless Infrastructure Services	$111,957	$102,691
Film Distribution Services	5,806	28,075
Corporate & Other	41,349	28,046
	$159,112	$158,812
Capital Expenditures:
Broadband Installation & Wireless Infrastructure Services	$1,34,052,	$5,622
Film Distribution Services	31,007	(150,000)
	$165,069	$(144,378)

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

The types of identifiable assets included in that corporate line item primarily are cash, prepaid expenses, other current assets, other investments and property and equipment, net of $409,663 of accumulated depreciation

NOTE 15 - Quarterly Results of Operations (Unaudited and Restated)

2006	First	Second	Third	Fourth	Total
Revenue	$1,158,889	$1,214,435	$1,399,672	$907,897	$4,680,893
Gross Profit (Loss)	$257,630	$428,945	$388,234	$189,744	$1,264,553
Net Income (Loss)	$(406,412)	$(4,788,062)	$4,045,264	$(552,416)	$(1,741,625)
Basic and diluted Net Income (Loss) per common share	$(0.028)	$(0.329)	$0.278	$(0.041)	$(0.120)

2005	First	Second	Third	Fourth	Total
Revenue	$137,397	$100,821	$142,358	$199,928	$580,504
Gross Profit (Loss)	$21,240	$7,668	$49,005	$(12,362)	$65,551
Net Income (Loss)	$(425,614)	$(871,037)	$(1,423,688)	$(3,349,341)	$(6,069,680)
Basic and diluted Net Income (Loss) per common share	$(0.044)	$(0.084)	$(0.087)	$(0.180)	$(0.326)

NOTE 16 - Supplemental Cash Flow Information

Cash paid for interest totaled $27,222 in and 2006. No cash was paid for interest in 2005.

In connection with the New Wave acquisition, the Company paid $592,000 of the purchase price by the issuance of 19,734 shares of Series B Voting Preferred Stock.

During 2006 the Company issued 250,000 shares of its common stock to consultants for services valued at $5,000.

During 2006 the Company issued 152,674 shares of its common stock upon conversion of $1,916 of its 8% Callable Secured Convertible Notes and issued 720,000 shares of its common stock upon conversion of $14,400 of notes payable to related parties.

During 2005, the Company satisfied a significant number of obligations  without the use of cash through the issuance of the Company's common stock. None were used in 2006. These obligations included:

•	compensation to officers and employees amounting to $291,230;
•	payment of corporate debt amounting to $2,536,040;
•	certain corporate expenses amounting to $14,700;

NOTE 17 -Restatement

During the year ended December, 2005, it was determined that the correct application of accounting principles had not been applied in 2005 and 2004 for equity instruments issued to consultants for services. During 2005 and 2004 certain options issued to consultants as consideration for goods or services were not charged to stock-based compensation expense. The Company used the Black-Scholes option-pricing model to determine the fair value of grants made for the years ended December 31, 2005 and 2004. The financial statements have been restated to reflect a charge to stock-based compensation expense of $3,150 for the year ended December 31, 2005.

The restatement for the fair value of the options has no effect on the Company’s actual or reported cash flow. The restatement does, however, affect the Company’s stated net income and loss per share for the years ended December 31, 2005. The impact of this correction through December 31, 2005 is to increase additional paid in capital by $506,439 and to increase accumulated deficit by $506,439. The stock-based compensation expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company’s net operating loss carryforward or deferred tax asset.

Subsequently, as discussed in Note 6 above, the Company received $1,545,000 from the sale of 7% Convertible Debentures and $500,000 from the sale of 8% Callable Secured Convertible Promissory Notes during the two years ended December 31, 2005. In connection with these notes, the Company issued common stock purchase warrants. The Company had determined a debt discount and additional paid-in capital of $376,280 should have been recorded for the portion of the proceeds allocated to the fair value of the warrants. This discount was to be amortized over the two and five-year terms of the notes and charged to interest expense. The financial statements were restated to reflect this debt discount, the related amortization expense and additional paid-in capital. The additional amortization increased the net loss by $41,970 for the year ended December 31, 2005.

However, as also discussed in Note 6 above, the Company further determined that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of the 8% Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the callable secured convertible notes payable (included in the liabilities as a “derivative liability”) and show the changes in the value of these embedded derivative liabilities as a component of its consolidated net income (loss). As a result, a subsequent restatement of the Company’s financial statements was required to reflect this change.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

The restatements for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006 and the year ended December 31, 2005 and the interim periods therein are summarized as follows:

Balance Sheet

	March 31, 2006		June 30, 2006		September 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Total assets	$1,983,768	$1,983,768	$2,064,688	$2,064,688	$2,349,741	$2,053,891
Notes payable - long term (net of discount)	527,006	147,369	534,343	247,950	532,505	313,328
Derivative liabilities		1,740,779		6,271,114		1,711,803
Total liabilities	2,490,646	3,851,788	2,756,465	8,723,749	3,043,143	4,667,687
Additional paid-in capital	21,733,351	22,174,592	21,733,351	22,174,592	22,747,990	22,174,592
Accumulated deficit	(25,465,833)	(27,268,216)	(25,650,732)	(32,059,257)	(26,666,996)	(28,013,992)
Total shareholders' equity	(506,878)	(1,868,020)	(691,777)	(6,659,061)	(693,402)	(2,613,796)
Total liabilities and shareholders' equity	$1,983,768	$1,983,768	$2,064,688	$2,064,688	$2,349,741	$2,053,891

		Statements of Operations:
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2006		June 30, 2006		September 30, 2006
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Interest Expense	$57,891	$57,891	$61,674	$61,674	$81,654	$81,654
Amortization of Debt Discount.		45,753		72,827	2,432	69,647
Stock-based compensation expense
Unrealized gains (losses) on derivative liabilities		(21,001)		4,530,336		(4,559,312)
Net loss	$(380,138)	$(404,891)	$(183,378)	$(4,786,541)	$(149,461)	$4,046,786
Loss per share, basic and diluted	$(0.027)	$(0.028)	$(0.013)	$(0.329)	$(0.010)	$(0.015)

	Six Months Ended		Nine Months Ended
Cumulative:	June 30, 2006		September 30, 2006
	Previously reported	As restated	Previously reported	As restated
Interest Expense	$119,565	$119,565	$201,219	$201,219
Amortization of Debt Discount.		121,559	11,754	191,206
Stock-based compensation expense
Unrealized gains (losses) on derivative liabilities		4,509,336		(49,977)
Net loss	$(563,516)	$(5,194,411)	$(722,299)	$(1,147,624)
Loss per share, basic and diluted	$(0.039)	$(0.357)	$(0.051)	$(0.080)

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

Balance Sheets

	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Total assets	$3,573,243	$3,573,243	$2,992,454	$2,992,454	$2,935,866	$2,935,866	$1,123,991	$1,123,991
Notes payable - long term (net of discount)	1,439,682	1,186,253	1,545,000	1,296,154	475,000	444,797	300,000	24,610
Derivative liabilities								1,461,779
Total liabilities	3,061,727	2,779,339	3,244,536	2,968,252	1,895,536	1,839,417	2,001,412	3,210,612
Additional paid-in capital	21,066,523	21,906,487	21,148,124	21,986,655	23,597,891	24,460,277	21,571,050	22,162,291
Accumulated deficit	(20,608,602)	(21,147,931)	(21,456,156)	(21,998,635)	(22,637,347)	(23,422,324)	(25,082,999)	(26,861,804)
Total shareholders' equity	511,516	793,904	242,082	24,202	1,011,565	1,096,449	(877,421)	(2,086,621)
Total liabilities and shareholders' equity	$3,573,243	$3,573,243	$2,992,454	$2,992,454	$2,935,866	$2,935,866	$1,123,991	$1,123,991

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

		Statements of Operations:
	Three Months Ended		Three Months Ended		Three Months Ended
Three Months:	March 31, 2005		June 30, 2005		September 30, 2005
Previously reported		As restated	Previously reported	As restated	Previously reported	As restated
Interest Expense	$37,325	$37,325	$39,787	$76,750	$45,022	$45,022
Amortization of Debt Discount.		18,218		20,333		242,498
Stock-based compensation expense	-	-	-	(3,150)	-	-
Unrealized gains (losses) on derivative liabilities						(920,301)
Net loss	$(407,396)	$(425,619)	$(847,554)	$869,516	$(1,181,190)	$(1,423,688)
Loss per share, basic and diluted	$(0.0420)	$(0.0440)	$(0.0820)	$(0.0842)	$(0.0700)	$(0.0867)

Six Months Ended			Nine Months Ended		Year Ended
Cumulative:	June 30, 2005		September 30, 2005		December 31, 2005
Previously reported		As restated	Previously reported	As restated	Previously reported	As restated
Interest Expense	$77,112	$77,112	$122,134	$122,134	$139,178	$139,178
Amortization of Debt Discount.		38,551		281,049		263,261
Stock-based compensation expense	-	(3,150)	-	(3,150)	-	(3,150)
Unrealized gains (losses) on derivative liabilities						(920,301)
Net loss	$(1,254,950)	$(1,293,609)	$(2,436,140)	$(2,720,339)	$(4,881,793)	$(6,069,680)
Loss per share, basic and diluted	$(0.126)	$(0.130)	$(0.200)	$(0.224)	$(0.260)	$(0.280)

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date:     JUNIPER GROUP, INC.

March ,  6, 2007
Vlado Paul Hreljanovic
President and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Vlado Paul Hreljanovic	Chairman of the Board President, Chief Executive Officer (Principal Executive and Financial Officer)	March 6, 2007

/s/ Barry S. Huston	Director	March 6, 2007