Form 10KSB/A
period 2006-12-31
JUNIPER GROUP INC
filed 2007-03-13
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

/s/MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

New York, New York
March 5 , 2007

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	DECEMBR 31, RESTATED
	2006	2005
ASSETS

Current Assets
Cash	$202,773	$376,913
Accounts receivable-trade (net of allowance)	616,282	89,410
Costs in excess of billings on uncompleted projects	59,159
Prepaid expenses and other current asset	$87,494	$68,900
	965,707	535,223
Film licenses	180,173	481,829
Property and equipment net of accumulated depreciation of $ 1,120,170 and $381,690 respectively	399,897	106,939
TOTAL ASSETS	$1,545,777	$1,123,991
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,454,272	$1,179,422
Notes payable	96,000	50,000
Notes payable and capitalized leases - current portion	139,587	-
Preferred stock dividend payable	28,897	22,811
Due to officer	305,000	40,673
Due To shareholders & related parties	574,315	431,317
Total current liabilities	2,598,071	1,742,223
Notes payable and capitalized leases, less current portion	295,360	24,610
Derivative liability related to convertible debentures	1,529,211	1,380,818
Warrant liability related to convertible debentures	305,053	80,961
Total liabilities	$4,727,695	$3,210,612

Shareholders’ Deficit

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 375,000 shares authorized, 25,357 shares issued and outstanding at December 31, 2006 and December 31, 2005: aggregate liquidation preference, $50,714 at December 31, 2006 and December 31, 2005	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized 135,000 and 117,493 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	13,500	11,749
Series C Voting Preferred Stock, $0.10 par value 300,000 shares authorized none issued
Common Stock - $0.10 par value, 750,000,000 shares authorized, 15,670,122 and 14,232,048 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	15,669	14,232

Capital contributions in excess of par:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to Series B Preferred Stock voting	3,172,415	2,561,769
Attributed to Series C Preferred stock voting
Attributed to common stock	22,194,785	22,162,291
Preferred stock dividend payable
Deficit	(28,603,429)	(26,861,804)
Total Shareholders’ deficit	(3,181,918)	(2,086,621)
Total liabilities & shareholders’ deficit	$1,545,777	$1,123,991

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

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance. As of December 31, 2006, 810,000 shares have been designated for the Company’s three classes of preferred stock.

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
March 13, 2007                     /s/ Vlado P.   Hreljanovic
                               President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Vlado P. Hreljanovic	Chairman of the Board President, Chief Executive Officer (Principal Executive and Financial Officer)	March 13, 2007

/s/ Barry S. Huston	Director	March 13, 2007