Form 10QSB
period 2007-03-31
JUNIPER GROUP INC
filed 2007-05-21
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number 0-19170

[Missing Graphic Reference]

(Exact name of small business issuer as specified in its charter)

Nevada	11-2866771
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

20283 State Road, Suite 400, Boca Raton, Florida 33498

(Address of principal executive offices)

(561) 482-9327

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

As of May 15, 2007, 15,670,122 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements
JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007	December 31, 2006
Current Assets
Cash	$201,048	$202,772
Accounts Receivable - Trade (net of allowance)	455,640	616,282
Costs in Excess of Billings on Uncompleted Projects	38,291	59,159
Prepaid Expenses and Other Current Assets	129,369	87,494
Total Current Assets	824,348	965,707
Film Licenses	180,173	180,173
Property and Equipment, Net of Accumulated Depreciation of $1,346,746 and $1,120,170, respectively	397,829	399,897
Total Assets	$1,402,350	$1,545.777

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,604,662	$1,454,272
Notes Payable	210,000	96,000
Notes Payable and Capitalized Leases - Current Portion	114,002	139,587
Preferred Stock Dividend Payable	30,418	28,897
Due to Officer	354,164	305,000
Due to Shareholders & Related Parties	583,909	574,315
Total Current Liabilities	2,897,155	2,598,071
Notes Payable and Capitalized Leases, Less Current Portion	365,208	295,360
Derivative Liability Related to Convertible Debentures	1,451,160	1,529,211
Warrant Liability Related to Convertible Debentures	291,084	305,053
Total Liabilities	5,004,607	4,727,695
Shareholders’ Deficit
12% Non-Voting Convertible Redeemable Preferred Stock: $0.10 par value, 375,000 shares authorized, 25,357 issued and outstanding at March 31, 2007 and December 31, 2006: aggregate liquidation preference $50,714 at March 31, 2007 and December 31, 2006	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized, 135,000 and 135,000 issued and outstanding at March 31 2007 and December 31, 2006 respectively	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock, $0.10 par value 300,000 Shares authorized, none issued	-	-
Voting Convertible Series D Preferred Stock, $0.001 par value 6,500,000 shares authorized, none issued	-	-
Common Stock $0.001 par value, 750,000,000 shares authorized, 15,670,122 and 15,670,122 issued and outstanding at March 31, 2007and December 31, 2006, respectively	15,669	15,669
Capital contribution in excess of par:
Attributed to 12% Convertible Preferred Stock Non-Voting	22,606	22,606
Attributed to Series B Convertible Preferred Stock Voting	3,172,415	3,172,415
Attributed to Series C Convertible Preferred Stock Voting	-	-
Attributed to Series D Non-Convertible Preferred Stock Voting	-	-
Attributed to common stock	22,194,785	22,194,785
Deficit	(29,023,768)	(28,603,429)
Total Shareholders’ Deficit	(3,602,257)	(3,181,918)
Total Liabilities & Shareholders’ Deficit	$1,402,350	$1,545,777

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended March 31,
	2007	2006 (As restated)
Revenues	$758,054	$1,158,889

Operating Costs	564,415	901,259

Gross Profit	193,639	257,630

Operating Expenses:
Selling, General and Administrative Expenses	612,308	579,877
Interest Expense	31,230	57,891
Loss (Gain) adjustment of Derivative and Warrant Liabilities to fair value	(92,020)	(21,001)
Amortization of Debt Discount	60,938	45,753

Total Operating Expenses	612,456	662,520

Net (Loss)	(418,817	(404,890)

Preferred Stock Dividend	(1,522)	(1,521)
Net (Loss) available to Common Stockholders	(420,339)	(406,410)
Weighted average number of shares outstanding	15,670,122	14,389,748

Basic and diluted net income (loss) per common share	$(0.027)	(0.028)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended March 31,
	2007	2006 (As Restated)
Cash Flows from Operating Activities:
Net (Loss	$(418,817)	$(404,890)

Adjustments to reconcile Net (Loss) to net cash provided by (used in) operating activities:
Unrealized (Gain) on Derivative Liabilities	(92,020)	(21,001)
Depreciation and Amortization expense	33,653	36,559
Amortization of Debt Discount	-	68,385
Payment of Compensation to Employees’ and Consultants with Equity	-	(5,200)

Gain on Disposition of Assets	(15,796)
Changes in Operating Assets and Liabilities:
Accounts Receivable	160,644	187,908
Costs in Excess of Billings on Uncompleted Projects	20,867

Prepaid and Other Current Assets	(41,875)	45,838
Accounts Payable and Accrued Expenses	150,387	(278,837)
Net Cash (used for) Operating Activities	(202,957)	(371,238)

Investing Activities:
(Purchase) of Equipment	(51,700)	-

Proceeds from disposition of Fixed Assets	35,911	-
Payment for Acquisitions	-	(225,000)
Net cash (used for) Investing Activities	(15,789)	(225,000)

Financing Activities:
Payment of Borrowings	(32,896)	(18,908)
Payment from Borrowings	191,159	300,000
Proceeds from Borrowings from Officers and Shareholders	110,619	159,736
Payment of Borrowings from Officers and Shareholders	(51,860)	(100,900)
Net cash provided by Financing Activities	217,022	339,928

Net increase (decrease) in Cash	(1,724)	(256,310)
Cash at beginning of period	202,772	376,913
Cash at end of period	$201,048	$120,603

Supplemental Cash Flow Information:
Interest paid	3,270	5,491
Taxes paid	2,021	-

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

			Voting
	Non-Voting		Series B
	Preferred Stock		Preferred Stock		Common Stock
				Capital
		Capital		Contri-
	Par	Contributions	Par	butions in	Par	Contributions	Retained
	Value	In Excess	Value	Excess of	Value	In Excess	Earnings
	at $0.10	of Par	at $0.10	Par	at $0.001	of Par	Deficit	Total

December 31, 2006	$2,536	$22,606	$13,500	$3,172,415	$15,669	$22,194,785	$(28,603,429)	$(3,181,918)

Net (loss) for the three months ended March 31 , 2007	-	-	-	-	-	-	(420,339)	(420,339)

March 31, 2007	$2,536	$22,606	$13,500	$3,172,415	$15,669	$22,194,785	$(29,023,768)	$(3,602,257)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission“ ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have either been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc. (which together with its subsidiaries shall be referred to herein as the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2006, included in the Company's Annual Report on Form 10K.

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

1.
Broadband Installation and Wireless Infrastructure Services: The Company’s broadband installation and wireless infrastructure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s broadband installation and wireless infrastructure operations consist of wireless and cable broadband installation services on a regional basis by providing broadband connectivity services for wireless and cable service providers and during these interim periods, 100% of our revenues are derived from these operations.

2.
Film Distribution: The Company’s film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias (i.e. DVD, satellite, pay television and broadcast television) and during these interim periods no revenues are derived from these operations.

Broadband Installation and Wireless services:

The Company’s Broadband Installation and Wireless Infrastructure Services are conducted through Juniper Services, Inc. (“Services”), which was formed in the latter part of 2004. Services operates the Company’s wireless infrastructure services and cable broadband installation services on a regional basis. Its focus in 2007 and 2006 has been on the expansion of its wireless infrastructure services and support of broadband connectivity for residential and business environment under national and regional contracts with wireless service providers and equipment vendors. Its direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installation.

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

Revenue and Cost Recognition

In the Broadband Installation and Wireless Infrastructure Services, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with customer. Although the terms of its contracts vary considerably, most services are made on a cost- plus or time and materials basis. The Company completes most projects within six months. The Company recognizes revenue using the completed contract method. The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no. 101, "revenue recognition“ ("SAB 101"). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectibility is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

Accounts Receivable

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30- 60 days after issuance of the invoice, although some customers take up to 75 days to pay their balances. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. The Company does not accrue for interest on past due trade receivables. Trade receivables that are deemed uncollectible are written off.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the broadband installation and wireless infrastructure services, which accounts for all the revenue for the interim periods and are primarily subject to the financial condition of, and continued relationship with, the segment's largest customers. Certain of these customers are themselves construction companies and general contractors employed by the providers of telecommunications. As a result, the Company’s exposure to a particular customer may be far greater on a direct basis than described herein.

The Company had three major customers representing 65% of revenue for three months ending March 31, 2007. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had two sub-contractors in the first quarter of 2007 which represented 41% of the Company’s total subcontracting costs.

Property and Equipment

Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property or equipment retired are otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement. Depreciatiable life range from 3 to 5 years.

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

Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS) No. 13 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain for the three months ending March 31, 2007 and March 31, 2006 of approximately $92,000 and $21,000 respectively.

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

We have granted options to purchase common stock to some of our employees at prices equal to the market value of the stock on the dates the options were granted. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. We adopted SFAS No. 123R in the second quarter of fiscal 2006 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options or liability instrument as of the adoption date is expensed over the remaining vesting period. However there was no compensation expense for stock options calculated according to SFAS No. 123R in 2006 or 2007.

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

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standard. No 109 (SFAS 109), “Accounting for Income Taxes”, SFAS 109 requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Net Income per Common Share

The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2007 and 2006, net income per common share and net income per common share-assuming dilution are equal.

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

Reclassifications

Certain amounts in the 2006 financial statements were reclassified to conform to the 2007 presentation.

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” FSAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15m 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $26,598 and $61,442 at March 31, 2007, and December 31, 2006, respectively.

NOTE-3 - Property and Equipment

Depreciation expense for the quarter ending March 31, 2007 and December 31, 2006 was $ 33,653 and $159,112. At March 31, 2007 and December 31, 2006, property and equipment consisted of the following:

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Vehicles	$ 623,839	$ 613,268
Equipment	833,218	826,565
Leasehold improvements	53,296	53,936
Furniture & Fixtures	26,938	26,938
Total property and equipment	1,537,292	1,520,067
Accumulated depreciation	$(1,139,463)	$(1,120,170)

Property and equipment, net	$ 397,829	$ 399,897

NOTE-4- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at March 31 2007 and December 31, 2006

	March 31,	December 31,
Description	2007	2006
7% Convertible Notes maturing in 2007	$50,000	$50,000
Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	142,894	159,573
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $527,710)	286,316	225,374
	429,210	434,947
Less current portion	64,002	139,587
Long term portion	$365,208	$295,360

The Company currently has a bank line of credit of $200,000 of which it has used $160,000 as of March 31, 2007 at an interest rate of 7.75% with a maturity on November 2, 2008.

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

a.
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in Loss on adjustment of the derivative and warrant liability to fair value.

b.
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

c.
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

NOTE-5 - Income Taxes

As a result of losses incurred through December 31, 2006, the Company has net operating loss carry forwards of approximately $23,900,000.  The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in the future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE-6 - Shareholders' Equity

Stock-Based Compensation

Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123), which the Company adopted on December 15, 2005, prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

Options Granted

A summary of option transactions for the two years ended December 31, 2006, follows:

	Options	Weighted average option Price
Outstanding at December 31, 2004	875,000	$0.20
Granted	300,000	0.31
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2005	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2006	1,175,000	$0.23

Convertible Preferred Stock

The Articles of Incorporation of the Company authorized the issuance of 375,000 shares of 12% non voting convertible redeemable preferred stock at $.10 par value per share and up to 500,000 shares of “blank check” preferred stock, from time to time in one or more series. Such shares upon issuance will be subject to the limitations contained in the Articles of Incorporation and any limitations prescribed by law to establish and designate any such series and to fix the number of shares and the relative rights, voting rights and terms of redemption and liquidation preferences.

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock. In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5, 2007, 6.5 million shares were allocated to the Series D Preferred Stock. There were 2.69 million shares of blank check preferred remaining at March 31, 2007.

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of March 31, 2007, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2007, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at March 31, 2007, were $30,418. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the three months ended March 31, 2007.

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

Non-Convertible Series D Voting Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share. No shares of Series D Preferred Stock have been issued by the Company. Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes-per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock. The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance. As of March 31, 2007, 810,000 have been designated for the Company’s three classes of preferred stock.

Warrants

A summary of warrants outstanding at March 31, 2007

Warrants	Date Issued	Expiration Date	Price
4,375	4/2003	4/2008	$2.08
225,000	2/2004	2/2009	0.05
150,000	4/2004	4/2008	0.05
1,000,000	7/2004	7/2010	0.05	(a)
133,500	8/2004	8/2009	0.70
667,500	6/2004	6/2009	0.65
105,000	2/2005	2/2010	0.65
21,000	4/2005	4/2010	0.70
762,500	10/2005	10/2010	0.65
500,000	12/2005	12/2010	0.65
7,000,000	3/2006	3/2010	0.10
10,568,875

(a ) Represents Options for 400,000, 300,000 and 300,000 shares originally priced at $1.00, $0.75 and $0.65, respectively which were repriced to $0.05 in October, 2005.

NOTE 7-Related Parties

The Company’s subsidiary, Services, paid rent month to month in the first quarter of 2006 and Services entered into a sublease for its New York office from a company 100% owned by the Company’s President, currently at approximately $4,800 per month. The lease and Services sublease on this space expire on November 30, 2016. The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord.

The Company acquired distribution rights to two films from a company affiliated with the Company’s President, for a ten-year license period, which expires on June 5, 2008. The Company is obligated to pay such company’s producers’ fees at the contract rate. Such payments will be charged against earnings. During the first quarter of 2007, no payments were made to such company and no revenue was recognized from such films.

The Company’s principal shareholders and officers made loans to and payments on behalf of the Company and received payments from the Company from the time to time. The net outstanding balance due to the officers at Mach 31, 2007 and 2006, was approximately $354,000 and $102,000 respectively.

NOTE-8 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company that provides for his employment as President and Chief Executive Officer at an annual salary, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Mr. Hreljanovic's employment agreement has been extended for an additional year through April 30, 2008, subject to his final acceptance.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed from time to time to accept the issuance of shares of the Company’s common stock as part of his unpaid salary.

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations. The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of March 31, 2007, no shareholders have asserted any claims against the Company.

Going Concern

As shown in the accompanying financial statements, the Company’s revenue decreased to approximately $758,000 through the first quarter of 2007, from approximately $1,159,000 through the first quarter of 2006.

The Company is continuing to incur net losses and maintains a negative working capital. Net loss was approximately ($420,000) in the three months ended March 31, 2007, and approximately ($406,000) in the three months ended March 31, 2006. Working capital deficit approximately ($2,073,000) at March 31, 2007.

The fact that the Company continued to sustain losses in 2007, has negative working capital at March 31, 2007 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company’s ability to continue as a going concern. The Company has developed a plan and has improved cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company’s plan for expanding operations, see the discussion within Item 2. - Management’s Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management’s plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $300,000 in 2006, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

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

The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2007 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or scale back operations and reduce its staff, which would have a direct impact on its presence with its customers, as well as its inability to service new contracted arrangements with the wireless providers.

Leases

The Company subleases the New York office from Entertainment Financing Inc. (“EFI), an entity 100% owned by our Chief Executive Officer. The master lease and the Company’s sublease on this space expire on November 30. 2016. EFI has agreed that for the term of the sublease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. Rent due under the lease with EFI is as follows:

Year	Amount

2007	$54,580
2008	56,353
2009	58,185
2010	60,076
2011	62,028
Thereafter	$335,477

The company has various equipment leases expiring through April 2009.  Minimum future lease payments for these leases are as follows:

Year	Amount
2007	$87,296
2008	54,356
2009	15,705
2010	8,837

NOTE 9 -Restatement

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

However, as also discussed above, the Company further determined that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of the 8% Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the callable secured convertible notes payable (included in the liabilities as a “derivative liability”) and show the changes in the value of these embedded derivative liabilities as a component of its consolidated net income (loss). As a result, a subsequent restatement of the Company’s financial statements was required to reflect this change.

NOTE 10- Subsequent Events

On May 1, 2007, the Company settled the previously disclosed lawsuit against us by Terry Klein that was pending in Supreme Court of State of New York, County of New York. Although we believe that we had strong defenses to Ms. Klein’s claim, we made a business judgment to settle the matter to avoid additional legal fees and expenses, to avoid further significant imposition on valuable time of our CEO and eliminate the uncertainties involved in litigation. In accordance with the settlement agreement, we are to pay Ms. Klein $25,000 by May 16, 2007, an additional $25,000 by May 31, 2007 and approximately $7,000.00 per month for 36 months thereafter.

On May 11, 2007, the Company’s Registration Statement Form SB-2 (file #333-131730) had been declared effective.

On May 15, 2007, the Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which Certificate the Company authorized for issuance 6,500,000 shares of Series D Preferred Stock shall have the right to vote together with the holders of the Company’s Common Stock, on a 60-votes-per-share basis (and notes a separate class), on all matters presented to the holders of the Common Stock. The holders of the Series D Preferred Stock shall have no right to convert their shares into Common Stock of the Company. 6,500,000 shares Series D Preferred Stock has been issued to the Company’s President.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2006 Annual Report on Form 10-KSB included in the Registration Statement on Form SB-2 (file #333-131730) which include forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Statements contained in this document, as well as some statements by the Company in periodic press releases and oral statements of Company officials during presentations about the Company constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act). The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, it directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this report are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Such factors as:

- continued historical lack of profitable operations;
- working capital deficit;
- the ongoing need to raise additional capital to fund operations and growth on a timely basis;
   - the success of the expansion into the broadband installation and wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;
- most of the Company’s revenue is derived from a selected number of customers;
- the ability to develop long-lasting relationships with our customers and attract new customers;
- the competitive environment within the industries in which the Company operates;
- the ability to attract and retain qualified personnel, particularly the Company’s CEO;
- the effect on our financial condition of delays in payments received from third parties;
- the ability to manage a new business with limited management;
- rapid technological changes; and
- other factors set forth in our other filings with the Securities and Exchange Commission.

KEY FACTORS AFFECTING OR POTENTIALLY AFFECTING RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2005, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain for the three months ended March 31, 2007 and December 31, 2006 of approximately $92,000 and $21,000, respectively.

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

OVERVIEW

Juniper Group, Inc. is a holding company and its business has been composed of two segments (1) broadband installation and wireless infrastructure services and (2) film distribution services. Currently, film distribution services consist of a financially significant portion of our operations. The Company operates fro Boca Raton, FL office and conducts its business indirectly through its wholly-owned subsidiaries.

The Company’s current operating focus is through the broadband installation and wireless infrastructure services in supporting the growth of its operations by increasing revenue and managing costs. These services are conducted through Juniper Services, Inc. (“Services”), which is a wholly owned subsidiary, of Juniper Entertainment, Inc. (“JEI”), which is a wholly owned subsidiary of the Company.

Management’s strategic focus is to support the growth of its operations by increasing revenue and revenue streams, managing costs and creating earnings growth. The Company has, and will continue, to seek strategic acquisitions to guarantee its growth in the broadband and wireless infrastructure business.

Film Distribution Services: The film distribution services is conducted through Juniper Pictures, Inc (“Pictures “), a wholly owned subsidiary of Juniper Entertainment, Inc. (“JEI“), a wholly owned subsidiary of the Company.

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

The Company believes the demand for broadband installation and wireless infrastructure services will increase substantially in the wireless broadband segment during 2007 through the continued support of the cellular market and through a robust wireless industry. Services has deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its clients “speed to market” needs. Predominantly, this increased workload has been subcontracted out in order to protect cash flow.

Through its marketing program, the Company is exploring new opportunities in its wireless infrastructure and broadband service business. The Company will seek to achieve a greater more diversified balance in its business base among the various competing segments of rapidly expanding wireless Providers and as well as for Broadband equipment and system vendors. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company will choose to concentrate its efforts in 2007 on assuring the implementation of its services to its key national providers on a national platform. The Company believes that this trend for outsourcing in the deployment and support for wireless and broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, the Company believes that its prospects for the expansion of its broadband installation and wireless Infrastructure services are strong for 2007. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services’ opportunity to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by a number of factors:

(i)  These include its ability to financially support the national agreements entered into and to finance continuing growth and fund technician recruitment, training and payroll, as well as the financing of operating cash flow requirements from expansion of its high quality technician services to the wireless infrastructure and broadband providers in order to meet the demand for its services. This will require additional financing on a timely basis.

(ii)  To maximize capital availability for potential new services being developed by providers in the broadband and wireless market, the Company evaluates opportunities for services to its customer based on capital investment requirements, the potential profit margin, and the customer’s payment practices.

(iii)  Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables and helping cash flow, the issues that rank high on evaluating new business opportunities are the customer’s accounts receivable payments and the Company’s derived gross profit margins. The Company continues to evaluate new business opportunities with respect to their receivables and payment practices

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Vs. Three Months Ended March 31, 2006.

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses. The main operations of the Company are the broadband installation and wireless infrastructure services segment. The film operations are insignificant and are included in the discussion of general corporate activity which includes the effect of the Company’s debt service, litigation and other corporate matters.

NET INCOME (LOSS)

Net loss available to common stockholders was approximately $(420,000), or $(0.27) per share on revenue of approximately $758,000 for the three month period ended March 31, 2007 compared with net loss of $406,000, or $(0.028) per share on revenue of approximately $1,159,000 for the three month period ended March 31, 2006. This represents a 38% decrease in revenue and a 9% increase in net losses.

BROADBAND INSTALLATION AND WIRELESS INFRASTRUCTURE SERVICES

REVENUES

The broadband installation and wireless infrastructure services generated revenues of approximately $700,000 for the three month period ended March 31, 2007 compared to approximately $1,150,000 for the three month ended March 31, 2006, a decrease of approximately 35%. The decrease in revenue was attributable to several factors, including adverse weather conditions in the current period as opposed to last year, a significant reduction in construction by major customers such as Cingular and a generally slower economic environment.

OPERATING COSTS

The broadband installation and wireless infrastructure incurred operating costs of approximately $579,000 (76% of revenue) for the three month period ended March 31, 2007, compared to approximately $917,000 (79% of revenue) for the three month ended March 31, 2006, a decrease of approximately $338,000, and a reduction as a percentage of revenue.

GROSS PROFIT

The Company’s gross profit margin for the three month ended March 31, 2007 was approximately $179,000 representing 24% of revenue, compared to approximately $248,000 gross profit margin for the three month ended March 31, 2006 representing 21% of revenue, an improvement of 3%.

Selling and General Administrative Costs

Selling, general and administrative expenses increased from approximately $156,000 for the three month ended March 31, 2006 to approximately $368,000 for the three month ended March 31, 2007 a 135% decrease. However, the selling, general and administrative as a percentage increased from 47% of revenue for the three month ended March 31, 2006 to 43% of revenue for the three month ended March 31, 2007. The Company shall continue to monitor its’ SG&A costs as a percentage of revenue. This decrease in selling, general and administrative expense is primarily due to increases in payroll related costs as a result of expansion of sales and project management staffing.

HOLDING COMPANY (JUNIPER GROUP)

Operating Expense

The Holding Company does not have any significant income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses. Operating expenses for the three months ended March 31, 2007 were approximately $294,000 compared to $661,000 for the three months ended March 31, 2006, a decrease of $367, 000 or 56%. The decrease was due mainly to the reduction of general and administrative expenses incurred in 2006 with the wind down of the Company’s services to wireless and cable companies in residential and business subscribers.

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock. The gain on derivative securities for the three months ended March 31, 2007 was approximately $92,000 compared with a gain of $21,000 for the three months ended March 31, 2006. The amortization of the Company’s primary debt instrument amounted to approximately $61,000 for the three months ended March 31, 2007, compared with $46,000 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had a working capital deficit of approximately ($2,073,000), compared to a working capital deficit of approximately ($1,632,000) at December 31, 2006. The ratio of current assets to current liabilities was 0.2845:1 at March 31, 2007, and 0.30:1 at December 31, 2006. Cash flow used for operations during the three months ended March 31, 2007 was $209,957,

We have incurred losses in the last several years and have funded our operations primarily from the sale of securities in private transactions. We plan to grow the wireless broadband service business and to invest the predominant portion of available resources in the effort. Subject to our ability to continue to fund our operations through the sale of securities in private transactions, we will begin to increase our wireless broadband services.

We are seeking to arrange addition capital financing to support these new wireless broadband service opportunities. There can be no assurances that we will successfully arrange this additional financing or that the anticipated additional business opportunities will be successfully implemented or supported.

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

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $200,000, through the sale of 7% Convertible Debentures, $500,000 through the sale of 8% Callable Secured Convertible

Debentures and $325,000 through Security Purchase Agreement for working capital, capital purchases and for the payment of debt to date. The Company has recently completed a registration statement of its shares and hopes to raise additional capital. Our operations during the three months ended March 31, 2007 were funded internally. Among the obligations that the Company has not had sufficient cash are to pay its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

Our operation during the first three months of 2006 were funded by the sale of convertible total

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

We currently have a bankline of credit promissory note due March 21, 2008 of $200,250 of which the Company has used $160,000 at an interest rate of 7.75%.

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

There has been no material changes with regard to the risk factors previously disclosed in our recent Annual Report on Form 10KSB.

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

Date: May 21, 2007

By: /s/ Vlado P. Hreljanovic
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer