Form 10QSB/A
period 2007-06-30
JUNIPER GROUP INC
filed 2007-08-20
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of  August  15, 2007, 30,646,421 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART I - FINANCIAL STATEMENTS                                                                                                                                                                    PAGES

ITEM	1	Financial Statements

		Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	2
		Consolidated Statements of Operations for the Three Month Period Ended June 30, 2007 (unaudited) and 2006 (unaudited -as restated)	3
		Consolidated Statement of Operations for the Six Month Period Ended June 30, 2007 (unaudited) and 2006 (unaudited-as restated).	4
		Consolidated Statements of Cash Flows for the Three Month Period Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited-as restated).	5
		Consolidated Statement of Shareholders' Equity for the Six Month Period Ended June 30, 2007 (unaudited)	6
		Notes to Financial Statements	7
ITEM	2	Management Discussion and Analysis and Plan of Operation	18
ITEM	3	Controls and Procedures	27

		PART II - OTHER INFORMATION

ITEM	1	Legal Proceedings	27
ITEM	2	Unregistered Sales of Equity Securities and Use of Proceeds	27
ITEM	3	Default Upon Senior Securities	27
ITEM	4	Submission of Matters to a Vote of Security Holders	27
ITEM	5	Other Information	27
ITEM	6	Exhibits	28
		Signatures	29

PART 1—FINANCIAL INFORMATION

ITEM 1: Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2007 ( Unaudited)	December 31, 2006 ( Audited )
Current Assets
Cash	$37,094	$202,772
Accounts Receivable - Trade (net of allowance).	214,994	616,282
Costs in Excess of Billings on Uncompleted Projects....	14,450	59,159
Prepaid Expenses and Other Current Assets...	133,572	87,494
Total Current Assets	400,100	965,707
Film Licenses	164,883	180,173
Property and Equipment, Net of Accumulated Depreciation of $1,170,784 and $580,974, respectively.	366,508	399,897
Total Assets.	$931,501	$1,545,777

LIABILITIES AND SHAREHOLDER’S DEFICIT
Accounts Payable and Accrued Expenses..	$1,513,219	$1,454,272
Notes Payable.	412,826	96,000
Notes Payable and Capitalized Leases – Current Portion.....	192,516	139,587
Preferred Stock Dividend Payable	31,940	28,897
Due to Officer.	330,525	305,000
Due to Shareholders & Related Parties........	598,879	574,315
Total Current Liabilities.	3,079,905	2,598,071
Notes Payable and Capitalized Leases, Less Current Portion.......	617,510	295,360
Derivative Liability Related to Convertible Debentures	(168,057)	1,529,211
Warrant Liability Related to Convertible Debentures.	67,593	305,053
Total Liabilities.	3,596,951	4,727,695

Shareholders’ Deficit
12% Non-Voting Convertible Redeemable Preferred Stock: $0.10 par value, 375,000 shares authorized, 25,357 issued and outstanding at June 30, 2007 and December 31, 2006: aggregate liquidation preference $50,714 at June 30, 2007 and December 31, 2006.......................................................................................................................................	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized, 135,000 and 135,000 issued and outstanding at June 30, 2007 and December 31, 2006 respectively...........................................................................................	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock, $0.10 par value 300,000 Shares authorized, issued None	-	-
Voting Series D Preferred Stock, $0.001 par value 6,500,000 shares authorized issued and outstanding at June 30, 2007 and none issued as of December 31, 2006, respectively............................................................................................................................	6,500	-
Common Stock $0.001 par value, 750,000,000 shares authorized, 18,576,196 and 15,670,122 issued and outstanding at June 30, 2007 and December 31, 2006, respectively............................................................................................................................	18,576	15,670
    Capital contribution in excess of par:
        Attributed to 12% Convertible Preferred Stock Non-Voting...............................................
         Attributed to Series B Convertible Preferred Stock Voting.................................................
        Attributed to Series C Convertible Preferred Stock Voting.................................................
	22,606 3,172,415 -	22,606 3,172,415 -
Attributed to common stock.................................................................................................	22,213,449	22,194,785
Deficit............................................................................................................................................	(28,115,030)	(28,603,429)
Total Shareholders’ Deficit.............................................................................................	(2,665,450)	(3,181,918)
Total Liabilities & Shareholders’ Deficit......................................................................................	$931,501	$1,545,777

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months ended June 30,
	2007 _________		2006 As Restated
Revenue:
Broadband Installation and Wireless Infrastructure Services.	$324,155		$1,214,435
Film Distribution Services	21,000		-
	_________		__________
Total Revenue	345,155		1,214,435

Operating Costs:
Broadband Installation and Wireless Infrastructure Services	376,149		785,490
Film Distribution Services.....	8,000		______-___
Total Cost of Revenue.....	384,149		785,490

Gross Profit	(38,994)		428,945

Selling, General and Administrative Expenses..	933,820		550,649
Film Licenses Re-Evaluation ....	-		-
Interest Expense.....	42,598		61,674
Loss on Disposition of Assets....	(1,671)		-
(Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair
Value............................	(2,255,096)		4,530,336
Amortization of Debt Discount.....	14,207		_72,827
Total Operating Expenses	(1,266,142)		5,215,486

Net Income (Loss)..........	1,214,148		(4,786,541)
Preferred Stock Dividend	(1,521)		(1,521)
Net Income (Loss) Available to Common Stockholders....	$1,225,627		$(4,788,062)

Weighted Average Number of Shares Outstanding.......	15,886,623		14,547,448

Basic and Diluted Net Income (Loss) per Common Share..	$0.08	$	(0.33)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statement

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months ended June 30,
	2007 ___________	2006 As Restated
Revenue:
Broadband Installation and Wireless Infrastructure Services.	$1,082,209	$2,373,324
Film Distribution Services...	21,000	_____-
Total Revenue......	1,103,209	2,373,324

Operating Costs:
Broadband Installation and Wireless Infrastructure Services.	940,564	1,686,749
Film Distribution Services Total Cost of Revenue......	8,000 948,564	_-____ 1,686,749

Gross Profit......	154,645	686,575

Selling, General and Administrative Expenses..	1,546,128	1,130,526
Film License Re-Evaluation.........	6,890	-
Settlement Expense............	310,000	-
Interest Expense...........	73,828	119,565
Loss on Disposition of Assets...	(1,671)	-
Amortization of Debt Discount.....	75,145	121,559
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value................	(2,347,116)	4,509,336
Total Operating Expenses	(336,796)	5,880,986

Net Income (Loss)...............................................................................................	491,442	(5,194,411)

Preferred Stock Dividend........	(3,043)	3,042)

Net Income (Loss) Available to Common Stockholders..	488,399	(5,197,453)

Weighted Average Number of Shares Outstanding.....	15,778,970	14,389,748

Basic and Diluted Net Income (Loss) per Common Share.....	$0.03	$(0.36)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statement

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIE
CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)
	Six Months ended June 30,
	2007 _____________	2006 (As Restated)
Cash Flows from Operating Activities:
Net (Loss).............................................................................................................................................	$488,399	$(5,194,411)

Adjustments to reconcile Net (Loss) to net cash provided by (used in) operating activities:
Unrealized (Gain) on Derivative Liabilities....................................................................................	(2,347,116)	4,509,336
Depreciation and Amortization expense..........................................................................................	64,973	82,095
Amortization of Debt Discount........................................................................................................	75,145	186,560
Amortization of Film Licenses........................................................................................................	8,399
Provision for Bad Debt....................................................................................................................	1,200	30,047
Settlement Expense..........................................................................................................................	310,000	-
Payment of Compensation to Employees’ and Consultants with Equity.........................................	-	(5,200)

Gain on Disposition of Assets..........................................................................................................	(15,796)	-
Revaluation of Film Licenses..........................................................................................................	6,891	-
Changes in Operating Assets and Liabilities:
Accounts Receivable........................................................................................................................	400,088	90,058
Costs in Excess of Billings on Uncompleted Projects ....................................................................	44,709

Prepaid and Other Current Assets....................................................................................................	(46,078)	26,289
Accounts Payable and Accrued Expenses........................................................................................	58,946	(142,218)
Notes Payable...................................................................................................................................	316,826	-
Due to Officers and Shareholders....................................................................................................	50,089	-
Preferred Stock Dividend.................................................................................................................	3,043
Net Cash (used for) Operating Activities.........................................................................................	(580,282)	(417,444)

Investing Activities:
(Purchase) of Equipment..................................................................................................................	(51,700)	-
Payment for acquisition……………………………………………………………………………	-	(225,000)
Fixed Assets Addition.......................................................................................................................	35,911	______(65,021)
Net cash (used for) Investing Activities...........................................................................................	(15,789)	_____(290,021)

Financing Activities:
Payment of Borrowings....................................................................................................................	(62,861)	(41,392)
Proceeds from Borrowings...............................................................................................................	493,254	399,172
Proceeds from Borrowings from Officers and Shareholders..........................................................	-	256,698
Payment of Borrowings from Officers and Shareholders................................................................	-	_____(197,947)
Net cash provided by Financing Activities......................................................................................	430,393	416,531

Net increase (decrease) in Cash	(165,678)	(290,934)
Cash at beginning of period.............................................................................................................	202,772	376,913
Cash at end of period........................................................................................................................	$37,094	$85,979

Supplemental Cash Flow Information:.............................................................................................
Interest paid......................................................................................................................................	$ 12,163	12,711

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Voting
	Series B
	Preferred Stock		Common Stock
				Capital
		Capital		Contri-
	Par	Contribu-tions	Par	butions in	Par	Par	Contribu-tions	Retained
	Value	In Excess	Value	Excess of	Value	Value	In Excess	Earnings
	at $0.10 ______	of Par ________	at $0.10 ______	Par _________	At $0.001	at $0.001	of Par ________	Deficit	Total

December 31, 2006	$2,536	$22,606	$13,500	$3,172,415		$15,669	$22,194,785	$(28,603,429)	$(3,181,918)

Conversion of Convertible Notes						2,907	18,664		21,571

Preferred Stock Issued					6,500				6,500

Net (loss) for the six months ended June 30 , 2007	__ ____	________	_______	_________	_______	______	__________	488,399	488,399

June 30, 2007	__$2,536	$22,606	$13,500	$3,172,415	$ _6,500	$18,576	$22,213,449	$(28,115,030)	$(2,665,450)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Sumary Of Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission“ ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have either been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc.(which together with its subsidiaries shall be referred to herein as the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2006, included in the Company's n Form 10-KSB filed with the SEC.

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

1.
Broadband Installation and Wireless Infrastructure Services: The Company’s broadband installation and wireless infrastructure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s broadband installation and wireless infrastructure operations consist of wireless and cable broadband installation services on a regional basis by providing broadband connectivity services for wireless and cable service providers and over 98% of our revenues are derived from these operations.

2.
Film Distribution: The Company’s film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias (i.e. DVD, satellite, pay television and broadcast television) and less than 2% of our revenues are derived  from these operations.

Broadband Installation and Wireless services:

The Company’s Broadband Installation and Wireless Infrastructure Services are conducted through Juniper Services, Inc. (“Services”).  Services operates the Company’s wireless infrastructure services and cable broadband installation services on a regional basis. As a wireless communications contractor, our focus in 2007 has been on the expansion of its wireless infrastructure services under national and regional contracts with wireless service providers and equipment vendors. Its direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installation.

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

The Company had four major customers representing 77% of revenue for six months ending June 30, 2007. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had four sub-contractors in the second quarter of 2007 which represented 71% of the Company’s total subcontracting costs.

Property and Equipment

Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired are otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.  Depreciable life range from 3 to 5 years.

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

Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS) No. 13 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2006, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain for the three months ending June 30, 2007of approximately $2.3 million and an expense for the three months ended June 30, 2006 of approximately $4.5 million.

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

Intangible assets at June 30, 2007 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

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

NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $29,500 and $61,400 at June 30, 2007, and December 31, 2006, respectively.

NOTE-3 - Property and Equipment

Depreciation expense for the quarter ending June 30, 2007 and December 31, 2006 was $64,974 and $159,112. At June 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Vehicles........................................	$623,839	$613,268
Equipment.....................................	833,218	826,565
Leasehold improvements..............	53,296	53,936
Furniture & Fixtures…………….	26,938	26,938
Total property and equipment.......	1,537,292	1,520,067
Accumulated depreciation............	$1,170,784	$(1,120,170)

Property and equipment, net	$ 366,508	$399,897

NOTE-4- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at June 30 2007 and December 31, 2006

Description	June 30, ___2007___	December 31, ___2006___
Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$133,463	$159,573
Note Due 2010	260,000	-
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $(909,950)	366,563	225,374
	760,026	434,947
Less current portion	55,852	139,587
Long term portion	$617,510	$295,360

The Company currently has a bank line of credit of $300,000 of which it has used $277,592 as of June 30, 2007 at an interest rate of 7.75% with a maturity on June 6, 2008.

A 7% Convertible Note matured in 2007 and is currently classified in Notes Payable as terms for an extension are currently being negotiated.

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including a Note Payable due 2010 with payments of approximately  $7,200 due monthly.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock and on March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock. The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. We currently have $1,300,000 callable secured convertible notes outstanding, In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

NOTE-6 - Shareholders' Equity

Stock-Based Compensation

Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123), which the Company adopted on December 15, 2005, prescribes the recognition of compensation expense based on the fair value of options on the grant date.

Options Granted

A summary of option transactions for the period from December 31, 2005 to June 30, 2007.

	Options	Weighted average option Price
Outstanding at December 31, 2005	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2006	1,175,000	$0.23
Granted	-	-
Exercised
Returned/Expired	(300,000)	$0.31
Outstanding at June 30, 2007	875,000	0.20

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

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock.  In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5, 2007, 6.5 million shares were allocated to the Series D Preferred Stock.  There were 2.69 million shares of blank check preferred remaining at June 30, 2007.

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of June 30, 2007, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2007, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at June 30, 2007, were $31,940. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the six months ended June 30, 2007.

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

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance.  As of  June 30, 2007, 7,310,000 have been designated for the Company’s three classes of preferred stock.

Warrants

A summary of warrants outstanding at June 30, 2007

Warrants	Date Issued	Expiration Date	Price
4,375	4/2003	4/2008	$2.08
225,000	2/2004	2/2009	0.05
150,000	4/2004	4/2008	0.05
1,000,000	7/2004	7/2010	0.05	(a)
133,500	8/2004	8/2009	0.70
667,500	6/2004	6/2009	0.65
105,000	2/2005	2/2010	0.65
21,000	4/2005	4/2010	0.70
762,500	10/2005	10/2010	0.65
500,000	12/2005	12/2010	0.13
7,000,000	3/2006	3/2011	0.10
__500,000	5/2007	5/2012	0.13
11,068,875

(a ) Represents Options for 400,000, 300,000 and 300,000 shares originally priced at $1.00, $0.75 and $0.65, respectively which were repriced to $0.05 in October, 2005.

NOTE 7-Related Parties

The Company’s subsidiary, Services, paid rent month to month in the first quarter of 2006 and Services entered into a sublease for its New York office from a company 100% owned by the Company’s President, currently at approximately $5,000 per month.  The lease and Services sublease on this space expire on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord.

The Company acquired distribution rights to two films from a company affiliated with the Company’s President, for a ten-year license period, which expires on June 5, 2008.  The Company is obligated to pay such company’s producers’ fees at the contract rate.  Such payments will be charged against earnings.  During the first six months of 2007, no payments were made to such company and no revenue was recognized from such films.

The Company’s principal shareholders and officers made loans to and payments on behalf of the Company and received payments from the Company from the time to time.  The net outstanding balance due to the officers at June 30, 2007 and 2006, was approximately $336,525 and $171,101, respectively.

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

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations.  The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of June 30, 2007, no shareholders have asserted any claims against the Company.

Going Concern

As shown in the accompanying financial statements, the Company’s revenue decreased to approximately $1,082,000 through the second quarter of 2007, from approximately $2,373,300 through the second quarter of 2006.

The Company is continuing to incur net losses and maintains a negative working capital. While there was net income for the six months ended June 30, 2007, excluding the gain on the fair market valuation adjustment of derivative liabilities, the Company incurred a loss of approximately $2,010,000 in the six months ended June 30, 2007, and approximately ($566,600) in the six months ended June 30, 2006. Working capital deficit approximately ($2,593,100) at June 30, 2007.

The fact that the Company continued to sustain losses in 2007, has negative working capital at June 30, 2007 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company’s ability to continue as a going concern. The Company has developed a plan and has improved cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company’s plan for expanding operations, see the discussion within Item 2. - Management’s Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management’s plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $300,000 in 2006 and $500,000 in 2007, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchase and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2007. We have received all planned rounds of financing. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

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

Year	Amount

2007	$54,580
2008	56,353
2009	58,185
2010	60,076
2011	_62,028
Thereafter	335,477
Total	626,699

The company has various equipment leases expiring through April 2009.  Minimum future lease payments for these leases are as follows:

Year	Amount
2007	$87,296
2008	54,356
2009	15,705
2010	8,837

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

Key Factors Affecting Or Potentially Affecting Results Of Operations And Financial Conditions

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2006, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain (loss)  for the six months ended June 30, 2007 and December 31, 2006 of approximately $2,347,000 and $(72,000),  respectively.

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

On June 15, 2007, The Company, through its subsidiaries, commenced a lawsuit against Michael Calderhead and James Calderhead, disloyal former employees, in the United States District Court for the Eastern District of New York (Case No. 07-CV-2413).  The complaint asserts claims against the Calderheads for breaches of a stock exchange agreement, breaches of an employment agreement, and breaches of fiduciary duties owed to Juniper and its wholly-owned affiliate New Wave Communications, Inc. (“New Wave”).  Juniper seeks preliminary and permanent injunctions restraining the Calderheads from, among other things, competing with Juniper and New Wave, as well as compensatory damages in the amount believed to be  $10,000,000 and punitive damages and exceptional damages, in the amount of $5,000,000 and attorneys fees, costs and expenses.  On June 22, 2007, the Court granted a temporary restraining order against the Calderheads.  On July 9, 2007, Juniper’s motion for preliminary injunctive relief was heard before the Hon. A. Kathleen Tomlinson, U.S.M.J.   On August 17, 2007 Magistrate Tomlinson rendered a Report and Recommendations that a preliminary injunction should be issued enjoining Michael Calderhead from disclosing any of the trade secrets or confidential information of Juniper/ New Wave,  and from soliciting directly or indirectly any of Jupiter/ New Wave's exisiting customers.  Magistrate Tomlinson also recommended that Jupiter's motion for expedited discovery be granted.

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

The communication industry experienced a downturn that resulted in reduced capital expenditures for infrastructure projects.  Although our strategy is to increase the percentage of our business derived from large, financially stable customers in the communication industries, these customers may not continue to fund capital expenditures for infrastructure projects.  Even if they do continue to fund projects, we may not be able to increase our share of business due to the alleged interference initiated of  James and Michael  Calderhead.

Overview

Juniper Group, Inc. is a holding company and its business has been composed of two segments (1) broadband installation and wireless infrastructure services and (2) film distribution services.  Currently, film distribution services consist of a financially insignificant portion of our operations.  The Company operates from Boca Raton, FL office and conducts its business indirectly through its wholly-owned subsidiaries.

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

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted through Services. Services operates the Company’s wireless broadband and wireless installation services on a regional basis. Its focus in 2007 has been on the expansion of its wireless infrastructure services and support of broadband connectivity for residential and business environments under regional contracts with wireless service providers and equipment vendors. Its direction is to support the demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. (“New Wave“), making it a wholly owned subsidiary of Services

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company services wireless providers primarily in Eastern Illinois, all of Indiana, and Western Ohio, but is capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and Bechtel.  The acquisition of New Wave has added a new dimension to the fundamentals of Juniper Services.

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

The Company has experienced a dramatic reduction in revenue during the second quarter 2007, largely attributable  to the actions of Michael and James Calderhead, disloyal former employees, in breach of various contractual and fiduciary duties owed to the Company, including alleged business interference and employee theft.  Management has taken the following corrective actions to improve the operating performance of the wireless infrastructure services:

1.
Commenced a lawsuit against the Calderhead’s seeking  injunctions restraining the Calderheads from, among other things, competing with the Company and its subsidiaries, as well as compensatory and punitive damages.

2.           Hired new management team.

3.           Re-organized management’s responsibilities.

4.           Aligned labor costs with market conditions.

5.           Evaluated geographic footprint and customer need with customer contracts and industry slow down.

The Company still believes the demand for broadband installation and wireless infrastructure services will increase in the wireless broadband segment during the second half of 2007 through the continued support of the cellular market and through a robust wireless industry. Services has deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its clients needs.

Through its marketing program, the Company is exploring new opportunities in its wireless infrastructure and broadband service business. The Company will seek to achieve a greater more diversified balance in its business base among the various competing segments of rapidly expanding wireless Providers.  The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company will choose to concentrate its efforts in the second half of 2007 on assuring the implementation of its services to its key national providers on a national platform. The Company believes that this trend for outsourcing in the deployment and support for wireless and broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement this year, the Company believes that its prospects for the expansion of its wireless Infrastructure services are good for 2007. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services’ opportunity to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by a number of factors:

(i)                 These include its ability to financially support the national agreements entered into and to finance continuing growth and fund technician recruitment, training and payroll, as well as the financing of operating cash flow requirements  to meet the demand for its services. This will require additional financing on a timely basis.

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

Three Months Ended June 30, 2007 Vs. Three Months Ended June 30, 2006.

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

During the three month period ended June 30, 2007, Juniper Pictures generated $21,000 of revenue.  Certain of our films that generate revenue when contracts were signed and are still under license and are currently being aired by licenses.

NET INCOME (LOSS)

Net income available to common stockholders was approximately $1,226,000, or $.08 per share on revenue of approximately $345,000 for the three month period ended June 30, 2007 compared with net loss of $4,788,000, or $(0.33) per share on revenue of approximately $1,214,400 for the three month period ended June 30, 2006. This represents a 73% decrease in revenue and a 124% swing in net income.

Broadband Installation And Wireless Infrastructure Services

Revenues

The broadband installation and wireless infrastructure services generated revenues of approximately $345,000 for the three month period ended June 30, 2007 compared to approximately $1,214,000 for the three month ended June 30, 2006, a decrease of approximately 73%. The decrease in revenue was attributable to several factors including the alleged actions of Michael Calderhead and James Calderhead,  disloyal former employees in breach of various contractual and fiduciary duties owed to the Company and a reduction in construction activity by major customers such as Cingular and a generally slower economic environment.

Operating Costs

The broadband installation and wireless infrastructure incurred operating costs of approximately $376,000 (116% of revenue) for the three month period ended June 30, 2007, compared to approximately $785,500 (85% of revenue) for the three month ended June 30, 2006, a decrease of approximately $409,000, and a reduction of 52% of revenue.

Gross Profit

The Company’s gross profit margin for the three month ended June 30, 2007 was approximately a negative $39,000 representing 109% of revenue, compared to approximately $428,900 gross profit margin for the three month ended June 30, 2006 representing 35% of revenue.  The poor gross profit results arose from the inability of the Company to completely absorb its fixed cost in the three months ended June 30, 2007.

Selling and General Administrative Costs

Selling, general and administrative expenses increased from approximately $550,600 for the three month ended June 30, 2006 to approximately $934,000 for the three month ended June 30, 2007 a 70% decrease. However, the selling, general and administrative as a percentage increased from 45% of revenue for the three month ended June 30, 2006 to 271% of revenue for the three month ended June 30, 2007. The Company shall continue to monitor its’ SG&A costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to changes in payroll related costs as a result of actions of disloyal former employees (see section on litigation).

Six Months Ended June 30, 2007 vs. June 30, 2006

Net Income (Loss)

Net income available to common stockholders was approximately $488,000 or $.03 per diluted net loss per share on revenue of approximately $1,103,000 for the six months ended June 30, 2007 compared with net loss of approximately $5,197,000 or $(0.36) per diluted net loss per share on revenue of approximately $2,373,300 for the six months ended June 30,2006.

Revenues

The broadband installation and wireless infrastructure services recognized revenue of approximately $1,082,000 for the six month period ended June 30, 2007 compared  to approximately $2,373,300 for the six months ended June 30, 2006, a decrease of approximately 54%.

Operating Costs

The broadband installation and wireless infrastructure services incurred operating costs of approximately $941,000 (87%  of revenue) for the six month period ended June 30, 2007, compared to approximately $1,686,700 (67% of revenue) for the six months ended June 30, 2006, a decrease of 44%.

Gross Profit

The Company’s gross profit margin for the six months ended June 30, 2007 was approximately $154,600 representing 14% of revenue, compared to approximately $686,600 gross profit margin for the six months ended June 30, 2006, representing 29% of revenue.

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,130,500 for the six moths ended June 30, 2006 to $1,546,000 for the six months ended June 30, 2007, representing a 37% increase.  However, the selling, general and administrative as a percentage increased from 47% of revenue for the six months ended June 30, 2006 to 140% of revenue ended June 30, 2007.  The Company shall continue to monitor its’ SGA costs as a percentage of revenue.  This increase in selling, general and administrative expense is primarily due to increase in salary expense, consultants and legal fees.

Holding Company (Juniper Group)

Operating Expense

The Holding Company does not have any significant income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses.

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.  The gain on derivative securities for the three months ended June 30, 2007 was approximately $2,255,000 compared with a loss of $4,530,000 for the three months ended June 30, 2006.  The amortization of the Company’s primary debt instrument amounted to approximately $14,000 for the three months ended June 30, 2007, compared with $72,800 for the three months ended June 30, 2007.

Liquidity And Capital Resources

At June 30, 2007, we had a working capital deficit of approximately $(2,680,000), compared to a working capital deficit of approximately $(1,632,000) at December 31, 2006. The ratio of current assets to current liabilities was 0.13:1 at June 30, 2007, and 0.30:1 at December 31, 2006. Cash flow used for operations during the three months ended June 30, 2007 was approximately $580,000.

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

We are seeking to increase our business base in providing services that have higher margins.  With anticipated higher gross profits to be realized for our expanded services and projects, and the initiation of new wireless, construction and maintenance services, we plan to improve the earnings from our services and will apply this additional cash to reducing liabilities.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $500,000, through the sale of 8% Callable Secured Convertible for the six month period ended June 30, 2007.

The Company has recently completed a registration statement of its shares and hopes to raise additional capital.  Our operations during the three months ended June 30, 2007 were funded by the sale of 8% Callable Secured Convertible. Among the obligations that the Company has not had sufficient cash are to pay its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

Our operation during the first three months of 2007 were funded by the sale of convertible total

With regard to the balance of the past due payroll taxes, a plan of payment has been negotiated with New York State and is currently being negotiated with the Internal Revenue Service. The Company has entered into agreements for substantially all the outstanding balances, whereas the Company shall pay approximately $11,125 per month.

The fact that the Company continued to sustain losses in 2007, had negative working capital at December 31, 2006 and still requires additional sources of outside case to sustain operations, continued to crease uncertainty about the Company’s ability to continue as a going concern.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2007. We have received all planned rounds of financing. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

We currently have a bankline of credit promissory note due June 6, 2008 of $300,250 of which the Company has used $277,592 at an interest rate of 7.75%.

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

BACKLOG

None

FINANCING

The Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on December 28, 2005 for the sale of (i) $1,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 1,000,000 shares of our common stock and on March 14, 2006 for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,000,000 shares of our common stock.  The Company has sold all callable convertible notes.

The Callable Secured Convertible Notes bear interest at 8%, mature on January 15, 2009 with respect to the initial $500,000, and on March 14, 2009 with respect to $300,000, and on May 11, 2011 with the balance of $500,000 and are convertible into our common stock, at the investors' option, at the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes is due upon default under their terms. The initial 1,000,000 warrants are exercisable until five years from the date of issuance at a purchase price of $0.13 per share and the subsequent 7,000,000 warrants are exercisable until five years from the date of issuance purchase price of $0.10 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

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

For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Accordingly, revenue estimates are reviewed periodically and are revised if necessary. A change in revenue projections could have an impact on our results of operations. Costs of film are subject to valuation adjustments pursuant to applicable accounting rules. We have recently revised the value for 2007 of our film library by approximately 4% of its carry value and may revise the value in the future.  The net realizable value of the licenses and rights are reviewed by management annually. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions or impairment indicators arise that are less favorable than our projections, film write-downs may be required.

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

Our Chief Executive Officer and Chief Financial Officer has reviewed the situation at our operating subsidiary concerning the role of certain officers and members of management no longer associated with the Company. In connection with his review our Chief Executive Officer and Chief Financial Officer has concluded that their actions and absence have not affected his conclusions that our disclosure controls and procedures, as of June 30, 2007, were effective in timely alerting us to material company information required to be included in our periodic filings with the Securities and Exchange Commission.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included herein:

Exhibits

31.1	Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 13B as adopted pursuant To Section 302 of the Sarbanes-Oxley Act 2002.
32.1	Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

JUNIPER GROUP, INC.

Date:  August 20,  2007

By: /s/ Vlado P. Hreljanovic
---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer