Form 10QSB
period 2007-09-30
JUNIPER GROUP INC
filed 2007-11-19
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number 0-19170

(Exact name of small business issuer as specified in its charter)

------------------------------------------------------------

Nevada                                                                       11-2866771
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                  (IRS Employer Identification No.)
Incorporation or organization)

20283 State Road 7, Suite 400, Boca Raton, Florida 33498
---------------------------------------------------------------
(Address of principal executive offices)

(561) 482-9327
-----------------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126.2) of the Exchange Act: Yes ☐ No ☒

As of November 12, 2007, 99,640,491 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements
JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2007 (Unadudited)	December 31, 2006 (Audited)

Current Assets
Cash	$147,069	$202,772
Accounts Receivable – Trade (net of allowance)	203,100	616,282
Costs in Excess of Billings on Unpaid Projects	9,208	59,159
Prepaid Expenses and Other Current Assets	54,520	87,494
Total Current Assets	413,897	965,707

Film Licenses	157,992	180,173
Property and Equipment, Net of Accumulated Depreciation of $ 1,406,801 and $580,974 as of September 30, 2007 and December 31, 2006, respectively.	338,329	399,897

Total Assets	$910,218	$1,545,777

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$1,451,587	$1,454,272
Notes Payable and Capitalized Leases – Current Portion	698,475	235,587
Preferred Stock Dividend Payable	33,461	28,897
Due to Officer	381,438	305,000
Due to Shareholders & Related Parties	528,207	574,315
Total Current Liabilities	3,093,168	2,598,071

Notes Payable and Capitalized Leases – Less Current Portion	683,572	295,360
Derivative Liabilities Related to Convertible Debentures	441,046	1,529,211
Warrant Liabilities Related to Convertible Debentures	3,716	305,053
Total Liabilities	4,221,502	4,727,695

Shareholder’s Deficit
Preferred Stock
12% Non-Voting Convertible Redeemable Preferred Stock: $0.10 par value, 375,000 shares authorized, 25,357 shares issued and outstanding at September 30, 2007 and December 31, 2006: aggregate liquidation preference $50,714 at September 30, 2007 and December 31, 2006, respectively.	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock: $0.10 par value, 135,000 and 135,000 issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock: $0.10 par value, 300,000 authorized and 80,000 issued and outstanding at September 30, 2007 and none authorized as of December 31, 2006, respectively.	8,000	-
Voting Non-Convertible Redeemable Series D Preferred Stock: $0.001 par value, 6,500,000 shares authorized, issued and outstanding as of September 30, 2007 and none as of December 31, 2006, respectively.	6,500	-
Common Stock: $0.001 par value, 750,000,000 shares authorized, 52,958,264 and 15,670,122 issued and outstanding at September 30, 2007 and December 31, 2006, respectively.	52,957	15,669
Capital contribution in excess of par:
Attributed to 12% Convertible Preferred Stock Non-Voting	22,606	22,606
Attributed to Series B Convertible Preferred Stock Voting	3,172,415	3,172,415
Attributed to Series C Convertible Preferred Stock Voting	22,000	-
Attributed to Series D Non-Convertible Preferred Stock - Voting	-	-
Attributed to common stock	22,230,422	22,194,785
Deficit	(28,842,220)	(28,603,429)

Total Shareholders’ Deficit	(3,311,284)	(3,181,918)

Total Liabilities and Shareholders’ Deficit	$910,218	$1,545,777

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ending September 30,
	2007 -	2006 As Restated

Revenue:
Broadband Installation and Wireless Infrastructure Services	$300,848	$1,399,672
Film Distribution Services	-	-
Total Revenue	300,848	1,399,672

Operating Costs:
Broadband Installation and Wireless Infrastructure Services	336,718	1,011,438
Film Distribution Services	-	-
Total Cost of Revenue	336,718	1,011,438

Gross Profit	(35,870)	388,234

Operating Expenses:
Selling, General and Administrative Expenses	612,001	453,314
Film Licenses Re-Evaluation	-	295,850
Interest Expense	48,589	81,654
Loss on Disposition of Assets	1,671	295
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value	(142,385)	(4,559,312)
Amortization of Debt Discount	169,922	69,647
Total Operating Expenses	689,798	3,658,552

Net Gain (Loss)	(725,668)	4,046,786
Preferred Stock Dividend	(1,521)	(1,522)
Net Gain (Loss) Available to Common Stockholders	$(727,189)	$4,045,264

Weighted Average Number of Shares Outstanding	30,445,402	14,547,448

Basic and Diluted Net Gain (Loss) per Common Share	$(0.024)	$(0.278)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statement

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ending September 30,
	2007 -	2006 As Restated

Revenue:
Broadband Installation and Wireless Infrastructure Services	$1,383,057	$3,772,996
Film Distribution Services	21,000	-
Total Revenue	1,404,057	3,772,996

Operating Costs:
Broadband Installation and Wireless Infrastructure Services	1,277,282	2,698,187
Film Distribution Services	8,000	-
Total Cost of Revenue	1,285,282	2,698,187

Gross Profit	118,776	1,074,809

Operating Expenses
Selling, General and Administrative Expenses	2,173,925	1,583,840
Film Licenses Re-Evaluation	6,890	295,850
Settlement Expense	310,000	201,219
Interest Expense	122,417	295
Gain on Disposition of Assets	(15,796)	-
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value	(2,489,501)	(49,977)
Amortization of Debt Discount	245,067	191,206
Total Operating Expenses	353,002	2,222,433

Net Gain (Loss)	(234,227)	(1,147,624)
Preferred Stock Dividend	(4,564)	4,564
Net Gain (Loss) Available to Common Stockholders	$(238,791)	$(1,152,188)

Weighted Average Number of Shares Outstanding	20,841,204	14,547,448

Basic and Diluted Net Gain (Loss) per Common Share	$(0.011)	$(0.079)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statement

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ending September 30,
	2007 -	2006 As Restated

Cash Flows from Operating Activities:
Net Gain (Loss)	$(238,791)	$(1,147,624)

Adjustments to reconcile Net (Loss) to net cash provided by (used in) operating activities:
Unrealized (Gain) Loss on Derivative Liabilities	(2,489,501)	(49,977)
Depreciation and Amortization Expense	86,344	125,363
Amortization of Debt Discount	245,067	283,987
Amortization of Film Licenses	8,399	-
Provision for Bad Debt	1,200	30,047
Settlement Expense	310,000	-
Payment of Compensation to Employees’ and Consultants with Equity	-	(5,200)
Settlement of Liabilities with Equity	42,818	-
Gain on Disposition of Assets	(15,796)	-
Revaluation of Film Licenses	13,782	295,850

Changes in Operating Assets and Liabilities:
Accounts Receivable	411,982	(56,613)
Costs in Excess of Billings on Uncompleted Projects	49,951	35,129
Prepaid and Other Current Assets	32,974	(30,372)
Other Assets	-	19,000
Accounts Payable and Accrued Expenses	(45,503)	346,846
Due to (from) Officers and Shareholders	137,216	-
Preferred Stock Dividend	4,564	(4,564)
Net Cash (used for) Operating Activities	(1,445,293)	(158,128)

Cash Flows from Investing Activities:
Return (Purchase) of Equipment and Licenses	(51,700)	(356,318)
Proceeds from Disposition of Fixed Assets	42,720	-
Net cash (used for) Investing Activities	(8,980)	(356,318)

Cash Flows from Financing Activities:
Net Borrowing (Payments) Under Line of Credit	-	(72,556)
Proceeds from Borrowings – Net of Repayments	1,398,570	413,210
Proceeds from Borrowings from Other Shareholders	-	334,709
Payment of Borrowings from Officers and Shareholders	-	(302,273)
Net cash (provided by) Financing Activities	(1,395,570)	(373,090)

Net increase (decrease) in Cash and Equivalents	(55,703)	(141,356)
Cash at beginning of period	202,772	376,913
Cash at end of period	$147,069	$235,557

Supplemental Cash Flow Information:
Interest paid	$8,539	$18,491

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	December 31, 2006	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net (loss) for the Nine Months ending September 30, 2007	September 30, 2007

PREFERRED STOCK
Convertible Non-Voting:
Par Value @ $0.10	$2,536	-	-	-	-	-	$2,536
Capital Contributions in Excess of Par	22,606	-	-	-	-	-	22,606
Convertible Voting Series B:
Par Value @ $0.10	13,500	-	-	-	-	-	13,500
Capital Contributions in Excess of Par	3,172,415	-	-	-	-	-	3,172,415
Convertible Voting Series C:
Par Value @ $0.10	-	-	-	8,000	-	-	8,000
Capital Contributions in Excess of Par	-	-	-	22,000	-	-	22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	-	-	6,500	-	-	-	6,500
Capital Contributions in Excess of Par	-	-	-	-	-	-	-

COMMON STOCK
Par Value @ $0.001	15,669	32,356	-	-	4,932	-	52,957
Capital Contributions in Excess of Par	22,194,785	27,751	-	-	7,886	-	22,230,422

RETAINED EARNINGS (DEFICIT)	(28,603,429)	-	-	-	-	(238,791)	(28,842,220)

TOTAL	$(3,181,918)	$60,107	$6,500	$30,000	$12,818	$(238,791)	$(3,311,284)

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

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries. Inter-company profits, transactions and balances have been eliminated in consolidation.

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

The Company had six major customers representing 87% of revenue for nine months ending September 30, 2007. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had nine sub-contractors in the third quarter of 2007 which represented 37% of the Company’s total subcontracting costs.

Property and Equipment

Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired are otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.  Depreciable life range is from 3 to 5 years.

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
Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS) No. 13 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $2.5 million and $50,000 for the nine months ending September 30, 2007 and for the nine months ended September 30, 2006.

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

Intangible assets at September 30, 2007 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

Property and Equipment

Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

Recognition of Revenue from License Agreements

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a non-cancelable agreement. All revenue recognition for license agreements is in compliance with the AICPA's Statement of Position 00-2, Accounting by Producers or Distributors of Films.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	brief description of the provisions of this Statement;

b)	the date that adoption is required;

c)	the date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $60,200 and $61,400 at September 30, 2007, and December 31, 2006, respectively.

NOTE-3 - Property and Equipment

Depreciation expense for the nine months ending September 30, 2007 and December 31, 2006 was $86,344 and $159,112. At September 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

Vehicles	$623,839	$613,267
Equipment	833,218	826,565
Leasehold improvements	53,296	53,296
Furniture & Fixtures	26,938	26,939
Total property and equipment	1,537,291	1,520,067
Accumulated depreciation	$(1,198,962)	$(1,120,170)

Property and equipment, net	$338,329	$399,897

NOTE-4- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at September 30 2007 and December 31, 2006

Description	September 30, 2007	December 31, 2006

Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$118,851	$159,573
Various notes due currently with varying interest rates	237,667	100,000
Note Due 2010	238,333	-
Note payable, Bank	300,250	46,000
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $ (1,427,639))	410,336	225,374
Total	$1,305,437	$530,947

Less current portion	698,475	235,587
Long term portion	683,572	295,360
Total	$1,305,437	$530,947

The Company currently has a bank line of credit of $300,000 of which it has used $300,250 as of September 30, 2007 at an interest rate of 7.75% with a maturity on June 6, 2008.

A 7% Convertible Note matured in 2007 and is currently classified in Notes Payable as terms for an extension are currently being negotiated.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. We currently have $1,900,000 callable secured convertible notes outstanding, In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.  If the Company does not have sufficient authorized commons shares available to meet the conversion request, it may need to increase its authorized shares.  As of September 30, 2007, the Company’s authorized common shares would be insufficient to meet a request to convert all of the notes at current market prices.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

a)
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value.

b)
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

c)
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

Options Granted

A summary of option transactions for the period from December 31, 2005 to September 30, 2007.

	Options	Weighted average option Price
Outstanding at December 31, 2005	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2006	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Returned/Expired	-	$0.31
Outstanding at September 30, 2007	1,175,000	$0.20

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

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock.  In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5,

2007, 6.5 million shares were allocated to the Series D Preferred Stock.  There were 2.69 million shares of blank check preferred remaining at September 30, 2007.

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of September 30, 2007, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2007, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at September 30, 2007, were $33,461. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the nine months ended September 30, 2007.

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

Series C Voting Preferred Stock

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITDA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common stock.  We issued an aggregate of 80,000 shares of Series C Preferred Stock to a group of consultants.

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

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance.  As of September 30, 2007, 7,310,000 have been designated for the Company’s three classes of preferred stock.

Warrants
A summary of warrants outstanding at September 30, 2007

Warrants	Date Issued	Expiration Date	Price

4,375	4/2003	4/2008	$2.080
225,000	2/2004	2/2009	0.050
150,000	4/2004	4/2008	0.050
1,000,000[a]	7/2004	7/2010	0.050
133,500	8/2004	8/2009	0.700
667,500	6/2004	6/2009	0.650
105,000	2/2005	2/2010	0.650
21,000	4/2005	4/2010	0.700
762,500	10/2005	10/2010	0.650
500,000	12/2005	12/2010	0.130
7,000,000	3/2006	3/2011	0.100
__500,000	5/2007	5/2012	0.130
20,000,000	9/2007	9/2014	0.005
31,068,875

a)	Represents Options for 400,000, 300,000 and 300,000 shares originally priced at $1.00, $0.75 and $0.65, respectively which were repriced to $0.05 in October, 2005.

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

The Company acquired distribution rights to two films from a company affiliated with the Company’s President, for a ten-year license period, which expires on September 5, 2008.  The Company is obligated to pay such company’s producers’ fees at the contract rate.  Such payments will be charged against earnings.  During the first nine months of 2007, no payments were made to such company and no revenue was recognized from such films.

The Company’s principal shareholders and officers made loans to and payments on behalf of the Company and received payments from the Company from the time to time.  The net outstanding balance due to the officers at September 30, 2007 and December 31, 2006, was approximately $381,438 and $305,000, respectively.

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

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations.  The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of September 30, 2007, no shareholders have asserted any claims against the Company.

Going Concern

As shown in the accompanying financial statements, the Company’s revenue decreased to approximately $1,404,000 through nine months ending September 30, 2007, from approximately $3,773,000 through nine months ending September 30, 2006.

The Company is continuing to incur net losses and maintains a negative working capital. While there was net income for the nine months ending September 30, 2007, excluding the gain on the fair market valuation adjustment of derivative liabilities, the Company incurred a gain of approximately $2,500,000 in the nine months ending September 30, 2007, and approximately $50,000 in the nine months ending September 30, 2006. Working capital deficit approximately ($2,679 ,000) at September 30, 2007.

The fact that the Company continued to sustain losses in 2007, has negative working capital at September 30, 2007 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company’s ability to continue as a going concern. The Company has developed a plan and has improved cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company’s plan for expanding operations, see the discussion within Item 2. - Management’s Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management’s plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $300,000 in 2006 and $1,100,000 in 2007, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchase and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay are its payroll, past payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2007. We have received all planned rounds of financing. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, when requested, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If the Company does not have sufficient authorized common shares available to meet the conversion request it may need to increase its authorized.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding its operations by acquisition and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations.

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

Year	Amount

2007	$54,580
2008	56,353
2009	58,185
2010	60,076
2011	62,028
Thereafter	335,477
Total	$626,699

The company has various equipment capitalized leases expiring through April 2009.  Minimum future capitalized lease payments for these leases are as follows:

Year	Amount

2007	$87,296
2008	56,577
2009	42,990
2010	13,071
2011	2817
Total	$202,751

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including a Note Payable due 2010.

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

The restatement for the fair value of the options has no effect on the Company’s actual or reported cash flow. The restatement does, however, affect the Company’s stated net income and loss per share for the years ended December 31, 2005. The impact of this correction through December 31, 2005 is to increase additional paid in capital by $506,439 and to increase accumulated deficit by $506,439. The stock-based compensation expense is not deductible for tax purposes. As a result, this adjustment has no effect on the Company’s net operating loss carry forward or deferred tax asset.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized.  Statements contained in this document, as well as some statements by the Company in periodic press releases and oral statements of Company officials during presentations about the Company constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act).  The words “expect,”  “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, it directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this report are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Such factors as:

•	continued historical lack of profitable operations;
•	working capital deficit;
•	the ongoing need to raise additional capital to fund operations and growth on a timely basis;
•
the success of the expansion into the broadband installation and wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;

•	most of the Company’s revenue is derived from a selected number of customers;
•	the ability to develop long-lasting relationships with our customers and attract new customers;
•	the competitive environment within the industries in which the Company operates;
•	the ability to attract and retain qualified personnel, particularly the Company’s CEO;
•	the effect on our financial condition of delays in payments received from third parties;
•	the ability to manage a new business with limited management;
•	rapid technological changes; and
•	other factors set forth in our other filings with the Securities and Exchange Commission.

Key Factors Affecting Or Potentially Affecting Results Of Operations And Financial Conditions

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2006, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain for the nine months ended September 30, 2007 and September 30, 2006 of approximately $2,490,000 and $50,000, respectively.

On December 30, 2005, Juniper Services entered into a binding Letter of Intent with New Wave providing for the purchase by Juniper Services of all outstanding shares of New Wave. New Wave’s business is the deployment, construction and maintenance of wireless communications towers and related equipment. The Company, through Juniper Services, agreed to pay New Wave $817,000 as follows: $225,000 in cash and $592,000 paid by the issuance of 19,734 shares of Series B Voting Preferred Stock. On March 16, 2006, Juniper Services consummated the acquisition of New Wave by entering into a Stock Exchange Agreement and Plan of Reorganization with New Wave. This is a direct complement to the Company’s existing broadband installation and wireless infrastructure business.

On June 15, 2007, the Company, through its subsidiaries, commenced a lawsuit against Michael Calderhead and James Calderhead, disloyal former employees, in the United States District Court for the Eastern District of New York (Case No. 07-CV
2413).  The complaint asserts claims against the Calderheads for breaches of a stock exchange agreement, breaches of an employment agreement, and breaches of fiduciary duties owed to Juniper and its wholly-owned affiliate New Wave Communications, Inc. (“New Wave”).  Juniper seeks injunctions restraining the Calderheads from, among other things, competing with Juniper and New Wave, as well as compensatory damages in the amount believed to be  $10,000,000, punitive damages in the amount of $5,000,000 and attorneys fees, costs and expenses.  On September 29, 2007, the Court issued a preliminary injunction against Michael Calderhead enjoining him from disclosing Juniper/New Wave’s customer list and from soliciting, directly or indirectly, any of Juniper/New Wave’s existing customers; denied the Calderheads’ motion to dismiss the complaint; and granted Juniper’s motion for expedited discovery.

On October 16, 2007, Michael Calderhead answered the complaint and asserted counterclaims against Juniper for alleged breaches of, and fraud in connection with, the stock exchange agreement and for alleged abuse of process in connection with Juniper’s application for injunctive relief.  Michael Calderhead seeks compensatory and punitive damages.  On October 16, 2007, James Calderhead answered the complaint and asserted counterclaims against Juniper for alleged breaches of the employment agreement and for alleged abuse of process in connection with Juniper’s application for injunctive relief.  James Calderhead seeks compensatory and punitive damages.  The Company believes that none of the counterclaims asserted by the Calderheads have any merit.

The Company is vigorously prosecuting the claims asserted against the Calderheads and is vigorously defending the counterclaims asserted by the Calderheads.  The outcome of this litigation will materially affect the Company.

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

The communication industry experienced a downturn that resulted in reduced capital expenditures for infrastructure projects.  Although our strategy is to increase the percentage of our business derived from large, financially stable customers in the communication industries, these customers may not continue to fund capital expenditures for infrastructure projects.  Even if they do continue to fund projects, we may not be able to increase our share of business due to the alleged interference initiated by James and Michael Calderhead.

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

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted through Services. Services operate the Company’s wireless broadband and wireless installation services on a regional basis. Its focus in 2007 has been on the expansion of its wireless infrastructure services and support of broadband connectivity for residential and business environments under regional contracts with wireless service providers and equipment vendors. Its direction is to support the demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. (“New Wave“), making it a wholly owned subsidiary of
Services.

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company services wireless providers primarily in Eastern Illinois, all of Indiana, North Central Florida, Jackson, Mississippi, Georgia and Western Ohio, but is capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and Bechtel.  The acquisition of New Wave has added a new dimension to the fundamentals of Juniper Services.

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

The Company has experienced a dramatic reduction in revenue during the third quarter 2007, largely attributed to the actions of Michael and James Calderhead, former disloyal employees, for their outrageous breaches of various contractual and fiduciary duties owed to the Company, including alleged business interference and employee theft.  Management has taken the following corrective actions to improve the operating performance of the wireless infrastructure services:

1.
Commenced a lawsuit in Federal Court against Michael and James Calderhead, seeking preliminary and permanent injunctions restraining the Calderheads from, among other things, competing with the Company and its subsidiaries, as well as compensatory and punitive damages;

2.
Hired new management team and reorganized management’s responsibilities.  We had added two Project Managers, hired a new Controller, and have promoted our Operational Manager from within the New Wave family;

3.	Aligned labor costs with market conditions;
4.	Evaluated geographic footprint and customer need with customer contracts. The Company has expanded into new territories, its service footprint to include Mississippi, Florida and Georgia.

The Company believes the demand for broadband installation and wireless infrastructure services will increase in the wireless broadband segment during the beginning of 2008 through the continued support of the cellular market and through a robust wireless industry. Services have deployed its efforts to be able to handle new opportunities either with internal staff or subcontracting in order to meet its client’s needs.

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

The Company will choose to concentrate its efforts during the balance of 2007 and the beginning of 2008 on assuring the implementation of its services to its key national providers on a national platform. The Company believes that this trend for outsourcing in the deployment and support for wireless and broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement this year, the Company believes that its prospects for the expansion of its wireless Infrastructure services are good for 2008. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services’ opportunity to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by a number of factors:

(i)
These include its ability to financially support the national agreements entered into and to finance continuing growth and fund technician recruitment, certifications, training and payroll, as well as the financing of operating cash flow requirements to meet the demand for its services. This will require additional financing on a timely basis.

(ii)
To maximize capital availability for potential new services being developed by providers in the broadband and wireless market, the Company evaluates opportunities for services to its customer based on capital investment requirements, the potential profit margin, and the customer’s payment practices.

(iii)
Although the Company focuses on accelerating collections, and thereby reducing outstanding receivables and helping cash flow, the issues that rank high on evaluating new business opportunities are the customer’s accountsreceivable payments and the Company’s derived gross profit margins. The Company continues to evaluate new business opportunities with respect to their receivables and payment practices.

RESULTS OF OPERATIONS

Three Months Ending September 30, 2007 vs. Three Months Ending September 30, 2006.

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

During the three month period ending September 30, 2007, Juniper Pictures generated no of revenue.  Certain of our films that generate revenue when contracts were signed and are still under license and are currently being aired by licenses.

NET INCOME (LOSS)

Net loss available to common stockholders was approximately $727,189, or $0.024 per share on revenue of approximately $301,000 for the three month period ending September 30, 2007 compared with net gain of $4,045,000, or $(0.278) per share on revenue of approximately $1,400,000 for the three month period ending September 30, 2006. This represents a 79% decrease in revenue and a 144% swing in net loss.

Broadband Installation And Wireless Infrastructure Services

Revenues

The broadband installation and wireless infrastructure services generated revenues of approximately $301,000 for the three month period ending September 30, 2007 compared to approximately $1,400,000 for the three month ending September 30, 2006, a decrease of approximately 79%. The decrease in revenue was attributable to several factors including the alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for their breach of various contractual and fiduciary duties owed to the Company and a reduction in construction activity by major customers.

Operating Costs

The broadband installation and wireless infrastructure incurred operating costs of approximately $337,000 (112% of revenue) for the three month period ending September 30, 2007, compared to approximately $1,011,000 (72% of revenue) for the three month ending September 30, 2006, a decrease of approximately $674,000, and a reduction of 67% of revenue.

Gross Profit

The Company’s gross profit margin for the three month ending September 30, 2007 was approximately a negative $36,000 representing 112% of revenue, compared to approximately $388,000 gross profit margin for the three month ending September 30, 2006 representing 28% of revenue.  The poor gross profit results arose from the inability of the Company to completely absorb its fixed cost in the three months ending September 30, 2007.

Selling and General Administrative Costs

Selling, general and administrative expenses increased from approximately $453,000 for the three month ending September 30, 2006 to approximately $612,000 for the three month ending September 30, 2007 a 35% increase. However, the selling, general and administrative as a percentage increased from 32% of revenue for the three month ending September 30, 2006 to 203% of revenue for the three month ending September 30, 2007. The Company shall continue to monitor its’ SG&A costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to the costs associated with idle capacity expenses required to maintain a stable work force and resources during the period of recovery from the actions of certain former employees, described elsewhere in this document.

Nine Months Ending September 30, 2007 vs. September 30, 2006

Net Income (Loss)

Net income available to common stockholders was approximately $1,404,000 or ($0.011) per diluted net loss per share on revenue of approximately $239,000 for the nine months ending September 30, 2007 compared with net loss of approximately $1,152,000 or $(0.079) per diluted net loss per share on revenue of approximately $3,773,000 for the nine months ending September 30,2006.

Revenues

The broadband installation and wireless infrastructure services recognized revenue of approximately $1,383,000 for the nine month period ending September 30, 2007 compared to approximately $3,773,000 for the nine months ending September 30, 2006, a decrease of approximately 63%.

Operating Costs

The broadband installation and wireless infrastructure services incurred operating costs of approximately $1,285,000 (92% of revenue) for the nine month period ending September 30, 2007, compared to approximately $2,698,000 (72% of revenue) for the nine months ending September 30, 2006, a decrease of 52%.

Gross Profit

The Company’s gross profit margin for the nine months ending September 30, 2007 was approximately $119,000 representing 8% of revenue, compared to approximately $1,075,000 gross profit margin for the nine months ending September 30, 2006, representing 28% of revenue.

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,584,000 for the nine months ending September 30, 2006 to $2,158,000 for the nine months ending September 30, 2007, representing a 36% increase.  However, the selling, general and administrative as a percentage increased from 42% of revenue for the nine months ending September 30, 2006 to 136% of revenue ending September 30, 2007.  The Company shall continue to monitor its’ SGA costs as a percentage of revenue.  This increase in selling, general and administrative expense is primarily due to increase in salary expense, consultants and legal costs as a result of actions of disloyal employees (see section of litigation).

Holding Company (Juniper Group)

Operating Expense

The Holding Company does not have any significant income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses.

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.  The gain on derivative securities for the nine months ending September 30, 2007 was approximately $2,490,000 compared with a gain of $50,000 for the nine months ending September 30, 2006.  The amortization of the Company’s primary debt instrument amounted to approximately $245,000 for the nine months ending September 30, 2007, compared with $284,000 for the nine months ending September 30, 2007.

Liquidity And Capital Resources

At September 30, 2007, we had a working capital deficit of approximately $(2,679,000), compared to a working capital deficit of approximately $(1,632,000) at December 31, 2006. Our principle sources of liquidity include cash and equivalents, and proceeds from debt borrowing.  The ratio of current assets to current liabilities was 0.14:1 at September 30, 2007, and 0.37:1 at December 31, 2006. Current assets are comprised primarily of cash and equivalents, net accounts receivable and Costs in Excess of Billingson uncompleted projects.  Cash flow used for operations during the nine months ending September 30, 2007 was approximately $1,419,,000.

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

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $1,400,000, through the sale of 8% Callable Secured Convertible for the nine month period ended September 30, 2007.

The Company has recently completed a registration statement of its shares and hopes to raise additional capital.  Our operations during the nine months ended September 30, 2007 were funded by the sale of 8% Callable Secured Convertible. Among the obligations that the Company has not had sufficient cash are to pay its past due payroll taxes, legal costs and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

Our operation during the first nine months of 2007 were funded by the sale of convertible total

With regard to the balance of the past due payroll taxes, a plan of payment has been negotiated with New York State and is currently being negotiated with the Internal Revenue Service. The Company has entered into agreements for substantially all the outstanding balances, whereas the Company shall pay approximately $11,125 per month.

The fact that the Company continued to sustain operating losses in 2007, had negative working capital at December 31, 2006 and still requires additional sources of outside case to sustain operations, continued to crease uncertainty about the Company’s ability to continue as a going concern.

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

We currently have a bank line of credit promissory note due June 6, 2008 of $300,250 of which the Company has used $300,250 at an interest rate of 7.75%.

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

BACKLOG

None

FINANCING

The Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on December 28, 2005 for the sale of (i) $1,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 1,000,000 shares of our common stock and on March 14, 2006 for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,000,000 shares of our common stock.  In addition, the Company entered into a Security Purchase Agreement with New Millenium Capital Partners II, LLC, ASW Partners, LLC and ASW Master Fund Ltd. on September 13, 2007 for the sale of (i) $600,000 in Callable Secured Convertible Notes and (ii) Warrants to buy 20,000,000 shares of our common stock.  The Company has sold all callable convertible notes.

The Callable Secured Convertible Notes bear interest at 8%, mature on January 15, 2009 with respect to the initial $500,000, and on March 14, 2009 with respect to $300,000, and on May 11, 2011 with the respect of $500,000, and on September 13, 2010 with respect to $600,000 and the first $1,300,000 are convertible into our common stock, at the investors' option, at the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date, and $600,000 is convertible into our common stock at the investors’ option, at the lower of (i) $0.0375 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before, but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes are due upon default under their terms. The initial 1,000,000 warrants are exercisable until five years from the date of issuance at a purchase price of $0.13 per share, the second Convertible Notes of  7,000,000 warrants are exercisable until five years from the date of issuance purchase price of $0.10 per share and the final Convertible Notes of 20,000,000 Warrants are exercisable until seven years from the date of issuance at a purchase price of $0.005 per share. In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

The proceeds received from the sale of the callable secured convertible notes have been, and will continue to be, used to pay for the Company’s business development purposes, working capital needs, payment of certain past due taxes, payment of consulting, legal fees and repayment of certain debts.

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

A significant portion of our debt is personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Further changes to these guarantees may affect the financing capacity of the Company.

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

For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Accordingly, revenue estimates are reviewed periodically and are revised if necessary. A change in revenue projections could have an impact on our results of operations. Costs of film are subject to valuation adjustments pursuant to applicable accounting rules. We have recently revised the value for 2007 of our film library by approximately 8% of its carry value and may revise the value in the future.  The net realizable value of the licenses and rights are reviewed by management annually. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions or impairment indicators arise that are less favorable than our projections, film write-downs may be required.

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

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a non-cancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA’s Statement of Position 00-2, Accounting by Producers or Distributors of Films.

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

The behavior of certain key officers (President and Chief Operating Officer) and members of management no longer associated with the Company’s operating subsidiary have been reviewed by the Company’s Chief Executive Officer and Chief Financial Officer and Board of Directors. The Company has evaluated the effectiveness of the Company’s disclosure controls and procedures throughout the period ending September 30, 2007.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer has concluded that for reasons more fully set forth below, the Company’s internal disclosure controls and monitoring procedures of these controls required improvement  so as to provide reasonable assurances that information required to be disclosed in the reports we file pursuant to the SEC Act of 1934 was recorded, processed and reported, with in time periods specified with the Securities and Exchange Commission.

More specifically, the Company’s management has concluded that (i) internal controls concerning customer information, billings and resource allocation needed to be improved and strengthened at the Company’s Broadband Installation and Wireless Infrastructure Services Subsidiary to ensure that certain disclosure controls and procedures were operating effectively; (ii) enhanced monitoring procedures were required to ensure that these controls were working; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in failure of those procedures.  The Company will continue to evaluate the need for additional staff at the parent and the operating subsidiary level, but given the size and location of the Company and its operating subsidiary, it believes it will continue to face challenges in attracting and retaining qualified personnel.

Based on that evaluation and the changes made during the current quarter ended September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic filings with the Securities and Exchange Commission and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes, other than those discussed above,  in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On June 15, 2007, the Company, through its subsidiaries, commenced a lawsuit against Michael Calderhead and James Calderhead, disloyal former employees, in the United States District Court for the Eastern District of New York (Case No. 07-CV-2413).  The complaint asserts claims against the Calderheads for breaches of a stock exchange agreement, breaches of an employment agreement, and breaches of fiduciary duties owed to Juniper and its wholly-owned affiliate New Wave Communications, Inc. (“New Wave”).  Juniper seeks injunctions restraining the Calderheads from, among other things, competing with Juniper and New Wave, as well as compensatory damages in the amount believed to be  $10,000,000, punitive damages in the amount of $5,000,000 and attorneys fees, costs and expenses.  On September 29, 2007, the Court issued a preliminary injunction against Michael Calderhead enjoining him from disclosing Juniper/New Wave’s customer list and from soliciting, directly or indirectly, any of Juniper/New Wave’s existing customers; denied the Calderheads’ motion to dismiss the complaint; and granted Juniper’s motion for expedited discovery.

On October 16, 2007, Michael Calderhead answered the complaint and asserted counterclaims against Juniper for alleged breaches of, and fraud in connection with, the stock exchange agreement and for alleged abuse of process in connection with Juniper’s application for injunctive relief.  Michael Calderhead seeks compensatory and punitive damages.  On October 16, 2007, James Calderhead answered the complaint and asserted counterclaims against Juniper for alleged breaches of the employment agreement and for alleged abuse of process in connection with Juniper’s application for injunctive relief.  James Calderhead seeks compensatory and punitive damages.  The Company believes that none of the counterclaims asserted by the Calderheads have any merit.

The Company is vigorously prosecuting the claims asserted against the Calderheads and is vigorously defending the counterclaims asserted by the Calderheads.  The outcome of this litigation will materially affect the Company.

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

Date: November 19, 2007

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer