Form 10KSB
JUNIPER GROUP INC
filed 2008-05-14
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

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
12% Non-Voting Convertible Redeemable Preferred Stock $0.10 par value
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value
Voting Convertible Redeemable Series C Preferred Stock $0.10 par value
Voting Non-Convertible Series D Preferred Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ____
Check if disclosure of delinquent filers in response to Item 405 of Resolution S-B is not contained in this form, and  no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2) of the Exchange Act: Yes______ No__X___

State’s issuer’s revenues for its most recent fiscal year. - $ 1,896,297

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $289,300 based upon the $0.0004 average bid price of these shares on the OTC Bulletin Board for the period April 2, 2008 through April 11,2008.

As of April 11,2008, there were 723,188,192 outstanding shares of our Common Stock, $0.001 par value per share.

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

We were incorporated in the State of Nevada in 1997 and conducted our business through indirect wholly-owned subsidiaries.   Our business is composed of two segments: 1) broadband installation and wireless infrastructure services and 2) film distribution services. Both of these services are operated through two indirect wholly owned subsidiaries, which are subsidiaries of Juniper Entertainment, Inc. our wholly owned subsidiary.

1. Broadband Installation and Wireless Infrastructure Services: Our broadband installation and wireless infrastructure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. Our broadband installation and wireless infrastructure operations consist of wireless and cable broadband installation services on a national basis by providing broadband connectivity services for wireless and cable service providers and over 99% of our revenues are derived from these operations.

2. Film Distribution Services: Our film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. Our film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias (i.e. DVD, satellite, pay television and broadcast television) and less than 1% of our revenues are derived from these operations

BROADBAND INSTALLATION AND WIRELESS INFRASTRUCTURE SERVICES:

Our broadband installation and wireless infrastructure services are conducted through Juniper Services, Inc. (“Services”).  Services primarily focused in the central United States, but has performed services on a national basis under a new business model and with new management and new staff. Our focus in 2007 has been on the rebuilding and investment in its wireless infrastructure services after certain alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for breaches of various contractual and fiduciary duties owed to the Company, resulting in a reduction in construction activity by major customers. Our intention  is to rebuild our staff and our presence in order to be able to support the increased demand in the deployment of wireless/tower system services with leading telecommunication companies in providing them with maintenance and upgrading of wireless telecommunications sites; site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.

MATERIAL ACQUISITIONS

On March 16, 2006, Juniper Services completed the acquisition of all outstanding shares of New Wave Communication, Inc., making it a wholly owned subsidiary of Juniper Services.

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. We have serviced wireless providers  in Florida, Illinois, Texas, Kansas, Missouri, Tennessee, Kentucky, Maryland, Pennsylvania, Georgia, Wisconsin, North Carolina, all of Indiana, and Western Ohio, but we are capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket , Revol, Crown Castle USA, Inc. and Bechtel  Corp.

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

We believe that this trend for outsourcing in the deployment and support for Broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement of the past year, we believe that our prospects for the expansion of its broadband business are good and an increase in the demand for the deployment and maintenance service of tower/antenna system services are strong for 2008. We believe that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers.

The Company’s focus is to support the revenues and earnings growth of its operations by increasing the array of services and broaden its market share to enhance revenue performance and gross profit margins.

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

(iv)    The residual effects of the actions of certain former employees whom we have charged with disloyalty and accompanying legal action discussed elsewhere in this document.

COMPETITION

The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other companies in most of our geographic markets in which we operate, and several of our competitors are larger companies with greater financial, technical and marketing resources than we do. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. We believe that in 2008 a significant amount of revenue will be derived from direct bidding for project work, and price will often be an important factor in the award of such business and agreements.

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

FILM DISTRIBUTION SERVICES

Our film distribution services have been conducted through Juniper Pictures, Inc. (“Pictures”)

Pictures has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy.  At the end of 2007, we evaluated our film library, taking into account the revenue generated in 2007 and 2006, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement.  We took a charge of approximately $20,673 or 13% of the value of our film library.  While we have not ceased operations in this line of business we will engage in the sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote our resources in this area.  Pictures generated revenue of approximately $21,000 in 2007.

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

AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated May 8, 2008 Morgenstern, Svoboda & Baer, CPA’s, P.C., stated that our financial statements for the year ended December 31, 2007  and December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations. We have experienced net operating losses. Our ability to continue as a going concern is subject to our ability to maintain and enhance our profitability.

WE HAVE ACCUMULATED LOSSES AND ARE NOT CURRENTLY PROFITABLE.

We have incurred a deficit of approximately $38.4 million as of December 31, 2007 and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses for the foreseeable future as we continue to make significant expenditures for acquisitions, sales and marketing, infrastructure development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed expectations, we may experience reduced profitability.

WE COULD HAVE UNFAVORABLE HEALTH INSURANCE AND WORKERS COMPENSATION CLAIM EXPERIENCES.

If a customer does not pay us, or if the costs of benefits we provide to worksite employees, exceed the fees a client pays us, our ultimate liability for worksite employees payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE NASD OTC ELECTRONIC BULLETIN BOARD; AND IN ADDITION THERE ARE VARIOUS INDUSTRY FACTORS, WHICH COULD CAUSE INVESTORS TO FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol JUNI.OB. As of April 11, 2008 there were 723,188,192 shares of Common Stock outstanding, of which approximately 567,039,328 were tradable without restriction under the Securities Act.

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

WE MAY NOT ACCURATELY ESTIMATE THE COSTS ASSOCIATED WITH OUR SERVICES PROVIDED UNDER CONTRACTS WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

A substantial portion of our revenue in 2007 is derived from master  service agreements and other service agreements that are cost plus contracts with ceiling limits. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. Revenue derived from these contracts are strictly derived from the wireless infrastructure services of our business, which accounted for 99% for 2006 and 99% for 2007 of the gross revenue for the year, respectively. This represents revenue as follows: 28% from Crown Castle USA, Inc.; 14% from Hanson Professional Services,; 10% from Baran Telecom; 14% Sprint/Nextel; 8% Complete Tower Sources, Inc; and 8% from WesTower Communications for 2007, respectively.   Certain of these organizations are themselves construction companies and general contractors employed by providers of wireless services.  As a result, the Company’s exposure to a particular customer maybe greater on an indirect basis than described herein.

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

THE CONCENTRATION OF OUR BUSINESS AMONG LARGE CUSTOMERS COULD INCREASE CREDIT RISKS.

The concentration of a portion of our business among a number of large customers increases our potential credit risks. One or more of these customers could delay payments or default on credit extended to them. Any significant delay in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in significantly decreased earning and material and adversely affect our businesses financial condition and results of operations. Revenue derived from the major customers accounted for 60% for 2007 of the gross revenue for the year.

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

WE MAY NOT BE ABLE TO MAINTAIN APPROPRIATE STAFFING LEVELS RELATED TO OUR BILLABLE WORKFORCE.

If we maintain or increase billable staffing levels in anticipation of one or more projects and those projects are delayed, reduced or terminated, or otherwise do not materialize, we may underutilize these personnel, which could have material, adverse effects on our business, financial conditions and results of operations.

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

OUR  SUCCESS IS DEPENDENT ON GROWTH IN THE DEPLOYMENT OF WIRLESS NETWORKS AND NEW TECHNOLOGY UPGRADES, AND TO THE EXTENT THAT SUCH GROWTH SLOWS, OUR BUSINESS MAY BE HARMED.

Telecommunications carriers, are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technology, increasing pricing competition for subscribers and general economic conditions in the United States.  If the rate of network deployment slows and carriers reduce their capital investment in wireless infrastructure or fail to expand into new geographic areas, our business may significantly  harmed.  The uncertainty associated with rapidly changing telecommunications technology may also negatively impact the rate of deployment of wireless networks and the demand for our services.  Telecommunications services providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities.   If telecommunications services providers perceive that the rate of acceptance of the next generation telecommunications product will grow more slowly than previously expected, they may, as a result, slow their development of the next generation technologies.  Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment.  Any  significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

THE DEPARTURE OF KEY PERSONNEL COULD DISRUPT OUR BUSINESS, AND FEW OF OUR KEY PERSONNEL ARE CONTRACTUALLY OBLIGATED TO STAY WITH US.

We depend on the continued efforts of our officers, and senior management. This would include project manager, director of operations and senior foremen.  The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND REQUIRE SIGNIFICANT MANAGEMENT TIME AND ATTENTION.

As a public company we are subject the reporting requirements of the Securities Exchanges Act of 1934,and the Sarbanes-Oxley Act. The requirements of the rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time, consuming or costly and may also place undue strain on our systems and resources.  The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial conditions.  The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosures controls and procedures, and internal controls over financial reporting.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.  These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our  Board of Directors and qualified member of our management team.

WE SHALL BE REQUIRED TO SEEK ADDITIONAL MEANS OF FINANCING.

During the period from December 28, 2005 through March 14, 2008 the Company entered into five financing arrangements involving the sale of an aggregate of $2,050,000 in principal amount of callable secured convertible notes. However, there can be no assurance that we will generate adequate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly, we shall be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

It has come to our attention that sales of our common stock may have been made in violation of Section 5 of the Securities Act of 1933, as amended.  It appears that individuals, who received shares of stock, sold such shares of common stock pursuant to a Registration Statement filed on Form S-8 and then remitted the amounts received in connection with such sales back to us in exchange for the issuance of restricted shares of our common stock.  Such use of a Form S-8 Registration Statement may not have been proper under the Securities Act of 1933, as amended.  Due to the aforementioned, shares may have been issued without registration pursuant to the Securities Act of 1933, as amended, or without relying upon a valid exemption from registration under the Securities Act of 1933, as amended therefore we may be subject to enforcement proceedings, fines, sanctions and/or penalties.

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

1)	subsequent third party purchaser(s) of shares that were resold pursuant to the Registration Statement filed on Form S-8, or
2)
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

As of March 30,2008, we had 699,340,192 shares of common stock issued and outstanding and convertible notes outstanding or an obligation to issue convertible notes that may be converted into an estimated 25,448,252,200  shares of common stock at current market prices, and outstanding warrants and options or an obligation to issue options and warrants to purchase 32,667,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our options and warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. In addition to the foregoing shares which may be issuable in connection with our current financing, we currently have 25,357 shares of 12% non-voting  convertible  preferred stock outstanding , 135,000 shares of Series B Voting Preferred Stock outstanding, and 300,000 shares of Series C Voting Preferred Stock outstanding, which are not currently  convertible into shares of common stock, but based on the current market price would be convertible into an aggregate of 36,000,015 shares of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CALLABLE SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current market price, as of March 31,2008 of $0.0003.

% Below Market	Price Per Share	With Discount At 50%	Number of Shares Issuable	% of Outstanding Stock

25%	$0.000225	$0.0001125	18,666,560,000	96%
50%	$0.000150	$0.0000750	27,999,800,000	97%
75%	$0.000075	$0.0000375	55,262,842,105	99%

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

The callable secured convertible notes are convertible into shares of our common stock at a 50% to 65% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by third party investors.

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

During the period from December 28, 2005 through March 14, 2008 the Company entered into five financing arrangements involving the sale of an aggregate of $2,050,000 in principal amount of callable secured convertible notes and stock purchase warrants to buy  29,500,000 shares of our common stock.

The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period and as of the end of the last fiscal quarter the amount to repay the callable secured convertible notes would cost an aggregate of approximately $2,050,000. We are currently in default of our obligations due to the fact that we have failed to file an information statement with the Securities and Exchange Commission in a timely manner.  We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IN ORDER TO OBTAIN ADDITIONAL FINANCING UNDER THE NUMBER OF  SECURITIES PURCHASE AGREEMENT THAT WE ENTERED, WE WILL NEED TO SATISFY CERTAIN CLOSING CONDITIONS AND IF THEY ARE NOT SATISFIED AND WE DO NOT OBTAIN THE ADDITIONAL FINANCING, WE WILL HAVE TO REDUCE STAFF AND CURTAIL OUR OPERATIONS.

Pursuant to the terms of the number of Securities Purchase Agreement we were to obtain an aggregate of $2,050,00 of financing. Accordingly, we sold to the investors callable secured convertible notes on December 28, 2005, March 14, 2007, May 21, 2007, September 13,2007 and December 26, 2007. In the event that the conditions are not satisfied, we will need to obtain additional financing from another source. There is no assurance that we will be successful in obtaining additional financing and if additional financing is not available or is not available on acceptable terms, we will have to reduce staff and curtail our operations.

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

MAJOR CUSTOMERS

In 2007, Crown Castle USA, Inc., Sprint/Nextel, Hanson Professional Services, Baran Telecom,  Complete Tower Sources, Inc.  and WesTower Communications accounted for 28%, 14%, 14%, 8% and 8% of our total revenue, respectively.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 20283 State Road,  Boca Raton, Florida 33498, and we have subsidiary office at 60 Cutter Mill Road, Suite 611, Great Neck, New York 11021 (consisting of 1,650 square feet of offices), 231 Commerce Drive, Franklin, Indiana 46131 (consisting of approximately 7,000 square feet of office and warehouse space).

Our lease in Boca Raton is on month to month basis, with current rent of $200 per month.  Services’ sublease’s the New York office from Entertainment Financing Inc.(“EFI), an entity 100% owned by our Chief Executive Officer, currently at approximately $4,800 per month. EFI’s lease and Services’ sublease on this space expire on November 30. 2016. EFI has agreed that for the term of the sublease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. New Wave’s lease in Indiana is on a month to month basis, with current rent of $5,266 per.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

On June 15, 2007, the Company, through its subsidiaries, commenced a lawsuit against Michael Calderhead and James Calderhead (the “Calderheads”) former employees, in the United States District Court for the Eastern District of New York (Case No. 07-CV-2413).  The complaint asserts claims against the Calderheads for breaches of a stock exchange agreement, breaches of an employment agreement, and breaches of fiduciary duties owed to Juniper and its wholly-owned affiliate New Wave Communications, Inc. (“New Wave”).  Juniper alleges the Calderheads committed serious, material breaches of their agreements with Juniper.  Indeed, almost immediately after Juniper’s acquisition of New Wave, and while still employed by Juniper and/or New Wave and bound by their agreements with Juniper, the Calderheads made preparations to form and operate a rival business to compete with Juniper and New Wave.

In February 2006, a mere two months after Juniper’s acquisition of New Wave, the Calderheads met with possible financiers to discuss incorporating a new company that would compete with New Wave and Juniper.  Juniper alleges that the meeting involved at least James Calderhead, a Juniper executive and the President of New Wave; Michael Calderhead, a New Wave Chief Operating Officers; another New Wave executive who had worked with Michael Calderhead prior to the Juniper acquisition; and a local businessman in Franklin, Indiana, and the owner of several businesses.

At the time of the February 2006 meeting, and at all relevant times thereafter, James Calderhead was subject to the Employment Agreement and Michael Calderhead was subject to the Stock Exchange Agreement.  Following the alleged February 2006 meeting, the Calderheads, along with others, continued their efforts to form and operate a new company which came to be called Communications Infrastructure, Inc. (“CII”).  According to the online records of the Indiana Secretary of State, CII was organized as a for-profit domestic corporation on January 19, 2007.

According to CII’s advertisements and representations in the marketplace, it is a competitor of Juniper and New Wave.  Specifically, CII’s website states that “CII brings the combined experience of its owners in all areas of Cellular Site Construction,” including project management, civil construction, tower erection, and maintenance and troubleshooting.

At no time did the Calderheads inform New Wave or Juniper of the formation of CII, their intentions or activities regarding CII, or their intent or design to form a new company that would compete with New Wave or Juniper.  At no time did New Wave or Juniper consent to any activities by the Calderheads with respect to CII or setting up a rival company.

On or about January 17, 2007, Michael Calderhead announced that he would resign from New Wave.  Michael Calderhead, however, did not formally end his employment relationship with New Wave until on or about  March 27, 2007.  Juniper subsequently learned that Michael Calderhead had been working, and was continuing to work, for CII.

In late 2006 and early 2007, New Wave’s business suddenly, and substantially, declined.  Contracts were lost, customer and vendor relationships were ended, and new business opportunities were not pursued.   New Wave alleged and believes that some former customers of Juniper and New Wave were transferred to CII during this period, and believes that discovery will establish that the Calderheads were involved in soliciting business for CII and soliciting New Wave’s customers and employees to switch.

The substantial declines in New Wave’s business continued throughout early 2007.  These declines were not reported to Juniper’s management in a timely manner and, when they were reported, the declines were not explained in a reasonable or clear manner.  It was not until May, 2007 that Juniper became aware of CII’s growing presence in the marketplace; the involvement of Michael Calderhead in CII’s business; and that CII was directly competing with New Wave for customers.

On Friday, May 18, 2007, ten New Wave employees abruptly announced that they were resigning their positions at New Wave.  Most of these former New Wave employees indicated that they would begin work for CII, joining Michael Calderhead.

Indeed, in the course of little more than a year from the date that Juniper purchased New Wave from Michael Calderhead and installed the Calderheads as New Wave executives, New Wave had gone from being a growing, profitable business to a business on the verge of financial collapse.

On Tuesday, May 22, 2007, Juniper terminated James Calderhead for cause.  Some, although not all, of the grounds for James Calderhead’s termination are set forth above and in a termination letter dated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASERS OF SECURITIES

The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded on the OTCBB. The following constitutes the high and low sales prices for the common stock as reported by OTCBB for each of the quarters of 2006 and 2007, respectively. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2006	HIGH	LOW
FIRST QUARTER	$0.034	$0.016
SECOND QUARTER	0.120	0.015
THIRD QUARTER	0.070	0.015
FOURTH QUARTER	0.050	0.023

2007
FIRST QUARTER	$0.040	$0.021
SECOND QUARTER	0.035	0.007
THIRD QUARTER	0.010	0.0009
FOURTH QUARTER	0.0024	0.0007

Convertible Preferred Stock

The Articles of Incorporation of the Company authorized the issuance of 375,000 shares of 12% non voting convertible redeemable preferred stock at $0.10 par value per share and up to 500,000 shares of “blank check” preferred stock, from time to time in one or more series.  Such shares upon issuance will be subject to the limitations contained in the Articles of Incorporation and any limitations prescribed by law to establish and designate any such series and to fix the number of shares and the relative rights, voting rights and terms of redemption and liquidation preferences.

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock.  In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5, 2007, 6.5 million shares were allocated to the Series D Preferred Stock.  There were 2.69 million shares of blank check preferred remaining at December 31,2007.

(1) 12% CONVERTIBLE NON -VOTING PREFERRED STOCK

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of December 31, 2007, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2007, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31,2007, were $34,983. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the year ended December 31, 2007.

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

(3) SERIES C VOTING CONVERTIBLE PREFERRED STOCK

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company has at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.  220,000 shares of Series C preferred stock has been issued on February 14, 2008 to the Company’s President.

(4) Non-Convertible Series D Voting Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes-per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  6,500,000 shares Series D Preferred Stock has been issued to the Company’s President.

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2007, 7,310,000 have been designated for the Company’s four classes of preferred stock.

As of March 30,2008, there were approximately 349 shareholders of record of the Company’s Common Stock, excluding shares held in street name.

As of March 30, 2008, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregate as follows:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	2,258,875	$0.16	109,848

Total	2,258,875	$0.16	109,848

In addition to the issuance of options on the basis of individual compensation arrangements, some of the foregoing options were issued pursuant to the following option plans, none of which have been approved by our stockholders:

1)	under the 2004 Consultant Stock Plan an aggregate of 1,939,984 options have been issued; and
2)	under the 2003 Equity Incentive Plan an aggregate of 1,450,168 options have been issued;

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

KEY FACTORS AFFECTING OR POTENTIALLY AFFECTING RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial conditions:

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2005, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized loss for the year ended December 31, 2007 and December 31, 2006 of approximately $6.5 million and $72,500, respectively.

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

We reserve against receivables from customers whenever it is determined that there may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to us. There is no assurance that we will be successful in obtaining additional financing for these efforts, nor can it be assured that our services will continue to be provided successfully, or that customer demand for our services will continue to be strong despite anticipated customer workloads through 2007.

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

RESULTS OF OPERATIONS

Results of operations for year ended December 31, 2007 vs. December 31, 2006

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses.

NET INCOME (LOSS)

Net loss available to common stockholders was approximately $9.8 million or $(0.24) per diluted net loss per share on revenue of approximately $1.9 million for the year ended December 31, 2007 compared with net loss of approximately $1.7 million, or $(0.12) per diluted net loss per share on revenue of approximately $4.7 million for the year ended December 31, 2006. This represents a 60% decrease in revenue and over a 400% increase in net losses.

REVENUES

The broadband installation and wireless infrastructure services recognized revenue of approximately $1.9 million for the year ended December 31, 2007 compared to approximately $4.7 million for the year ended December 31, 2006, a decrease of approximately $2.8 million. The decrease in revenue was a result of the loss of business predominantly attributable to the actions of disloyal former employees     ( see Legal proceedings Juniper vs. Michael  and James Calderhead ).  The film distribution services realized $21,000 for the period ended December 31, 2007.

OPERATING COSTS

The broadband installation and wireless infrastructure and film distribution services incurred operating costs of approximately $1.6 million (86% of revenue) for the year ended December 31, 2007, compared to approximately $3.4 million (73% of revenue) for the year ended December 30, 2006, a increase as a percentage of revenue of 13% . $8,000 (50% of revenue) operating costs were attributable to film distribution services for year ended December 31, 2007, compared to no cost for the year ended December 31, 2006.

GROSS PROFIT

The Company’s gross profit margin for the year ended December 31, 2007 was approximately $267,000 representing 14% of revenue, compared to approximately $1,265,000 gross profit margin for the period ended December 31, 2006 representing 27% of revenue. This deterioration of gross profit is largely attributable to the inability to cover fixed costs as a result of falling revenues, as discussed above. ( see Legal proceedings Juniper vs. Michael  and James Calderhead ).

HOLDING COMPANY (JUNIPER GROUP)

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses. Operating expenses for the year ended December 31, 2007  were approximately  $2,707,000  compared to approximately $2,251,000 for the year ended December 31, 2006, an increase of  approximately $456,000  or 20%. The increase was due mainly to the increase in professional fees in 2007.

Financing Expense

Interest expense and  amortization of debt discount were approximately $176,000 and $386,000, respectively, in 2007 and $155,000 and 226,000, respectively, in 2006. Loss on adjustment of derivative and warrant liabilities to fair value amounted to $6.5 million in 2007 versus $73,000 in 2006. This increase due to several factors; 1) the increase in borrowings which have increased the underlying value of the derivative liabilities; 2) the decrease in the price of the Company’s common shares which affect the value of the derivative and warrant liabilities; and  3)general market conditions.

Revaluation of Film Licenses

The Company reevaluated the value of its film library in 2007 and 2006, based primarily on management’s estimate of the discounted net present value of the future revenue stream of its film titles by $20,672 in 2007 and $296,000 in 2006.

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

HOLDING COMPANY (JUNIPER GROUP)

Operating Expense

The Holding Company does not have any income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses. Operating expenses for the year ended December 31, 2006 were $1,375,000 compared to $1,897,000 for the year ended December 31, 2005, a decrease of $552, 000 or 28%. The decrease was due mainly to the reduction of general and administrative expenses incurred in 2005 with the wind down of the Company’s services to wireless and cable companies in residential and business subscribers.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had a working capital deficit of approximately ($870,000), compared to a working capital deficit of approximately ($1,632,000) at December 31, 2006. The ratio of current assets to current liabilities was 0.08:1 at December 31, 2007, and 0.39:1 at December 31, 2006. Cash flow used for operations during 2007 was $1,623,000.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised  $1,200,000 through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service.

The fact that the Company continued to sustain losses in 2007, had negative working capital at December 31, 2007 and still requires additional sources of outside case to sustain operations, continued to increase uncertainty about the Company’s ability to continue as a going concern.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2008. In addition, any event of default such as our failure to repay the principal or interest on our 8% Callable Secured Convertible Debentures when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

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

BACKLOG

None

FINANCING

The Company entered into the following Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC: (A) on December 28, 2005 for the sale of (i) $1,000,000 in Callable Secured Convertible Notes and (ii) warrants to buy 1,000,000 shares of our common stock; (B) on March 14, 2006 for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,000,000 shares of our common stock; (C) the Company entered into a Security Purchase Agreement with New Millenium Capital Partners II, LLC, AJW Partners, LLC and AJW Master Fund Ltd. on September 13, 2007 for the sale of (i) $600,000 in Callable Secured Convertible Notes and (ii) Warrants to buy 20,000,000 shares of our common stock; and (D) a Security Purchase Agreement with New Millenium Capital Partners II, LLC, AJW Partners, LLC and AJW Master Fund Ltd. on December 26, 2007 for the sale of (i) $100,000 in Callable Secured Convertible Notes and (ii) Warrants to buy 1,000,000 shares of our common stock .  The Company has sold all callable convertible notes.
The Callable Secured Convertible Notes bear interest at 8%, mature on January 15, 2009 with respect to the initial $500,000, on March 14, 2009 with respect to $300,000, on May 11, 2011 with the respect of second $500,000, on September 13, 2010 with respect to $600,000, and on December 26, 2010 with respect to $100,000.  The first $1,300,000 are convertible into our common stock, at the investors' option, at the lower of (i) $0.05 or (ii) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date; the $600,000 is convertible into our common stock at the investors’ option, at the lower of (i) $0.0375 or (ii) 35% of the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before, but not including the conversion date; the $100,000 is convertible into our common stock at the investors’ option, at the lower of (i) $0.0375 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before, but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes are due upon default under their terms. The initial 1,000,000 warrants are exercisable until five years from the date of issuance at a purchase price of $0.13 per share; the second Convertible Notes of  7,000,000 warrants are exercisable until five years from the date of issuance purchase price of $0.10 per share; the third Convertible Notes of 20,000,000 warrants are exercisable until seven years from the date of issuance at a purchase price of $0.005 per share; and the final Convertible Notes of 1,000,000 warrants until seven years from the date of issuance at a purchase price of $0.005 per share . In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

On January 31, 2008, the Company entered into a Securities Purchase Agreement with New Millenium Capital Partners II, LLC, AJW Qualified Partners, LLC, and AJW Master Fund Ltd., whereby $147,542 of accrued interest payable was converted into the same amount of callable Secured Notes at 2% on terms similar to those above.

On March 14, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $50,000 in callable Secured Notes at 8% and stock purchase warrants to buy 500,000 shares of our common stock.

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

 CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2007. Since December 31, 2007, there have been no material changes to our critical accounting policies.

We have identified the following policies as critical to our business and the understanding of its results of operations.  The impact of these policies is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. Preparation of this report requires our use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expense amounts for the periods being reported. On an ongoing basis, we evaluate these estimates, including those related to the valuation of accounts receivable, and the potential impairment of long lived assets. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

REVENUE RECOGNITION

We follow the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no. 101, “revenue recognition” (“SAB 101”). We have revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The cost of operations for the broadband installation and wireless infrastructure segment is reflected in the statement of operations using the completed contract method. Accordingly, any contracts that have estimated costs that are greater than the contacted revenue will accrue a loss for us under these contracts.

Revenue from licensing agreements is recognized when the license period begins and the licensee and the Company become contractually obligated under a noncancellable agreement. All revenue recognition for license agreements is in compliance with the AICPA’s Statement of Position 00-2, Accounting by Producers or Distributors of Films.

The Company enters into contracts principally on the basis of competitive bids, the final terms and price of which are frequently negotiated with the customer.  The Company also performs services on a cost-plus or time and materials basis. The Company completes most projects with a ninety day period.

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

VALUATION OF ACCOUNTS RECEIVABLE
 Collectability of accounts receivable is evaluated for each customer based on the  industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts.

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

If the net resalable value of our film licenses is significantly less than management’s estimate, it could have a material effect on our financial condition.

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

For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Accordingly, revenue estimates are reviewed periodically and are revised if necessary. A change in revenue projections could have an impact on our results of operations. Costs of film are subject to valuation adjustments pursuant to applicable accounting rules. During 2006, we revised the value of our film library by approximately 61% of its carry value and have continued to revise the value in 2007.  The net realizable value of the licenses and rights are reviewed by management annually. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions or impairment indicators arise that are less favorable than our projections, film write-downs may be required.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements :-

a.	A brief description of the provisions of this Statement

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

In November 2006, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for Modifications (or Exchange) of Convertible Debt Instruments” (EITF 06-6).  This consensus supersedes EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and applies to modifications or exchange of debt instruments that occur during interim or annual reporting periods.  We are currently evaluating the impact of EITF 06-6 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal year beginning after November 15, 2007.  We are in process of determining the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The  Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

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

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Vlado P. Hreljanovic, who is our Chief Executive Officer and our Chief Financial Officer, Vlado P. Hreljanovic, who holds both positions.

We recognize that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

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

Name	Age	Positions W/Company	Director Since
Vlado P. Hreljanovic	60	Chairman of the Board, President, CEO and CFO	1987
Barry S. Huston	62	Director	2000
Peter W. Feldman	63	Director (1)	2003
James A. Calderhead	42	President/Juniper Services, Inc. (2)	2005

(1)	Resigned in September, 2006
(2)	The Company Terminated the Agreement in May 2007 (See Litigation Section)

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5 were required and filed for those persons, the Company believes that, during the period from January 1, 2007 through December 31, 2007, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year for services provided to us and our subsidiaries in 2007 and 2006.

Summary Compensation Table

All amounts below are restated, if applicable, to give effect to the June 5, 2003, 1 for 8 reverse stock split.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Vlado P. Hreljanovic, Chief Executive Officer	2007 2005	219,883(1) 221,893(3)	0 0	0 0	0 0	0 0	0 0	39,051(2) 56,364(4)	258,934 278,257
James A. Calderhead,President, Juniper Services	2007 2006	70,000 157,692	0 45,000(6)	0 0	0 0	0 0	0 0	5,158(5) 14,581(7)	75,158 217,273

(1)	In 2007, Mr. Hreljanovic’s, has accrued and not received gross salary in the amount of $179,268 and has been paid a gross salary of 40,615 for a total of $219,883.
(2)	Other compensation for Mr. Hreljanovic in 2007 was primarily comprised of automobile lease payments and insurance premium of $22,460 and health and life insurance premium of $16,951.
(3)	In 2006, Mr. Hreljanovic’s, has accrued and not received gross salary in the amount of $216,355 and has been paid a gross salary of $5,538 for a total of $221,893..
(4)	Other compensation for Mr. Hreljanovic in 2006 was primarily comprised of automobile lease payments and insurance premium of $28,819 and health and life insurance premium of $27,545.
(5)	Other compensation for Mr. Calderhead for the year ended December 31, 2007 was primarily composed of health insurance premium of $5,158.
(6) For the year ended December 31, 2006, Mr. Calderhead has accrued a bonus of $45,000 and has received as payment of bonus $25,213.
(7)	Other compensation for Mr. Calderhead for the year ended December 31, 2006 was primarily composed of automobile reimbursement payments of $4,800 and health insurance premium of $9,781.

Aggregate Option Exercises in Last Fiscal Year and Year-end Options

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration on Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested (#)
Vlado P. Hreljanovic, Chairman of the Board, Chief Executive Officer (1)	500,000	-0-	-0-	$ 0.21	2/1/2009	-0-	-0-	-0-	-0-
James A. Calderhead, President Juniper Services (2)	300,000	-0-	-0-	$ 0.31	2/7/2010	-0-	-0-	-0-	-0-

(1)           These options were granted to Mr. Hreljanovic on February 2, 2004.

(2)	These options were rescinded in May 2007 (See Litigation Section).

Director Compensation

Name	Fees Earned or Paid in Cash ($	)	Stock Awards ($	)	Option Awards ($	)	Non-Equity Incentive Plan Compensation ($	)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($	)	Total ($	)
Vlado P. Hreljanovic, Chairman	0		0		0		0		-	0		0
Barry Huston Director	0		0		0		0		-	0		0
Peter Feldman Director (1)	0		0		0		0		-	0		0

(1) Resigned on September 30, 2006

Employment Agreements with Executive Officers

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on April 30, 2007, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors, have authorized a an extension expiring on June 30, 2008 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2007 was scheduled to be approximately $219,900. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic received in net salary of $33,230 for a gross of $40,615 and the balance of $179,268 was accrued and not paid.

Under the terms of this employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to his accrued and not paid salary and to a lump sum cash payment equal to approximately three times his current base salary.

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

 (1) These options are outstanding and exercisable at December 31, 2006. These options were rescinded at the termination of his employment agreement in May 2007 (See Litigation Section).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2008 (i) the name and address of each person who owns of record or who is known by the Board of Directors to be a beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, (iii) each of the Company’s executive officers, and (iv) all of the Company's Executive Officers and Directors as a group.

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

Amount and Nature of Beneficial Ownership

	Amount and Nature of Beneficial Ownership	Percentage of Class
Vlado P. Hreljanovic 60 Cutter Mill Road Suite 611 Great Neck, NY 11021	398,937,214(1)	50.06%
Barry S. Huston 20 Melby Lane East Hills, NY 11576	201,957 (2)	0.00%
Peter W. Feldman (a) 111 Great Neck Road Suite 604 Great Neck, NY 11021	100,000 (3)	0.00%
All current directors and named officers as a group (3 in all)		50.06%

(a) Resigned September 30, 2006

(1)
Includes 6,500,000 shares of the Voting Non-Convertible Redeemable Series D Preferred Stock par value $0.001 entitled to 60 votes per share, 220,000 shares of Voting Convertible Redeemable Series C Preferred Stock par value $0.10 entitled to 30 votes per share,  and 500,000 shares of Common Stock issuable upon exercise of options granted to Mr. Hreljanovic under the 2003 Equity Incentive Plan.  Includes an aggregate of 1,423,886 shares of Common Stock owned by Mr. Hreljanovic's children.

(2)	Includes 150,000 shares of Common Stock issuable upon exercise of options granted to Mr. Huston under the 2003 Equity Incentive Plan.

(3)	Includes 100,000 shares of common stock issuable upon exercise of options granted to Mr. Feldman under the 2003 Equity Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid rent under a sublease during 2007 and 2006 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2007 and 2006 was approximately $60,000 and $91,000 respectively. The master lease and the Company’s lease on this space expires on November 30, 2016.

The Company acquired distribution rights to two films from a company affiliated with our Chief Executive Officer, for a ten-year license period, which expires on June 5, 2008. We are obligated to pay such company producers' fees at the contract rate. Such payments will be charged against earnings. In 2007, no payments were made to such company and no revenue was recognized from such films.

Throughout 2007 and 2006, the Company’s principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from time to time. The net outstanding balance due to the officer was approximately $417,000 at December 31, 2007.

As part of salary, bonuses and other compensation, the Company’s President and Chief Executive Officer, has accrued and not received gross salary in the amount of $179,268 and has received as net salary of $33,230 for a gross of $40,615in 2007.

During 2006, legal services were performed by a firm in which Mr. Barry S. Huston, a member of our Board of Directors, is a Partner. Such services related to the collection and settlement of various receivables. For their services, Mr. Huston's firm receives compensation on a contingent basis (one third upon settlement). During 2007 no legal services or compensation was paid to Mr. Huston.

ITEM 13. EXHIBITS.
Exhibit Description:
Exhibit		Incorporated By Reference
2.1	Agreement and Plan of Merger dated as of January 20, 1997 between the Registrant and Juniper Group, Inc., a Nevada corporation	(2)
3.1	Certificate of Incorporation of the Registrant, as amended	(1)
3.2	Amendment to the Certificate of Incorporation of the Registrant, filed March 7, 1997	(3)
3.3	Certificate of Incorporation of Juniper Group, Inc., a Nevada corporation.	(2)
3.4	By-Laws of the Registrant (1)	(1)
3.5	Amendment to the By-Laws of the Registrant approved by shareholders of the Registrant on February 12, 1997	(2)
3.6	By-Laws of Juniper Group, Inc., a Nevada corporation	(2)
3.7	Certificate of Designation, Power, Preferences and Rights of Series C Preferred Stock	(8)
4.1	1999 Stock Option Plan	(2)
4.2	2000 Stock Option Plan	(3)
4.3	2001 Stock Option Plan	(4)
4.4	2002 Equity Incentive Plan	(5)
4.5	2003 Equity Incentive Plan	(6)
4.6	2004 Consultant Stock Plan (7)	(7)
10.1	Form of Securities Purchase Agreement between Juniper Group, Inc. and certain investors	(9)
10.2	Form of Callable Security Convertible Note issued by Juniper Group, Inc. and certain investors	(9)
10.3	Form of Stock Purchase Warrants issued by Juniper Group, Inc.	(9)
10.4	Registration Rights Agreement between Juniper Group, Inc. and certain investors	(9)
10.5	Security Agreement between Juniper Group, Inc. and certain investors	(8)
10.6	Stock Exchange Agreement and Plan of Reorganization between Juniper Services, Inc. and New Wave Communications, Inc.	(8)
10.7	Form of Securities Purchase Agreement between Juniper Group Inc. and certain investors	(11)
10.8	Form of Callable Security Convertible Note issued by Juniper Group, Inc. and certain investors	(11)
10.9	Form of Stock Purchase Warrants issued by Juniper Group, Inc.	(11)
10.10	Registration Rights Agreement between Juniper Group, Inc. and certain investors	(11)
10.11	Security Agreement between Juniper Group, Inc. and certain investors	(11)
10.12	Form of Securities Purchase Agreement between Juniper Group Inc. and certain investors	(14)
10.13	Form of Callable Security Convertible Note issued by Juniper Group, Inc. and certain investors	(14)
10.14	Form of Stock Purchase Warrants issued by Juniper Group, Inc.	(14)
10.15	Registration Rights Agreement between Juniper Group, Inc. and certain investors	(14)
10.16	Security Agreement between Juniper Group, Inc. and certain investors	(14)
10.17	Form of Securities Purchase Agreement between Juniper Group Inc. and certain investors	(15)
10.18	Form of Callable Security Convertible Note issued by Juniper Group, Inc. and certain investors	(15)
10.19	Form of Stock Purchase Warrants issued by Juniper Group, Inc.	(15)
10.20	Registration Rights Agreement between Juniper Group, Inc. and certain investors	(15)
10.21	Security Agreement between Juniper Group, Inc. and certain investors	(15)
10.22	Form of Securities Purchase Agreement between Juniper Group Inc. and certain investors	(17)
10.23	Form of Callable Security Convertible Note issued by Juniper Group, Inc. and certain investors	(17)
10.24	Form of Stock Purchase Warrants issued by Juniper Group, Inc.	(17)
10.25	Registration Rights Agreement between Juniper Group, Inc. and certain investors	(17)
10.26	Security Agreement between Juniper Group, Inc. and certain investors	(17)
21.1	Subsidiaries of Juniper Group, Inc.	(8)
31.1	Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto
32.1	Certification by President and Chief Financial Officer, Vlado P. Hreljanovic, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(1)	Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 1996
(2)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting held on December 30, 1999
(3)	Incorporated by reference to the Company’s Proxy Statement for its Annual Meeting held on December 27, 2000
(4)	Incorporated by reference to the Company’s Form S-8 filed on October 1, 2001, as amended on October
(5)	Incorporated by reference to the Company's Form S-8 filed January 3, 2003
(6)	Incorporated by reference to the Company's Form S-8 filed July 11, 2003.
(7)	Incorporated by reference to the Company's Form S-8 filed April 26, 2004.
(8)	Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005
(9)	Incorporated by reference to the Company's Form 8-K filed January 5, 2006
(10)	Incorporated by reference to the Company's Schedule 14C Information Statement filed June 6, 2006
(11)	Incorporated by reference to the Company's Form 8-K filed August 1, 2006
(12)	Incorporated by reference to the Company's Form SB-2 Registration Statement filed May 11, 2007
(13)	Incorporated by reference to the Company's Form 8-K filed May 18, 2007
(14)	Incorporated by reference to the Company's Form 8-K filed July 13, 2007
(15)	Incorporated by reference to the Company's Form 8-K filed October 9, 2007
(16)	Incorporated by reference to the Company's Form 8-K filed January 24, 2008
(17)	Incorporated by reference to the Company's Schedule 14C Information Statement filed April 24, 2008

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2006 and 2005, the Company changed its’ auditors in 2005 to Morgenstern, Svoboda and Baer, CPA’s, P.C., from Goldstein & Ganz, CPA's P.C. Morgenstern, Svoboda and Baer, CPA’s, P.C. did not  provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Morgenstern, Svoboda and Baer, CPA’s, P.C. to the Company for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Audit Fees (1)	37,264	72,600
All Other Fees	3,693	37,100
Total Fees for Services Provided	40,967	109,700

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
Juniper Group, Inc.

We have audited the accompanying consolidated balance sheets of Juniper Group, Inc. (“Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, consolidated statements of stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juniper Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
May 14, 2008

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006
ASSETS

Current Assets
Cash	$-	$202,773
Accounts receivable-trade (net of allowance)	204,523	616,282
Costs in excess of billings on uncompleted projects	6,712	59,159
Prepaid expenses and other current asset	$174,814	$87,494
	386,049	965,707
Film licenses	151,101	180,173
Property and equipment net of accumulated depreciation of $737,167 and $ 1,327,454, respectively	310,092	399,897
TOTAL ASSETS	$847,242	$1,545,777
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Bank Overdraft	$108,613	$-
Accounts payable and accrued expenses	1,549,344	1,454,272
Notes payable and capitalized leases - current portion	1,317,958	235,587
Preferred stock dividend payable	34,983	28,897
Due to officer	417,735	305,000
Due To shareholders & related parties	47,009	574,315
Total current liabilities	3,475,642	2,598,071
Notes payable and capitalized leases, less current portion	709,528	295,360
Derivative liability related to convertible debentures	9,511,641	1,529,211
Warrant liability related to convertible debentures	20,289	305,053
Total liabilities	$13,717,100	$4,727,695

Shareholders’ Deficit

12% Non-voting convertible redeemable preferred stock: $.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at December 31, 2007 and 2006: aggregate liquidation preference, $50,714 at December 31, 2007 and 2006	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized, issued and outstanding at December 31, 2007 and 2006	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock $0.10 par value 300,000 shares authorized, 80,000 shares issued at December 31, 2007	8,000	-
Voting Series D Preferred Stock $0.001 par value 6,500,000 authorized, issued and outstanding at December 31, 2007	6,500	-
Common Stock - $0.10 par value, 750,000,000 shares authorized, 142,218,938 and 15,670,122 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	142,216	15,669
Capital contributions in excess of par:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to Series B Preferred Stock voting	3,172,415	3,172,415
Attributed to Series C Preferred stock voting	22,000	-
Attributed to Series D Preferred stock voting	-	-
Attributed to common stock	22,173,857	22,194,785
Deficit	(38,433,488)	(28,603,429)
Total Shareholders’ deficit	(12,869,858)	(3,181,918)
Total liabilities & shareholders’ deficit	$847,242	$1,545,777

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2007	_ 2006__
Revenues:
Broadband Installation and Wireless Infrastructure Services	$1,875,297	$4,674,293
Film Distribution Services	21,000	6,600

	1,896,297	4,680,893
Operating Costs:
Broadband Installation and Wireless Infrastructure Services	1,621,577	3,416,340
Film Distribution Services	8,000	-
	1,629,577	3,416,340
Gross Profit	266,720	1,264,553

Selling, general and administrative expenses	2,698,667	2,250,755
Revaluation of film licenses	22,089	295,850
Interest Expense	176,323	155,140
Loss on Asset Disposition	-	295
Settlement Expense	310,000	-
Loss on adjustment of derivative and warrant liabilities to fair value	6,497,666	72,484
Amortization of Debt Discount.	385,947	225,923
	10,090,693	3,000,447
Net (loss) before other income	(9,823,973)	(1,735,894)
Settlement Income	-	355
Net (loss)	$(9,823,973)	$(1,735,539)
Preferred stock dividend	(6,086)	(6,086)
Net (loss) available to common stockholders	$(9,830,059)	$(1,741,625)
Weighted average number of shares outstanding	41,598,471	14,556,675
Basic and diluted net (loss) per common share	$(0.236)	$(0.120)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2007	2006
Operating Activities:
Net (loss)	$(9,823,973)	$(1,735,539)
Adjustments to reconcile net cash provided by operating activities:
Bad debt	1,200	14,381
Amortization of film licenses	8,399	5,806
Amortization of debt discount	385,947	225,923
Unrealized (gain) loss of derivative liabilities	6,497,664	72,484
Depreciation and amortization expense	114,581	177,336
Settlement Expense	310,000
Payment of compensation to employees and consultants with equity		5,000
Re-evaluation of film licenses	20,673	295,850
Loss on disposition of assets	(15,796)	295
Changes in other operating assets and liabilities:
Accounts receivable	410,559	403,204
Costs in excess of billings on uncompleted projects	52,447	14,675
Prepaid and other current assets	(87,320)	21,386
Accounts payable and accrued expenses	125,076	90,257
Notes payable	-	(17,552)
Due to officers and shareholders	377,256	264,327
Preferred stock dividend payable	6,086	-
Net cash (used for) operating activities	$(1,623,287)	$(162,167)

Investing activities:
(Purchase) of equipment and licenses	(51,700)	(165,119)
Payment for acquisitions net of cash acquired	42,720	(222,105)

Net Cash (used for) investing activities:	(8,980)	(387,224)

Financing Activities:
Payment of borrowings	(178,416)	(82,143)
Proceeds from borrowings	1,499,298	300,000
Proceeds from borrowings from officers and shareholders	-	262,587
Payment of borrowings from officers and shareholders	-	(105,193)
Bank Overdraft	(108,613)	-

Net cash provided by financing activities:	1,212,269	375,251

Net increase (decrease) in cash	(202,773)	(174,140)

Cash at beginning of period	202,773	376,913

Cash at end of Period	$0	$202,773
Supplemental Interest	$23,877	$27,222

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Non-Voting Preferred Stock		Series B Preferred Stock		Common Stock
	Non-Voting Preferred Stock	Capital Contributions in Excess Of Par	Par Value At $.10	Capital Contributions in Excess of Par	Par Value At $.001	Capital Contributions in Excess of Par	(Deficit)	Notes for Subscription Receivable	Total

December 31, 2005	$2,536	$22,606	$11,749	$2,561,769	$14,232	$22,162,291	$(26,861,804)		$(2,086,621)
Cancellation of prior stock awards					(130)	(5,070)			(5,200)
Compensation to Consultants					250	4,750			5,000
Stock issuance related to New Wave Acquisition			1,974	628,239					630,213
Reversal of Preferred			(223)	(17,593)	445	17,371
Conversion of short term notes					720	13,680			14,400
Partial conversion of convertible debentures					152	1,763			1,915

Net (loss) for the year ended December 31, 2006							(1,741,625)		(1,741,625)
December 31, 2006	$2,536	$22,606	$13,500	$3,172,415	$15,669	$22,194,785	$(28,603,429)		$(3,181,918)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	December 31, 2006	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net (loss) for the year ended December 31, 2007	December 31, 2007

PREFERRED STOCK
Convertible Non-Voting:
Par Value @ $0.10	$ 2,536	-	-	-	-	-	$ 2,536
Capital Contributions in Excess of Par	22,606	-	-	-	-	-	22,606
Convertible Voting Series B:
Par Value @ $0.10	13,500	-	-	-	-	-	13,500
Capital Contributions in Excess of Par	3,172,415	-	-	-	-	-	3,172,415
Convertible Voting Series C:
Par Value @ $0.10	-	-	-	8,000	-	-	8,000
Capital Contributions in Excess of Par	-	-	-	22,000	-	-	22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	-	-	6,500	-	-	-	6,500
Capital Contributions in Excess of Par	-	-	-	-	-	-	-

COMMON STOCK
Par Value @ $0.001	15,669	58,742	-	-	67,805	-	142,216
Capital Contributions in Excess of Par	22,194,785	8,359	-	-	(29,287)	-	22,173,857

RETAINED EARNINGS (DEFICIT)	(28,603,429)	-	-	-	-	(9,830,059)	(38,433,488)

TOTAL	$ (3,181,918)	67,101	6,500	30,000	38,518	(9,830,059)	(12,869,858)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Description of Business

Juniper Group, Inc. is a corporation incorporated in the State of Nevada in 1997. The Company’s business is composed of two segments: (1) broadband installation and wireless infrastructure services and (2) film distribution services. Both of these services are operated through two indirect wholly owned subsidiaries of the Company, which are subsidiaries of Juniper Entertainment, Inc. our wholly owned subsidiary.

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

Revenue and Cost Recognition

In the Wireless Infrastructure services, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with customer. Although the terms of its contracts vary considerably, most services are made on a cost- plus or time and materials basis. The Company completes most projects within six months. The

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recognizes revenue using the completed contract method. The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no. 101, "revenue recognition“ ("SAB 101"). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

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

The Company had five major customers representing over 68% of sales revenue for year ending December 31, 2007. Within the industry in which the Company operates, these concentrations are the product of a limited customer base. The Company had three sub-contractors during the year ending December 31, 2007 which represented over 41% of the Company’s total subcontracting costs.  The Company had two customers who accounted for 70.40% of accounts receivable at December 31, 2007.

Film Licenses

Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments (See Note 5).

Producers retain a participation in the profits from the sale of film rights; however, producers' share of profits is earned only after payment to the producer exceeds the guaranteed minimum, where minimum guarantees exist. In these instances, the Company records as participation expense an amount equal to the producer’s share of the profits. The Company incurs expenses in connection with its film licenses, and in accordance with license agreements, charges these expenses against the liability to producers. Accordingly, these expenses are treated as payments under the film license agreements. When the Company is obligated to make guaranteed minimum payments over periods greater than one year, all long term payments are reflected at their present value. Accordingly, in such case, original acquisition costs represent the sum of the current amounts due and the present value of the long term payments.

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

Amortization of Intangibles

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31, 2007	December 31, 2006
Net (loss) available for Common Stockholders	$(9,830,059)	$(1,741,625)
Add stock-based employee compensation expense included in reported net income, net of taxes	-	-
Deduct stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes -after adoption of SFAS 123R	-	-
Pro forma	$(9,830,059)	$(1,741,625)
Basic net (loss) per common share: As reported	$(0.236)	$(0.12)
Pro forma	$(0.236)	$(0.12)
Diluted net loss per common share: As reported	$(0.236)	$(0.12)
Stock option expense, net of taxes	-	-
Pro forma	$(0.236)	$(0.12)

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

New Accounting Pronouncements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements :

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

In November 2006, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 06-6, “Debtor’s Accounting for Modifications (or Exchange) of Convertible Debt Instruments” (EITF 06-6).  This consensus supersedes EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and applies to modifications or exchange of debt instruments that occur during interim or annual reporting periods.  We are currently evaluating the impact of EITF 06-6 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting date.  SFAS 159 is effective for fiscal year beginning after November 15, 2007.  We are in process of determining the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The  Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

  NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $60,242 and $61,442 at December 31, 2007, and December 2006, respectively.

NOTE  3-    Prepaid Expenses And Other Current Assets

At December 31, 2007, prepaid expenses and other current assets consisted of significant items such as: prepaid insurance expenses of $24,218, advances to employees of $14,223  and other prepaid consulting expenses of $100,000.

At December 31, 2006, prepaid expenses and other current assets consisted of significant items such as: prepaid insurance expenses of $18,000; advances to employees of $10,000 other prepaid consulting expenses of 58,000.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property and Equipment

Depreciation expense for the year ending December 31, 2007 and 2006 was $114,581 and $159,112. At December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
Vehicles	$623,839	$613,267
Equipment	833,404	826,565
Website Costs	207,284	207,284
Leasehold improvements	53,296	53,296
Furniture and fixtures	26,939	26,939
Total property and equipment	1,745,316	1,727,351
Accumulated depreciation	(1,435,225)	(1,327,454)
Property and equipment, net	$310,092	$399,897

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

The Company has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy. At the end of each year, 2007 and 2006, we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. The Company took a charge of approximately $22,089 in 2007 and $296,000 in 2006. While we have not discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote the resources of the Company in this area.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Based upon the Company's estimated net present value of future revenue as of December 31, 2007, the following shows the anticipated film forecast revenue.

# of Films	Expiration of Film License & Book Value	Film Forecast Revenue	%

14	2009	17,600	8.96
15	2011	29,100	14.81
12	2013	48,700	24.78
18	2014	72,700	37.00
18	2017	20,400	10.38
3	2019	8,000	4.07
80		$196,500	100.00

NOTE-6- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at December 31, 2007 and 2006

Description	December 31, 2007	December 31, 2006
Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$ 119,538	$ 159,573
Various notes due currently with various interest rates	110,957	100,000
Convertible notes due currently to related parties with interest at various interest rates	735,857	-
Note Payable, Bank	300,250	46,000
Note Due 2010	216,667	-
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $(1,386,765)	544,218	____225,374
	2,027,487	530,947
Less current portion	1,317,958	____235,587
Long term portion	$ 709,528	$ 295,360

The Company currently has a bank line of credit of $300,250 of which it has used $300,250 as of December 31, 2007 at an interest rate of 7.75% with a maturity on June 6, 2008.

A 7% Convertible Note matured in 2007 and is currently classified in Notes Payable as terms for an extension are currently being negotiated.

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including a Note Payable due 2010 with payments of approximately $7,200 due monthly.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  We currently have over $1,900,000 callable secured convertible notes outstanding, after giving effect to conversions throughout the year. Subsequent to December 31, 2007, on January 31, 2008, $147,542 of accrued interest on these notes was converted to a debenture with similar terms and conditions. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.  If the Company does not have sufficient authorized commons shares available to meet the conversion request, it may need to increase its authorized shares.  As of December 31, 2007, the Company’s authorized common shares would be insufficient to meet a request to convert all of the notes at current market prices.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

NOTE 7 - Shareholders' Equity

The Company issued common stock through various private placements and the exercise of options. The prices at which the shares were negotiated and sold varied, depending upon the bid and ask prices of the Company's common stock quoted on the OTCBB stock exchange. The Company received $325,000 for 3,250,000 shares of common stock in 2006 and none in 2007.

In connection with various expenses and payables for operating activities, the Company did not issue any shares in 2006 and 2007.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net (loss) per common share for 2007 and 2006 has been computed by dividing net (loss), after preferred stock dividend requirements of  $6,086 in both years, by the weighted average number of common shares outstanding throughout the year of 41,598,471 and 14,556,675, respectively.

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

Options Granted

A summary of option transactions for the two years ended December 31, 2007, follows:

	Options	Weighted average option price
Outstanding at December 31, 2005	1,175,000	0.23
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2006	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Rescinded/Expired	(300,000) (1)	-
Outstanding at December 31, 2007	875,000	$0.20

(1)	These Options were rescinded (See Litigation Section).

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. At December 31, 2007, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2008, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31, 2007, were $34,983. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

Non-Convertible Series D Voting Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes-per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  6,500,000 shares Series D Preferred Stock has been issued to the Company’s President.

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2007, 7,310,000 have been designated for the Company’s four classes of preferred stock.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of warrants outstanding at December 31, 2007

Warrants	Date Issued	Expiration Date	Price
4,375	4/2003	4/2008	$2.08
225,000	2/2004	2/2009	0.05
150,000	4/2004	4/2008	0.05
1,000,000	7/2004	7/2010	0.05
133,500	8/2004	8/2009	0.70
667,500	6/2004	6/2009	0.65
105,000	2/2005	2/2010	0.65
21,000	4/2005	4/2010	0.70
762,500	10/2005	10/2010	0.65
500,000	12/2005	12/2010	0.13
7,000,000	3/2006	3/2010	0.10
500,000	5/2007	5/2012	0.13
20,000,000	9/2007	9/2014	0.005
1,000,000	12/2007	12/2014	0.005
32,068,875

NOTE 8 - Related Parties

The Company paid rent month to month during 2007 and 2006 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2007 and 2006 was approximately $60,000 and $91,000, respectively.

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

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company received $21,000 and $3,000 in revenue relating to these films during 2007 and 2006, respectively.

Throughout 2007 and 2006, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at December 31, 2007 and 2006, was approximately $418,000 and $305,000, respectively.

No legal services were rendered by Mr. Huston or his firm in 2006 and 2007; and no fees were paid to Mr. Huston or his firm in 2006.

NOTE 9 - Commitments and Contingencies

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on April 30, 2007, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors have authorized an extension expiring on June 30, 2007 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2007 was scheduled to be approximately $219,900. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company.  Due to a working capital deficit, Mr. Hreljanovic was paid a gross of $40,615 and the balance of $179,268 was accrued and not paid.

Under the terms of this employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled his accrued and not paid salary and to a lump sum cash payment equal to approximately three times his current base salary.

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations. The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of December 31, 2007, no shareholders have asserted any claims against the Company.

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $1,200,000 in 2007, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The fact that the Company continued to sustain losses in 2007, had negative working capital at December 31, 2007 and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2008. We have all planned rounds of financing to date.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

The Company currently has a bank line of credit of $300,250 of which it has used $300,250 as of December 31,2007 at an interest rate of 7.75% with a maturity on June 6, 2008.

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations by acquisition and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations.

The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2008 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Year	Amount
2008	56,353
2009	58,185
2010	60,076
2011	62,028
2012	64,044
Thereafter	271,433

The company has various equipment leases expiring through April 2009.  Minimum future lease payments for these leases are as follows:

For the Year Ending 2007
2008	55,210
2009	33,654
2010	10,955
2011	665
100,484

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

At December 31, 2007, for all plans prior to the 2004 Plan, all options issued under the Plan were granted and either exercised or cancelled.

Under	the 2003 Equity Incentive Plan an aggregate of 1,450,168 options have been issued.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Stock Base Compensation

The Company has stock-based compensation plans, as described above. The Company applied APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan until December 15, 2005, when it adopted Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had employee compensation for the Company's stock options been recognized based on the fair value on the grant date, the Company's income from continuing operations and earnings per share for the two years ended December 31, 2007, would have been impacted as shown in the following table;

	December 31, 2007	December 31, 2006
Net Income
As reported	$(9,830,059)	$(1,741,625)
Pro Forma	$(9,830,059)	$(1,741,625)
Basic and diluted earnings (loss) per share
As reported	$(0.236)	$(0.12)
Pro Forma	$(0.236)	$(0.12)

NOTE 12 - Income Taxes

For the years ended December 31, 2007 and 2006, no provision was made for Federal and state income taxes due to the losses incurred during these periods. As a result of losses incurred through December 31, 2007, the Company has net operating loss carry forwards of approximately $27 million. These carry forwards expire through 2026.

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $10,988,000 at December 31, 2007. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $10,988,000. Deferred tax assets at December 31, 2007 primarily reflect the tax effect of net operating loss carry forwards.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Film distribution services consisting of the acquisition and distribution of rights to films to the domestic as well as the foreign market in the DVD satellite, video and pay/cable. The Company's films licensing are available to be marketed throughout the world.  No internal revenue has been generated during 2007 and 2006.

Business Segment Information
	2007	2006
Revenue:
Broadband Installation & Wireless Infrastructure Services	$1,875,297	$4,674,293
Film Distribution Services	21,000	6,600
	$1,896,297	$4,680,893
Cost of Operations:
Broadband Installation & Wireless Infrastructure Services	$1,621,577	$3,416,340
Film Distribution Services	8,000	-
	$1,629,577	$3,416,340
Operating Income (Loss):
Broadband Installation & Wireless Infrastructure Services	$(1,093,193)	$389,364
Film Distribution Services	(28,744)	(68,171)
Corporate & Other	(8,701,936)	(1,307,396)
	$(9,823,973)	$($986,203)
Identifiable Assets:
Broadband Installation & Wireless Infrastructure Services	$598,064	$1,232,183
Film Distribution Services	151,067	232,346
Corporate & Other	(10,501)	81,248
Total Consolidated Assets	$738,630	$1,545,777
Depreciation Expense:
Broadband Installation & Wireless Infrastructure Services	$106,181	$111,957
Film Distribution Services	8,400	5,806
Corporate & Other	-	41,349
	$114,581	$159,112
Capital Expenditures:
Broadband Installation & Wireless Infrastructure Services	$51,700	$1,34,052
Film Distribution Services	-	31,007
	$51,700	$165,069

The types of identifiable assets included in that corporate line item primarily are cash, prepaid expenses, other current assets, other investments and property and equipment, net of $737,167 of accumulated depreciation

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Quarterly Results of Operations (Unaudited)

2007	First	Second	Third	Fourth	Total
Revenue	$758,054	$345,155	$300,848	$492,240	$1,896,297
Gross Profit (Loss)	$193,639	$(38,994)	$(35,870)	$147,944	$266,720
Net Income (Loss)	$(418,817)	$1,227,148	$(725,668)	$(9,741,310)	$(9,823,973)
Basic and diluted Net Income (Loss) per common share	$(0.027)	$0.08	$(0.024)	$(0.21)	$(0.236)

2006	First	Second	Third	Fourth	Total
Revenue	$1,158,889	$1,214,435	$1,399,672	$907,897	$4,680,893
Gross Profit (Loss)	$257,630	$428,945	$388,234	$189,744	$1,264,553
Net Income (Loss)	$(406,412)	$(4,788,062)	$4,045,264	$(552,416)	$(1,741,625)
Basic and diluted Net Income (Loss) per common share	$(0.028)	$(0.329)	$0.278	$(0.041)	$(0.120)

NOTE 16 - Supplemental Cash Flow Information

Cash paid for interest totaled $ 23,877 in 2007 and $27,222 in 2006.

During 2007 the Company issued 65,086,836 shares of its common stock upon conversion of $68,564 of its 8% Callable Secured Convertible Notes and issued 67,805,280 of its common stock upon conversion of $38,519 of notes payable to related parties.

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

NOTE 17 - Restatement

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

NOTE 18 - Subsequent Events

On January 31, 2008, the Company entered into a Securities Purchase Agreement with the holders of its Callable Secured Convertible Notes, whereby $147,542 of accrued interest payable as of  November 30, 2007 was converted into the same amount of Callable Secured Convertible Notes on terms similar to those above.

On March 14, 2008, we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and stock purchase warrants to buy 500,000 shares of our common stock.

220,000 shares of Series C Preferred Stock have been issued on February 14, 2008 to the Company’s President.

THIS PAGE LEFT INTENTIONALLY BLANK

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

 JUNIPER GROUP, INC.

Date:               May 14, 2008
Vlado Paul Hreljanovic
President and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Vlado Paul Hreljanovic	Chairman of the Board President, Chief Executive Officer (Principal Executive and Financial Officer)	May 14, 2008

/s/ Barry S. Huston	Director	May 14, 2008