Form 10QSB
period 2008-05-20
JUNIPER GROUP INC
filed 2008-05-20
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(561) 482-9327
-----------------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126.2) of the Exchange Act: Yes__ No X_

As of May 2, 2008, 748,732,137 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements
JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008 (Unadudited)	December 31, 2007 (Audited)

Current Assets
Cash	$-	$-
Accounts Receivable – Trade (net of allowance)	153,142	204,523
Costs in Excess of Billings on Unpaid Projects	37,632	6,712
Prepaid Expenses and Other Current Assets	130,344	$174,814
Total Current Assets	321,118	386,049
Other Assets
Film Licenses	144,211	151,101
Property and Equipment, Net of Accumulated Depreciation of $1,267,315 and $1,227,356 as of March 31, 2008 and December 31, 2007, respectively.	276,516	310,092
Total Other Assets	420,727	461,193
Total Assets	$741,845	$847,242

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Bank Overdraft	$30,053	$108,613
Accounts Payable and Accrued Expenses	1,599,259	1,549,344
Notes Payable and capitalized Leases – Current Portion	1,325,905	1,317,958
Preferred Stock Dividend Payable	36,504	34,983
Due to Officer	499,406	417,735
Due to Shareholders & Related Parties	31,469	47,009
Total Current Liabilities	3,522,596	3,475,642
Long Term Liabilities
Notes Payable and Capitalized Leases – Less Current Portion	709,018	709,528
Derivative Liability Related to Convertible Debentures	2,648,647	9,511,641
Warrant Liability Related to Convertible Debentures	4,027	20,289
Total Long Term Liabilities	3,361,692	10,241,458
Total Liabilities	6,884,288	13,717,100
Shareholder’s Deficit
Preferred Stock
12% Non-Voting Convertible Redeemable Preferred Stock: $0.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at March 31, 2008 and December 31, 2007: aggregate liquidation preference $50,714 at March 31, 2008 and December 31, 2007, respectively.	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock: $0.10 par value, 135,000 and 135,000 issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock: $0.10 par value, 300,000 authorized and 300,000 issued and outstanding at March 31, 2008 and 80,000 shares issued and outstanding as of December 31, 2007, respectively.	30,000	8,000
Voting Non-Convertible Redeemable Series D Preferred Stock: $0.001 par value, 6,500,000 shares authorized, issued and outstanding as of March 31, 2008 and as of December 31, 2007, respectively.	6,500	6,500
Common Stock: $0.001 par value, 750,000,000 shares authorized, 748,732,137 and 142,218,938 issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	748,732	142,216
Capital contribution in excess of par:
Attributed to 12% Convertible Preferred Stock Non-Voting	22,606	22,606
Attributed to Series B Convertible Preferred Stock Voting	3,172,415	3,172,415
Attributed to Series C Convertible Preferred Stock Voting	22,000	22,000
Attributed to Series D Non-Convertible Preferred Stock Voting	-	-
Attributed to common stock	21,716,090	22,173,857
Deficit	(31,865,573)	(38,433,488)

Total Shareholders’ Deficit	(6,146,197)	(12,869,858)

Total Liabilities and Shareholders’ Deficit	$741,845	$847,242

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ending March 31,
	2008	2007

Revenues:
Broadband Installation and Wireless Infrastructure Services	$280,820	$758,054
Film Distribution Services	-	-
Total Revenue	280,820	758,054

Operating Costs:
Broadband Installation and Wireless Infrastructure Services	251,359	564,415
Film Distribution Services	-	-
Total Cost of Revenue	251,359	564,415

Gross Profit	29,461	193,639

Operating Expenses:
Selling, General and Administrative Expenses	373,905	612,308
Film Licenses Re-Evaluation	6,890	-
Interest Expense	57,031	31,230
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value	(7,076,798)	(92,020)
Amortization of Debt Discount	96,997	60,938
Total Operating Expenses	(6,459,975)	612,456

Net Gain (Loss)	6,569,436	(418,817)
Preferred Stock Dividend	(1,521)	(1,522)
Net Gain (Loss) Available to Common Stockholders	$6,567,915	(420,338)

Weighted Average Number of Shares Outstanding	445,475,538	15,670,122

Basic and Diluted Net Gain (Loss) per Common Share	$(0.015)	$(0.027)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ending March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Gain (Loss)	$6,569,436	$(418,817)

Adjustments to reconcile Net (Loss) to net cash provided by (used in) operating activities:
Unrealized (Gain) Loss on Derivative Liabilities	(7,076,798)	(92,020)
Depreciation and Amortization Expense	39,929	33,653
Amortization of Debt Discount	141,421	60,938
Amortization of Film Licenses	6,890	-
Debt Equity Conversion	137,496
Gain on Disposition of Assets	-	(15,796)
Revaluation of Film Licenses	6,890	-

Changes in Operating Assets and Liabilities:
Accounts Receivable	51,381	160,644
Costs in Excess of Billings on Uncompleted Projects	(30,920)	20,867
Prepaid and Other Current Assets	44,470	(41,875)
Accounts Payable and Accrued Expenses	49,915	150,387
Net Cash (used for) Operating Activities	(66,780)	(142,019)

Cash Flows from Investing Activities:
Return (Purchase) of Equipment and Licenses	(6,353)	(51,700)
Proceeds from Disposition of Fixed Assets	-	35,911
Net cash (used for) Investing Activities	(6,353)	(15,789)

Cash Flows from Financing Activities:
Net Borrowing (Payments) Under Line of Credit	-	(32,896)
Proceeds of Borrowings – net of repayments	85,562	130,221
Proceeds from Borrowings from Officers and Shareholders	66,131	58,759
Repayment of Bank Overdraft	(78,560)	-
Net cash provided by Financing Activities	73,133	156,084

Net increase (decrease) in Cash and Equivalents	-	(1,724)
Cash at beginning of period	-	202,772
Cash at end of period	$00.00	$201,048

Supplemental Cash Flow Information:
Interest paid	$13,399	$3,270
Taxes Paid	$1,085	$2,021

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

PREFERRED STOCK	December 31, 2007	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net Gain for the Three Months ending March 31, 2008	March 31, 2008

Convertible Non-Voting:
Par Value @ $0.10	$2,536	-	-	-	-	-	$2,536
Capital Contributions in Excess of Par	$22,606	-	-	-	-	-	$22,606
Convertible Voting Series B:
Par Value @ $0.10	$13,500	-	-	-	-	-	$13,500
Capital Contributions in Excess of Par	$3,172,415	-	-	-	-	-	$3,172,415
Convertible Voting Series C:
Par Value @ $0.10	$8,000	-	22,000		-	-	$30,000
Capital Contributions in Excess of Par	$22,000	-	-	-	-	-	$22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	$6,500	-	-	-	-	-	$6,500

COMMON STOCK
Par Value @ $0.001	$142,219	190,257	-	-	401,256	-	$733,732
Capital Contributions in Excess of Par	$22,173,857	(161,725)	-	-	(296,042)	-	$21,716,090

RETAINED EARNINGS (DEFICIT)	$(38,433,488)	-	-	-	-	6,567,915	$(31,865,573)

TOTAL	$(12,869,858)	28,532	22,000	-	108,964	6,567,915	$(6,142,443)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Sumary of Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission“ ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have either been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc.(which together with its subsidiaries shall be referred to herein as the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2007, included in the Company's n Form 10-KSB filed with the SEC.

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

The Company had four major customers representing 80% of revenue for three months ending March 31, 2008. Within the industry in which the Company operates, these concentrations are the product of a limited customer base.

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

Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS) No. 13 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $7.1 million and $92,000 for the three months ending March 31, 2008 and for the three months ended March 31, 2007.

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

Intangible assets at March 31, 2008 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

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

We have granted options to purchase common stock to some of our employees at prices equal to the market value of the stock on the dates the options were granted. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. We adopted SFAS No. 123R in the second quarter of fiscal 2006 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options or liability instrument as of the adoption date is expensed over the remaining vesting period. However there was no compensation expense for stock options calculated according to SFAS No. 123R in 2007 or 2008.

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

Net Income per Common Share

The provisions of SFAS No. 128 "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2008 and 2007, net income per common share and net income per common share-assuming dilution are equal.

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

Reclassifications

Certain amounts in the 2007 financial statements were reclassified to conform to the 2008 presentation.

New Accounting Pronouncements

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

NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $60,242 and $60,242 at March 31, 2008, and December 31, 2007, respectively.

NOTE-3 - Property and Equipment

Depreciation expense for the quarter ending March 31, 2008 and March 31, 2007 was $39,929 and $33,653. At March 31, 2008 and March 31, 2008, property and equipment consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Vehicles	$630,192	$623,839
Equipment	833,404	833,404
Leasehold improvements	53,296	53,296
Furniture & Fixtures	26,939	26,939
Total property and equipment	1,543,831	1,537,478
Accumulated depreciation	$(1,267,315)	$(1,227,356)

Property and equipment, net	$276,516	$310,122

NOTE-4- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at March 31, 2008 and December 31, 2007

Description	March 31, 2008	December 31, 2007

Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$90,200	$119,538

Convertible Notes due currently with varying interest rates	126,200	110,957
Various notes due currently with varying interest rates	747,653	735,857
Settlement Payments Due 2010	195,000	216,667
Note payable, Bank	300,318	300,250
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $ (1,528,186))	575,552	544,217
Total	$2,034,923	$2,027,486

Less current portion	1,325,905	1,317,958
Long term portion	709,018	709,528
Total	$2,034,923	$2,027,486

The Company currently has a bank line of credit of $300,000 of which it has used $300,318 as of March 31, 2008 at an interest rate of 7.75% with a maturity on June 6, 2008.

A 7% Convertible Note matured in May 2007 and is currently classified in Current Notes Payable.  The Company is in default in the amount of $50,000.

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including payments of approximately $7,200 due monthly.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and Stock Purchase Warrants to buy 500,000 shares of common stock.  We currently have over $2,050,000 callable secured convertible notes outstanding, after giving effect to conversions throughout the year. On January 31, 2008, $147,542 of accrued interest on these notes was converted to a debenture with similar terms and conditions. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.  If the Company does not have sufficient authorized commons shares available to meet the conversion request, it may need to increase its authorized shares.  As of March 31, 2008, the Company’s authorized common shares would be insufficient to meet a request to convert all of the notes at current market prices.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.  The Company has filed an Information Statement on April 24, 2008, pursuant to section 14 (c) of the Securities Exchange Act of 1934, as amended, to increase the authorized common stock shares from 750,000,000 to 40 billion, and is currently authorized to issue 800 million shares of preferred stock.

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

NOTE-5 - Income Taxes

As a result of losses incurred through December 31, 2006, the Company has net operating loss carry forwards of approximately $27,000,000.  The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in the future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE-6 - Shareholders' Equity

Stock-Based Compensation

Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123), which the Company adopted on December 15, 2005, prescribes the recognition of compensation expense based on the fair value of options on the grant date.

Options Granted

A summary of option transactions for the period from December 31, 2006 to March 31, 2008.

	Options	Weighted average option Price
Outstanding at December 31, 2006	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Rescinded	(300,000)	-
Outstanding at December 31, 2007	875,000	$0.20
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at March 31, 2008	875,000	0.20

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

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock.  In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5, 2007, 6.5 million shares were allocated to the Series D Preferred Stock.  There were 2.69 million shares of blank check preferred remaining at March 31, 2008.

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of March 31, 2008, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2008, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at March 31, 2008, were $36,504. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the three months ended March 31, 2008.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 117,493 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,498,109 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.  As of March 31, 2008, all 135,000 authorized shares were issued and outstanding.

Series C Voting Preferred Stock

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITDA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common stock.  We issued an aggregate of 80,000 shares of Series C Preferred Stock to a group of consultants.  On February 14, 2008, 220,000 Series C Preferred Stock have been issued to the Company’s President.

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

Warrants

A summary of warrants outstanding at March 31, 2008

Warrants	Date Issued	Expiration Date	Price

4,375	4/2003	4/2008	$2.080
225,000	2/2004	2/2009	0.050
150,000	4/2004	4/2008	0.050
1,000,000[a]	7/2004	7/2010	0.050
133,500	8/2004	8/2009	0.700
667,500	6/2004	6/2009	0.650
105,000	2/2005	2/2010	0.650
21,000	4/2005	4/2010	0.700
762,500	10/2005	10/2010	0.650
500,000	12/2005	12/2010	0.130
7,000,000	3/2006	3/2011	0.100
500,000	5/2007	5/2012	0.130
20,000,000	9/2007	9/2014	0.005
1,000,000	12/2007	12/2014	.0005
500,000	3/2008	3/2015	.0005
32,568,875

(a) Represents Options for 400,000, 300,000 and 300,000 shares originally priced at $1.00, $0.75 and $0.65, respectively which were repriced to $0.05 in October, 2005.

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

The Company acquired distribution rights to two films from a company affiliated with the Company’s President, for a ten-year license period, which expires on September 5, 2008.  The Company is obligated to pay such company’s producers’ fees at the contract rate.  Such payments will be charged against earnings.  During the first three months of 2008, no payments were made to such company and no revenue was recognized from such films.

The Company’s principal shareholders and officers made loans to and payments on behalf of the Company and received payments from the Company from the time to time.  The net outstanding balance due to the officers at March 31, 2008 and December 31,2007 was approximately $499,400 and $417,700, respectively.

NOTE 8 - Concentration among large customer’s increases credit risks

The concentration of our business is among a number of large customers which increases our potential credit risks.  Revenue from four customers accounts for 80% as follows:  Sprint 28.4%;  IWS 22.7%;  WFI 19%; and Crown Castle 10%.

In addition, three and two customers accounted for 73.7% and 70.4% of Accounts Receivable at March 31, 2008 and December 31, 2007, respectively.

NOTE 9 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company which expired April 30, 2007 and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors have authorized an extension expiring on June 30, 2008, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash and the Company accrued the unpaid portion. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed from time to time to accept the issuance of shares of the Company’s common stock as part of his unpaid salary.

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations.  The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of March 31, 2008, no shareholders have asserted any claims against the Company.

Going Concern

As shown in the accompanying financial statements, the Company’s revenue decreased to approximately $280,800 through three months ending March 31, 2008, from approximately $758,100 through three months ending March 31, 2007.

The Company is continuing to incur net losses and maintains a negative working capital. While there was net income for the three months ending March 31, 2008, excluding the gain on the fair market valuation adjustment of derivative liabilities, the Company incurred a loss of approximately $7,076,800 in the three months ending March 31, 2008, and approximately $92,000 in the three months ending March 31, 2008.  Working capital deficit approximately ($3,168,100) at March 31, 2008.

The fact that the Company continued to sustain losses in 2008, has negative working capital at March 31, 2008 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company’s ability to continue as a going concern. The Company has developed a plan and has improved cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company’s plan for expanding operations, see the discussion within Item 2. - Management’s Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management’s plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $1,200,000 in 2007and $50,000 in the first quarter 2008, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchase and for the payment of debt to date.  Additionally, the Company raised approximately $127,000 through the sale of 12% Convertible Debentures.  Among the obligations that the Company has not had sufficient cash to pay are its payroll, past payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

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

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding its operations and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations.

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

Year	Amount
2008	56,353
2009	58,185
2010	60,076
2011	62,028
2012	64,044
Thereafter	271,433
Total	572,119

The company has various equipment leases expiring through April 2009.  Minimum future lease payments for these leases are as follows:

Year	Amount
2008	55,210
2009	33,654
2010	10,955
655
Total	100,474

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including a Note Payable due 2010.  Balances outstanding as of March 31, 2008 and December 31, 2007 were 195,000 and 216,667, respectively.

NOTE 10 – Subsequent Event

On March 1, 2008, the Board of Directors authorized to amend its Certificate of Incorporation to increase its authorized common stock from 750 million to 40 billion shares and increase it preferred stock from 10 million to 500 million shares.  On April 24, 2008, the Company filed a definitive Form 14 (c) of the Securities Exchange Act of 1934, as amended, to increase its authorized common stock from 750 million to 40 billion and its preferred stock from 10 million to 500 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2007 Annual Report on Form 10-KSB included in the Registration Statement on Form SB-2 (file #333-131730) which include forward-looking statements.

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

Key Factors Affecting Or Potentially Affecting Results Of Operations And Financial Conditions

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2007, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain for the three months ended March 31, 2008 of approximately $7,077,000 and an unrealized loss for the three months ended March 31, 2007 of approximately 92,000.

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

On September 15, 2007, The Company, through its subsidiaries, commenced a lawsuit against Michael Calderhead and James Calderhead, disloyal former employees, in the United States District Court for the Eastern District of New York (Case No. 07-CV-2413).  The complaint asserts claims against the Calderheads for breaches of a stock exchange agreement, breaches of an employment agreement, and breaches of fiduciary duties owed to Juniper and its wholly-owned affiliate New Wave Communications, Inc. (“New Wave”).  Juniper seeks preliminary and permanent injunctions restraining the Calderheads from, among other things, competing with Juniper and New Wave, as well as compensatory damages in the amount believed to be $10,000,000 and punitive damages and exceptional damages, in the amount of $5,000,000 and attorneys fees, costs and expenses.  On September 22, 2007, the Court granted a temporary restraining order against the Calderheads.  On July 9, 2007, Juniper’s motion for preliminary injunctive relief was heard before the Hon. A. Kathleen Tomlinson, U.S.M.J. and the court continued the temporary restraining order but has not yet ruled on the preliminary injunctive motion.

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

Executive Overview of Financial Results

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

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted through Services. Services operate the Company’s wireless broadband and wireless installation services on a national basis. Its focus in 2008 has been on the expansion of its wireless infrastructure services and support of broadband connectivity for residential and business environments under regional contracts with wireless service providers and equipment vendors. Its direction is to support the demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. (“New Wave“), making it a wholly owned subsidiary of Services

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company services wireless providers primarily in Eastern Illinois, all of Indiana, North Central Florida, Jackson, Mississippi, Georgia and Western Ohio, but is capable of sustained work anywhere within the United States. New Wave is providing services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and Bechtel.  The acquisition of New Wave has added a new dimension to the fundamentals of Juniper Services.

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

The Company has experienced a dramatic reduction in revenue during the second half of 2007 and the first quarter of 2008, largely attributed to the actions of Michael and James Calderhead, former disloyal employees, for their outrageous breaches of various contractual and fiduciary duties owed to the Company, including alleged business interference and employee theft.  Management has taken the following corrective actions to improve the operating performance of the wireless infrastructure services:

1. Commenced a lawsuit in Federal Court against Michael and James Calderhead, seeking preliminary and permanent injunctions restraining the Calderheads from, among other things, competing with the Company and its subsidiaries, as well as compensatory and punitive damages;

2. Hired new management team and reorganized management’s responsibilities. We had added a new Controller, and have promoted our Operational Manager from within the New Wave family;
3. Aligned labor costs with market conditions;
4. Evaluated geographic footprint outside Indianapolis and customer need with customer contracts.  The Company has expanded into new territories, its service footprint to include Mississippi, Florida, Illinois and Georgia.

The Company believes the demand for broadband installation and wireless infrastructure services will increase in the wireless broadband segment during 2008 through the continued support of the cellular market and through a robust wireless industry. Services have deployed its efforts to be able to handle new opportunities with existing staff in order to meet its client’s needs.

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

The Company will choose to concentrate its efforts during the balance of 2008 on assuring the implementation of its services to its key national providers on a national platform. The Company believes that this trend for outsourcing in the deployment and support for wireless and broadband customer services will continue to strengthen as the industry matures. As the economic environment continues its improvement this year, the Company believes that its prospects for the expansion of its wireless Infrastructure services are good for 2008. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

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

Three Months Ending March 31, 2008 vs. Three Months Ending March 31, 2007.

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

During the three month period ending March 31, 2008, Juniper Pictures generated no of revenue.  Certain of our films that generate revenue when contracts were signed and are still under license and are currently being aired by licenses.

NET INCOME (LOSS)

While there was net income available to common stockholders of approximately $6,567,000, or $0.015 per share on revenue of approximately $280,800 for the three months ended March 31, 2008, it did not exclude the gain on the fair market evaluation adjustment of derivative liabilities, the Company incurred a gain of approximately 7,076,800.  Compared to a net loss of approximately $420,000 or ($0.027) per share on revenue of approximately $758,000 for the three months ended March 31, 2007, which did not exclude the gain on the fair market evaluation adjustment of derivative liabilities, the Company incurred a gain of approximately $92,000.  This represents a 63% decrease in revenue and a 166% swing in net income.

Broadband Installation And Wireless Infrastructure Services

Revenues

The broadband installation and wireless infrastructure services generated revenues of approximately $280,800 for the three month period ending March 31, 2008 compared to approximately $758,100 for the three month ending March 31, 2007, a decrease of approximately 63%. The decrease in revenue was attributable to several factors including the alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for their outrageous breach of various contractual and fiduciary duties owed to the Company and a reduction in construction activity by major customers.

Operating Costs

The broadband installation and wireless infrastructure incurred operating costs of approximately $251,400 (89% of revenue) for the three month period ending March 31, 2008, compared to approximately $564,400 (74% of revenue) for the three month ending March 31, 2007, a decrease of approximately $313,000, and a reduction of 63% of revenue.

Gross Profit

The Company’s gross profit margin for the three month ending March 31, 2008 was approximately a negative $29,461 representing 10.5% of revenue, compared to approximately $193,600 gross profit margin for the three month ending March 31, 2007 representing 26% of revenue.  The poor gross profit results arose from the inability of the Company to completely absorb its fixed cost in the three months ending March 31, 2008.

Selling and General Administrative Costs

Selling, general and administrative expenses decreased from approximately $612,300 for the three month ending March 31, 2007 to approximately $375,900 for the three month ending March 31, 2008 a 61% decrease. However, the selling, general and administrative as a percentage increased from 81% of revenue for the three month ending March 31, 2007 to 134% of revenue for the three month ending March 31, 2008. The Company shall continue to monitor its’ SG&A costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to changes in payroll related costs and legal costs as a result of actions of disloyal employees (see section on litigation), and an increase in legal expenses.

Holding Company (Juniper Group)

Operating Expense

The Holding Company does not have any significant income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses.

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.  The gain on derivative securities for the three months ending March 31, 2008 was approximately $7,077,000 compared with a loss of $92,000 for the three months ending March 31, 2007.  The amortization of the Company’s primary debt instrument amounted to approximately $97,000 for the nine months ending March 31, 2008, compared with $60,900 for the three months ending March 31, 2007.

Liquidity And Capital Resources

At March 31, 2008, we had a working capital deficit of approximately $(3,201,000), compared to a working capital deficit of approximately $(3,090,000) at December 31, 2007. Our principle sources of liquidity include cash and equivalents, and proceeds from debt borrowing.  The ratio of current assets to current liabilities was 0.09:1 at March 31, 2008 and 0.11:1 at December 31, 2007. Current assets are comprised primarily of cash and equivalents, net accounts receivable and Costs in Excess of Billings on uncompleted projects.  Cash flow used for operations during the three months ending March 31, 2008 was approximately $(67,000).

Total Debt at March 31, 2008 was approximately $ 2,035,000, which includes approximately $ 702,000 convertible term notes, $ 300,000 borrowed under our line of credit, approximately $ 1,033,000 term note, and various equipment loans.  Total debt at December 31, 2007 was $ 2,027,000.

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

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $177,000 through the sale of 8% Callable Secured Convertible and 12% Convertible Debentures for the three month period ended March 31, 2008.

The Company has recently completed a registration statement of its shares and hopes to raise additional capital.  Our operations during the three months ended March 31, 2008 were funded by the sale of 8% Callable Secured Convertible and 12% Convertible Debentures. Among the obligations that the Company has not had sufficient cash are to pay its past due payroll taxes, legal costs and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired a firm of Tax Attorneys to negotiate with New York State and the Internal Revenue Service.

The fact that the Company continued to sustain operating losses in 2008, had negative working capital at December 31, 2007 and still requires additional sources of outside case to sustain operations, continued to crease uncertainty about the Company’s ability to continue as a going concern.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2008. We have received all planned rounds of financing. In addition, any event of default such as ourfailure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

We currently have a bank line of credit promissory note due June 6, 2008 of $300,318 of which the Company has used $300,250 at an interest rate of 7.75%.

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

The Callable Secured Convertible Notes bear interest at 8%, mature on January 15, 2009 with respect to the initial $500,000, on March 14, 2009 with respect to $300,000, on May 11, 2011 with the respect of second $500,000, on September 13, 2010 with respect to $600,000, and on December 26, 2010 with respect to $100,000.  The first $1,300,000 are convertible into our common stock, at the investors' option, at the lower of (i) $0.05 or (ii) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date; the $600,000 is convertible into our common stock at the investors’ option, at the lower of (i) $0.0375 or (ii) 35% of the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before, but not including the conversion date; the $100,000 is convertible into our common stock at the investors’ option, at the lower of (i) $0.0375 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before, but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes are due upon default under their terms. The initial 1,000,000 warrants are exercisable until five years from the date of issuance at a purchase price of $0.13 per share; the second Convertible Notes of  7,000,000 warrants are exercisable until five years from the date of issuance purchase price of $0.10 per share; the third Convertible Notes of 20,000,000 warrants are exercisable until seven years from the date of issuance at a purchase price of $0.005 per share; and the finalConvertible Notes of 1,000,000 warrants until seven years from the date of issuance at a purchase price of $0.005 per share . In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

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

During the first quarter of 2008, the Company sold 12% Convertible Debentures, convertible into common stock after one year from the date of investment.  As of March 31, 2008, the Company received approximately $127,000 through the sale of the debentures.  The debentures were sold in varying amounts, all with the same terms.  The debentures bear interest at the rate of 12% per annum and are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock on any day after the first anniversary of the date of the debenture.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles require the application of methodologies and judgments by management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the following critical accounting policies affect the use of complex judgments and estimates used in the preparation of its consolidated financial statements.

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

For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Accordingly, revenue estimates are reviewed periodically and are revised if necessary. A change in revenue projections could have an impact on our results of operations. Costs of film are subject to valuation adjustments pursuant to applicable accounting rules. We have recently revised the value for 2008 of our film library by approximately 4% of its carry value and may revise the value in the future.  The net realizable value of the licenses and rights are reviewed by management annually. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions or impairment indicators arise that are less favorable than our projections, film write-downs may be required.

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

Date: May 20, 2008

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer