Form 10QSB
period 2008-08-14
JUNIPER GROUP INC
filed 2008-08-14
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(561) 482-9327
-----------------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126.2) of the Exchange Act: Yes__ No X

As of August 11, 2008, 31,718,920 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements
JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008 (Unadudited)	December 31, 2007 (Audited)

Current Assets
Cash	$542	$-
Accounts Receivable – Trade (net of allowance)	127,010	204,523
Costs in Excess of Billings on Unpaid Projects	-	6,712
Prepaid Expenses and Other Current Assets	110,444	$174,814
Total Current Assets	237,996	386,049
Other Assets
Film Licenses	137,320	151,101
Property and Equipment, Net of Accumulated Depreciation of $1,291,445 and $1,227,356 as of June 30, 2008 and December 31, 2007, respectively.	252,598	310,092
Total Other Assets	389,918	461,193
Total Assets	$627,914	$847,242

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Bank Overdraft	$-	$108,613
Accounts Payable and Accrued Expenses	2,190,765	1,549,344
Notes Payable and capitalized Leases – Current Portion	1,150,144	1,317,958
Preferred Stock Dividend Payable	38,026	34,983
Due to Officer	557,905	417,735
Due to Shareholders & Related Parties	15,420	47,009
Total Current Liabilities	3,952,260	3,475,642
Long Term Liabilities
Notes Payable and Capitalized Leases – Less Current Portion	913,266	709,528
Derivative Liability Related to Convertible Debentures	11,262,947	9,511,641
Warrant Liability Related to Convertible Debentures	1,650	20,289
Total Long Term Liabilities	12,177,863	10,241,458
Total Liabilities	16,130,123	13,717,100
Shareholder’s Deficit
Preferred Stock
12% Non-Voting Convertible Redeemable Preferred Stock: $0.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at June 30, 2008 and December 31, 2007: aggregate liquidation preference $50,714 at June 30, 2008 and December 31, 2007, respectively.	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock: $0.10 par value, 135,000 and 135,000 issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock: $0.10 par value, 300,000 authorized and 300,000 issued and outstanding at June 30, 2008 and 80,000 shares issued and outstanding as of December 31, 2007, respectively.	30,000	8,000
Voting Non-Convertible Redeemable Series D Preferred Stock: $0.001 par value, 6,500,000 shares authorized, issued and outstanding as of June 30, 2008 and as of December 31, 2007, respectively.	6,500	6,500
Common Stock: $0.001 par value, 200,000,000 shares authorized, 11,493,920 and 711,095 issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	11,494	711
Capital contribution in excess of par:
Attributed to 12% Convertible Preferred Stock Non-Voting	22,606	22,606
Attributed to Series B Convertible Preferred Stock Voting	3,172,415	3,172,415
Attributed to Series C Convertible Preferred Stock Voting	22,000	22,000
Attributed to Series D Non-Convertible Preferred Stock Voting	-	-
Attributed to common stock	22,538,696	22,315,362
Deficit	41,321,956)	(38,433,488)

Total Shareholders’ Deficit	(15,502,209)	(12,869,858)

Total Liabilities and Shareholders’ Deficit	$627,914	$847,242

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ending June 30,
	2008	2007

Revenues:
Broadband Installation and Wireless Infrastructure Services	$213,673	$324,155
Film Distribution Services	7,500	21,000
Total Revenue	221,163	345,155

Operating Costs:
Broadband Installation and Wireless Infrastructure Services	325,502	376,149
Film Distribution Services	2,500	8,000
Total Cost of Revenue	328,002	384,149

Gross Profit (Deficit)	(106,829)	(38,994)

Operating Expenses:
Selling, General and Administrative Expenses	495,723	933,820
Film Licenses Re-Evaluation	6,890	-
Interest Expense	57,684	42,598
Loss on Disposition on Assets	-	(1,671)
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value	8,561,923	(2,255,096)
Amortization of Debt Discount	234,702	14,207
Total Operating Expenses	(9,356,922)	(1,266,142)

Net Gain (Loss)	(9,463,751)	1,214,148
Preferred Stock Dividend	(1,521)	(1,521)
Net Gain (Loss) Available to Common Stockholders	$(9,465,272)	$1,225,627

Weighted Average Number of Shares Outstanding	5,655,489	79,433

Basic and Diluted Net Gain (Loss) per Common Share	$(1.67)	$15.43

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months ended June 30,
	2008	2007
Revenue:
Broadband Installation and Wireless Infrastructure Services	$494,493	$1,082,209
Film Distribution Services	7,500	21,000
Total Revenue	501,993	1,103,209

Operating Costs:
Broadband Installation and Wireless Infrastructure Services	571,861	940,564
Film Distribution Services	7,500	8,000
Total Cost of Revenue	579,361	948,564

Gross Profit (Deficit)	(77,368)	154,645

Operating Expenses
Selling, General and Administrative Expenses	862,738	1,546,128
Film License Re-Evaluation	13,780	6,890
Settlement Expense	-	310,000
Interest Expense	114,715	73,828
Loss on Disposition of Assets	-	(1,671)
Amortization of Debt Discount	331,699	75,145
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value	1,485,125	(2,347,116)
Total Operating Expenses	(2,808,057)	(336,797)

Net Income (Loss)	(2,885,425)	491,442

Preferred Stock Dividend	(3,043)	(3,043)

Net Income (Loss) Available to Common Stockholders	(2,888,468)	488,399

Weighted Average Number of Shares Outstanding	8,751,933	78,895

Basic and Diluted Net Income (Loss) per Common Share	$(0.33)	$6.19

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statement

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ending June 30,
	2008	2007

Cash Flows from Operating Activities:
Net Gain (Loss)	$(2,888,468)	$488,399

Adjustments to reconcile Net (Loss) to net cash provided by (used in) operating activities:
Unrealized (Gain) Loss on Derivative Liabilities	1,485,125	(2,347,116)
Depreciation and Amortization Expense	57,494	64,973
Amortization of Debt Discount	331,699	75,145
Amortization of Film Licenses	13,781	8,399
Provision for Bad Debt	-	1,200
Settlement Expense	-	310,000
Gain on Disposition of Assets	-	(15,796)
Revaluation of Film Licenses	-	6,891

Changes in Operating Assets and Liabilities:
Accounts Receivable	77513	400,088
Costs in Excess of Billings on Uncompleted Projects	6,712	44,709
Prepaid and Other Current Assets	64,370	(46,078)
Accounts Payable and Accrued Expenses	268,634	58,946
Notes Payable	-	316,826
Due to Officers and Shareholders	108,581	50,089
Preferred Stock Dividend	3,043	3,043
Net Cash (used for) Operating Activities	(471,516)	(580,282)

Cash Flows from Investing Activities:
Return (Purchase) of Equipment and Licenses	-	(51,700)
Fixed Assets Addition	-	35,911
Net cash (used for) Investing Activities	-	(15,789)

Cash Flows from Financing Activities:
Net Borrowing (Payments) of Borrowings	(60,602)	(62,861)
Proceeds of Borrowings – net of repayments	329,888	493,254
Proceeds from Borrowings from Officers and Shareholders	-	-
Repayment of Bank Overdraft	-	-
Net cash provided by Financing Activities	269,286	430,393

Net increase (decrease) in Cash and Equivalents	(202,230)	(165,678)
Cash at beginning of period	202,772	202,772
Cash at end of period	$542	$37,094

Supplemental Cash Flow Information:
Interest paid	$18,682	$12,163
Taxes Paid	$1,085	$ 5,000

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

PREFERRED STOCK	December 31, 2007	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net Gain for the Six Months ending June 30, 2008	June 30, 2008

Convertible Non-Voting:
Par Value @ $0.10	$2,536	-	-	-	-	-	$2,536
Capital Contributions in Excess of Par	$22,606	-	-	-	-	-	$22,606
Convertible Voting Series B:
Par Value @ $0.10	$13,500	-	-	-	-	-	$13,500
Capital Contributions in Excess of Par	$3,172,415	-	-	-	-	-	$3,172,415
Convertible Voting Series C:
Par Value @ $0.10	$8,000	-	22,000		-	-	$30,000
Capital Contributions in Excess of Par	$22,000	-	-	-	-	-	$22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	$6,500	-	-	-	-	-	$6,500

COMMON STOCK
Par Value @ $0.001	$711	8,702	-	-	2,081	-	$11494
Capital Contributions in Excess of Par	$22,315,362	116,448	-	-	106,886	-	$22,538,696

RETAINED EARNINGS (DEFICIT)	$(38,433,488)	-	-	-	-	(2,888,468)	$(41321956)

TOTAL	$(12,869,858)	125,150	22,000	-	108,967	(2,888,468)	$(15502209)

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Sumary of Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission“ ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have either been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc.(which together with its subsidiaries shall be referred to herein as the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2007, included in the Company's Form 10-KSB filed with the SEC.

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

Stock Split

On July 18, 2008, the company’s shareholders approved a reverse stock split of the Company’s common stock, up to a 0ne-for-Two Hundred ratio.  Accordingly, on June 20, 2008 the Board of Directors authorized a 0ne-for-Two Hundred reverse split that took effect on July 18, 2008.  Unless stated otherwise, all amounts from prior periods have been restated after giving effect to the reverse stock split.

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

Broadband Installation and Wireless Infrastructure Services:

Broadband has become a natural part of our daily lives and routine. It’s an integral aspect of business and an enormous opportunity for the converging communications industry.  Broadband everywhere enables richer communication between people no matter where they are.  The internet is rapidly becoming the entertainment medium of choice with an unparalleled selection of music, movies, tv, news and more.

As world economies continue to improve, the demand for broadband access is accelerating.  Broadband already reaches 350 million subscribers.  By 2012, this figure is expected to balloon to over 1.8 billion with most of the usage being through mobile devices.  Broadband is rapidly becoming a basic necessity in today’s information based society.

The Company’s broadband installation and wireless infrastructure operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s broadband installation and wireless infrastructure operations consist of wireless and cable broadband installation services on a national basis by providing broadband connectivity services for wireless and cable service providers and over 96% of our revenues are derived from these operations.

On March 16, 2006, Juniper Services, Inc. (“Services”) completed the acquisition of all outstanding shares of New Wave Communication, Inc. (New Wave), making it a wholly owned subsidiary of Services. New Wave is a wireless communications contractor located in Indiana, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company has serviced wireless providers in: Missouri, Oklahoma, Washington, D.C., New York, Wisconsin, Texas, Florida, Georgia, Mississippi, Kentucky, Michigan, Maryland, Pennsylvania, North Carolina, South Carolina, Colorado, Illinois, Indiana, and Ohio. However, we are capable of sustained work anywhere within the United States. Our current client roster includes Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle, WFI, Velocitel and Bechtel.

Services’ direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations.

Film Distribution:

The Company’s film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, pay television and broadcast television) and less than 4% of our revenues are derived from these operations.

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

Accounts Receivable

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon the Company’s assessment of a review of delinquent outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30- 60 days after issuance of the invoice, although some customers take up to 75 days to pay their balances. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company.  The Company does not accrue for interest on past due trade receivables.  Trade receivables that are deemed uncollectible are written off.

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

The Company had three major customers representing approximately 93% of revenue for three months ending June 30, 2008. Within the industry in which the Company operates, these concentrations are the product of a limited customer base.

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

Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS) No. 13 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $8.6 million and unrealized gain of approximately $2.3 million for the three months ending June 30, 2008 and for the three months ended June 30, 2007, respectively.

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

Intangible assets at June 30, 2008 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with

AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,”  FSAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $41,976 and $60,242 at June 30, 2008, and December 31, 2007, respectively.

NOTE-3 - Property and Equipment

Depreciation expense for the quarter ending June 30, 2008 and December 31, 2007 was $57,494 and $33,653. At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Vehicles	$623,839	$623,839
Equipment	839,969	833,404
Leasehold improvements	53,296	53,296
Furniture & Fixtures	26,939	26,939
Total property and equipment	1,544,043	1,537,478
Accumulated depreciation	$1,291,445	$1,227,386

Property and equipment, net	$252,598	$310,092

NOTE-4- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at June 30, 2008and December 31, 2007

Description	June 30, 2008	December 31, 2007

Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$ 94,279	$ 119,538
Convertible Notes due currently with varying interest rates	115,000	110,957
Various notes due currently with varying interest rates	573,967	735,857
Settlement Payments Due 2010	173,333	216,667
Note payable, Bank	300,318	300,250
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $ (1,343,483))	806,513	544,217
Total	$ 2,063,410	$ 2,027,486
Less current portion	1,150,144	1,317,958
Long term portion	$ 913,266	$ 709,528

The Company currently has a bank line of credit of $300,000 which is fully employed as of June 30, 2008, at an interest rate of 7.75% with a maturity on June 6, 2008 (see Note-9).

A 7% Convertible Note matured in May 2007 and is currently classified in Current Notes Payable.  The Company is in default in the amount of $50,000.

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including payments of approximately $7,200 due monthly.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and Stock Purchase Warrants to buy 500,000 shares of common stock. On June 20, 2008, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 500,000 shares of common stock.  On January 31, 2008, $147,542 of accrued interest on these notes was converted to a debenture with similar terms and conditions. We currently have approximately $2,225,000 callable secured convertible notes outstanding, after giving effect to conversions throughout the year, which includes funding received after June 30, 2008 (see Note-10).  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.

The Company has filed an Information Statement on April 24, 2008, pursuant to section 14 (c) of the Securities Exchange Act of 1934, as amended, to increase the number of $0.001 par value authorized common shares from 750,000,000 to 40 billion, and our preferred stock par value $0.001 to 500 million.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

The Company filed a Certificate of Change pursuant to NRS 78.209 with the Secretary of State of Nevada which became effective on July 18, 2008.  The Certificate of Change to affect a 1 for 200 reverse stock split of the Company’s then outstanding common stock and reduce the outstanding amount of authorized shares of common stock to 200,000,000.

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

NOTE-5 - Income Taxes

As a result of losses incurred through December 31, 2007, the Company has net operating loss carry forwards of approximately $28,000,000.  The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in the future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE-6 - Shareholders' Equity

Stock-Based Compensation

Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123), which the Company adopted on December 15, 2005, prescribes the recognition of compensation expense based on the fair value of options on the grant date.

Options Granted

A summary of option transactions for the period from December 31, 2006 to June 30, 2008.

	Options	Weighted average option Price
Outstanding at December 31, 2006	5,875	$46.00
Granted	-	-
Exercised	-	-
Rescinded	(1,500)	-
Outstanding at December 31, 2007	4,.375	$0.39
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at June 30, 2008	4,375	$0.39

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

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock.  In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5, 2007, 6.5 million shares were allocated to the Series D Preferred Stock.  There were 2.69 million shares of blank check preferred remaining at June 30, 2008.

On April 24, 2008, the Company increased its total Preferred Shares authorized from $10 million to 500 million shares.

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of June 30, 2008, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2008, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at June 30, 2008, were $38,026. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the three months ended June 30, 2008.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 117,493 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,498,109 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.  As of June 30, 2008, all 135,000 authorized shares were issued and outstanding.

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

Warrants

A summary of warrants outstanding at June 30, 2008 (a)

Warrants	Date Issued	Expiration Date	Price

1,125	2/2004	2/2009	10.00
5,000	7/2004	7/2010	10.00
668	8/2004	8/2009	140.00
3,338	6/2004	6/2009	130.00
525	2/2005	2/2010	130.00
105	4/2005	4/2010	140.00
3,813	10/2005	10/2010	130.00
2,500	12/2005	12/2010	26.00
35,000	3/2006	3/2011	20.00
2,500	5/2007	5/2012	26.00
100,000	9/2007	9/2014	1.00
5,000	12/2007	12/2014	1.00
2,500	3/2008	3/2015	1.00
2,500	6/2008	6/2015	1.00
164,573

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

The Company acquired distribution rights to two films from a company affiliated with the Company’s President, for a ten-year license period, which expires on September 5, 2008.  The Company is obligated to pay such company’s producers’ fees at the contract rate.  Such payments will be charged against earnings.  During the first six months of 2008, no payments were made to such company and no revenue was recognized from such films.

The Company’s principal shareholders and officers made loans to and payments on behalf of the Company and received payments from the Company from the time to time.  The net outstanding balance due to the officers at June 30, 2008 and December 31,2007 was approximately $559,000 and $417,700, respectively.

NOTE 8 - Concentration among large customer’s increases credit risks

The concentration of our business is among a number of large customers which increases our potential credit risks.  Revenue from three customers accounts for approximately 93% for the three months ending June 30, 2008 were as follows: WFI 46%; Crown Castle 33%; and ISP 14%.

In addition, four and two customers accounted for 98% and 70.4% of Accounts Receivable at June 30, 2008 and December 31, 2007, respectively.

NOTE 9 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company which has expired April 30, 2008 and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors have authorized an extension expiring on August 31, 2008, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common and preferred stock as consideration for services rendered to the Company.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash and the Company accrued the unpaid portion. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed from time to time to accept the issuance of shares of the Company’s common and/or preferred stock as part of his unpaid salary.

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations.  The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of June 30, 2008, no shareholders have asserted any claims against the Company.

Going Concern

As shown in the accompanying financial statements, the Company’s revenue decreased to approximately $221,000 through three months ending June 30, 2008, from approximately $345,000 through three months ending June 30, 2007.

The Company is continuing to incur net losses and maintains a negative working capital. While there was a net loss for the three months ending June 30, 2008, excluding the loss on the fair market valuation adjustment of derivative liabilities, the Company incurred a loss of approximately $8,562,000 in the three months ending June 30, 2008, and approximately $2,255,000 in the three months ending June 30, 2008.  Working capital deficit approximately ($3,714,000) at June 30, 2008.

The fact that the Company continued to sustain losses in 2008, has negative working capital at June 30, 2008 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company’s ability to continue as a going concern. The Company has developed a plan to improve its cash flow through expanding operations and raising additional funds either through the issuance of debt or equity. In terms of the Company’s plan for expanding operations, see the discussion within Item 2. - Management’s Discussion and Analysis or Plan of Operation for details. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management’s plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $1,200,000 in 2007, $175,000 in 2008, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchase and for the payment of debt to date.  Additionally, the Company raised approximately $209,200 through the sale of 12% Convertible Debentures.  Among the obligations that the Company has not had sufficient cash to pay are its payroll, past payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

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

The Company is currently in default on its bank line of credit and is in negotiations to extend the maturity date on the line of credit.  We cannot give any assurances that the bank will extend the term date of the loan.  If we were unable to repay the bank loan, we would be required to use our limited working capital and raise funds.  The bank could commence legal action against us.  Any such action would require us to curtail and cease operations.

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

Year	Amount
2008	29,093
2009	58,185
2010	60,076
2011	62,028
2012	64,044
2013	66,125
Thereafter	205,308
Total	544,859

The company has various equipment leases expiring through April 2009.  Minimum future lease payments for these leases are as follows:

Year	Amount
2009	33,654
2010	10,955
2011	655
Total	45,264

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including a Note Payable due 2010.  Balances outstanding as of June 30, 2008 and December 31, 2007 were $173,333 and 216,667, respectively.

NOTE 10 – Subsequent Event

On May 9, 2008, Alan Andrus filed a lawsuit against the Company, it Subsidiary Juniper Internet Communications, Inc. (“Juniper Internet”), and Mr. Vlado P. Hreljanovic himself, in United States District Court for the Eastern District of New York.    The plaintiff alleges that he is entitled to unpaid consulting fees due to him, $195,077.85 plus interest, from the Juniper Internet.  All defendants are vigorously contesting the plaintiff’s claims.

On June 20, 2008, the Board of Directors authorized to amend its Certificate of Incorporation to reverse both the Authorized and Outstanding shares of Common Stock 200 shares to 1 share.  As of the Effective Date of July 14, 2008, the Authorized shares were decreased from 40 Billion to 200 million and the Oustanding shares of stock were decreased from 2,218,784,070 to 11,093,920.  On July 23, 2008, the Company filed a Form 8K  pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, explaining the foregoing.

On July 29, 2008 we entered into a financing agreement involving the sale of an additional $75,000 principal amount of callable Secured Notes and Stock Purchase Warrants to buy 35,000,000 shares of common stock.  We currently have approximately $2,225,000 callable secured convertible notes outstanding, after giving effect to conversions throughout the year.

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

Key Factors Affecting Or Potentially Affecting Results Of Operations And Financial Conditions

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2007, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized loss for the three months ended June 30, 2008 of approximately $8,562,000 and an unrealized gain for the three months ended June 30, 2007 of approximately 2,255,000.

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

We reserve against receivables from customers whenever it is determined that there may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to us. There is no assurance that we will be successful in obtaining additional financing for these efforts, nor can it be assured that our services will continue to be provided successfully, or that customer demand for our services will continue to be strong despite anticipated customer workloads through 2008.

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

On May 9, 2008, Alan Andrus filed a lawsuit against the Company, it Subsidiary Juniper Internet Communications, Inc. (“Juniper Internet”), and Mr. Vlado P. Hreljanovic himself, in United States District Court for the Eastern District of New York.    The plaintiff alleges that he is entitled to unpaid consulting fees due to him, $195,077.85 plus interest, from the Juniper Internet.  All defendants are vigorously contesting the plaintiff’s claims.

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

Management’s strategic focus is to support the growth of its operations by increasing revenue and revenue streams, managing costs and creating earnings growth.  The Company has, and will continue, to seek strategic acquisitions to guarantee its growth in the broadband and wireless infrastructure business.  The Company has redirected its marketing effort to a national customer base which was largely attributed to the Company’s inability to compete in the Indiana regional market due to the alleged interference of James and Michael Calderhead.  The expansion to the national market in 2008 has added to its operations costs and has had an effect on its gross profit margin.

Film Distribution Services: The film distribution services is conducted through Juniper Pictures, Inc (“Pictures “), a wholly owned subsidiary of Juniper Entertainment, Inc. (“JEI“), a wholly owned subsidiary of the Company.

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted through Services. Services operate the Company’s wireless broadband and wireless installation services on a national basis. Its direction is to support the demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. (“New Wave“), making it a wholly owned subsidiary of Services

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company services wireless providers primarily in Illinois, Indiana, Florida, Jackson, Mississippi, Georgia, Oklahoma, Washington, D.C., Wisconsin, Colorado, Tennessee, Kentucky, Maryland, North Carolina, South Carolina, New York and Western Ohio, but is capable of sustained work anywhere within the United States.  New Wave has provided services to Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and to general contractors such as, WFI, Velocitel, Bechtel and AIS.

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

The Company has experienced a dramatic reduction in revenue during the second half of 2007 which has continued during the first half of 2008, largely attributed to the actions of Michael and James Calderhead, former disloyal employees, for their outrageous breaches of various contractual and fiduciary duties owed to the Company, including alleged business interference and employee theft.  Management has taken the following corrective actions to improve the operating performance of the wireless infrastructure services:

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
4.  Evaluated geographic footprint outside Indianapolis and customer need with customer contracts.  The Company has expanded into new territories, its service footprint to include Mississippi, Florida, Illinois, New York, Colorado and Georgia.

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

Three Months Ending June 30, 2008 vs. Three Months Ending June 30, 2007.

Executive Overview of Financial Results

The Company is currently utilizing its limited resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses.  The main operations of the Company are the broadband installation and wireless infrastructure services segment.  The film operations are insignificant and are included in the discussion of general corporate activity which includes the effect of the Company’s debt service, litigation and other corporate matters.

During the three month period ending June 30, 2008, Juniper Pictures generated $7,500 of revenue.  Certain of our films that generate revenue when contracts were signed and are still under license and are currently being aired by licenses.

NET INCOME (LOSS)

There was net loss available to common stockholders of approximately $9.5 million, or $1.67 per share on revenue of approximately $221,100 for the three months ended June 30, 2008, which includes a loss on the fair market evaluation adjustment of derivative liabilities of approximately $8.6 million.  Compared to a net income of approximately $1,226,000 or $0.08 per share on revenue of approximately $345,000 for the three months ended June 30, 2007, which included a gain on the fair market evaluation adjustment of derivative liabilities, the Company incurred a gain of approximately $2,255,000.  This represents a 36% decrease in revenue.

Broadband Installation and Wireless Infrastructure Services

Revenues

The broadband installation and wireless infrastructure services generated revenues of approximately $214,000 for the three month period ending June 30, 2008 compared to approximately $324,000 for the three month ending June 30, 2007, a decrease of approximately 34%. The decrease in revenue was attributable to several factors including the alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for their outrageous breach of various contractual and fiduciary duties owed to the Company and a reduction in construction activity by major customers.

Operating Costs

The broadband installation and wireless infrastructure incurred operating costs of approximately $325,500 (152% of revenue) for the three month period ending June 30, 2008, compared to approximately $376,000 (116% of revenue) for the three month ending June 30, 2007, a decrease of approximately $50,500, and a reduction of 13% of revenue.  This is primarily due to fixed operating costs required to sustain operations.

Gross Profit

The Company’s gross profit deficit for the three month ending June 30, 2008 was approximately $107,000, compared to a deficit of approximately $39,000 for the three months ending June 30, 2007.  The poor gross profit results arose from the inability of the Company to completely absorb its fixed cost of operations in each of these fiscal periods.

Selling and General Administrative Costs

Selling, general and administrative expenses decreased from approximately $934,000 for the three month ending June 30, 2007 to approximately $503,000 for the three month ending June 30, 2008 a 46% decrease. However, the selling, general and administrative as a percentage decreased from 271% of revenue for the three month ending June 30, 2007 to 228% of revenue for the three month ending June 30, 2008. The Company shall continue to monitor its’ SG&A costs as a percentage of revenue. This decrease in selling, general and administrative expense is primarily due to changes in payroll related costs and legal costs as a result of actions of disloyal employees (see section on litigation), and an increase in legal expenses.

Six Months Ended June 30, 2008 vs. June 30, 2007

Net Income (Loss)

Net loss available to common stockholders was approximately $2,888,000 or $0.33 per diluted net loss per share on revenue of approximately $502,000 for the six months ended June 30, 2008 compared with net income of approximately $488,000 or $6.19 per diluted net loss per share on revenue of approximately $1,103,000 for the six months ended June 30,2007.

Revenues

The broadband installation and wireless infrastructure services generated revenue of approximately $494,000 for the six month period ended June 30, 2008 compared to approximately $1,082,000 for the six months ended June 30, 2007, a decrease of approximately 54%.

Operating Costs

The broadband installation and wireless infrastructure services incurred operating costs of approximately $579,000 (115%  of revenue) for the six month period ended June 30, 2008, compared to approximately $941,000 (87% of revenue) for the six months ended June 30, 2007, a decrease of 38%.

Gross Profit

The Company had a deficit in gross profit for the six months ended June 30, 2008 was approximately $77,000, compared to approximately $154,600 gross profit margin for the six months ended June 30, 2007, representing 14% of revenue.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $1,546,000 for the six moths ended June 30, 2007 to $877,000 for the six months ended June 30, 2008, representing a 43% decrease.  However, the selling, general and administrative as a percentage increased from 140% of revenue for the six months ended June 30, 2007 to approximately 172% of revenue ended June 30, 2008.  The Company shall continue to monitor its’ SGA costs as a percentage of revenue.  This increase in selling, general and administrative expense is primarily due to increase in salary expense, consultants and legal fees.

Holding Company (Juniper Group)

Operating Expense

The Holding Company does not have any significant income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting and consulting fees and ordinary and customary office expenses.

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.  The loss on derivative securities for the six months ended June 30, 2008 was approximately $1,485,125 compared with a gain of approximately $2,347,000 for the six months ended June 30, 2007.  The amortization of the Company’s primary debt instrument amounted to approximately $1,485,000 for the six months ended June 30, 2008, compared with approximately $75,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, we had a working capital deficit of approximately $3,714,000, compared to a working capital deficit of approximately $3,090,000 at December 31, 2007. The ratio of current assets to current liabilities was 0.13:1 at June 30, 2008, and 0.30:1 at December 31, 2007. Cash flow used for operations during the six months ended June 30, 2008 was approximately $472,000.

Total Debt at June 30, 2008, was approximately $2.1 million, which includes approximately $806,000 Callable Secured Convertible 8% Notes (net of discount of $1.3 million), approximately $862,000 of various notes, approximately $300,000 under the line of credit, and various equipment loans of approximately $94,000.  Total Debt at December 31, 2007 was $2,077,000.

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

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $175,000, through the sale of 8% Callable Secured Convertible and $209,200 through the sale of Convertible Debentures for the six month period ended June 30, 2007.

Our operations during the three months ended June 30, 2008 were funded by the sale of 8% Callable Secured Convertible and 12% Convertible Debentures. Among the obligations that the Company has not had sufficient cash are to pay its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired a firm of Tax Attorneys to negotiate with the taxing authorities.

The fact that the Company continued to sustain losses in 2008, had negative working capital at December 31, 2007 and still requires additional sources of outside case to sustain operations, continued to increase uncertainty about the Company’s ability to continue as a going concern.

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

The Company is currently in default on its bank line of credit and is in negotiations to extend the maturity date on the line of credit.  We cannot give any assurances that the bank will extend the term date of the loan.  If we were unable to repay the bank loan, we would be required to use our limited working capital and raise funds.  The bank could commence legal action against us.  Any such action would require us to curtail and cease operations.

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

On June 20, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $50,000 in callable Secured Notes at 12% and stock purchase warrants to buy 500,000 shares of our common stock.  In the same transaction, all of the outstanding 8% Callable Notes were converted to 12% interest, however, these notes will only accrue interest at 12% going forward.

On July 14, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $75,000 in callable Secured Notes at 12% and stock purchase warrants to buy 35,000,000 shares of our common stock.

The proceeds received from the sale of the callable secured convertible notes have been, and will continue to be, used to pay for the Company’s business development purposes, working capital needs, payment of certain past due taxes, payment of consulting, legal fees and repayment of certain debts.

During the second quarter of 2008, the Company sold 12% Convertible Debentures, convertible into common stock after one year from the date of investment.  As of June 30, 2008, the Company received approximately $82,000 through the sale of the debentures.  The debentures were sold in varying amounts, all with the same terms.  The debentures bear interest at the rate of 12% per annum and are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock on any day after the first anniversary of the date of the debenture.

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

On May 9, 2008, Alan Andrus filed a lawsuit against the Company, it Subsidiary Juniper Internet Communications, Inc. (“Juniper Internet”), and Mr. Vlado P. Hreljanovic himself, in United States District Court for the Eastern District of New York.    The plaintiff alleges that he is entitled to unpaid consulting fees due to him, $195,077.85 plus interest, from the Juniper Internet.  All defendants are vigorously contesting the plaintiff’s claims and have filed Answer’s that assert those defenses.

Item 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our recent Annual Report on Form 10-KSB.

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

Date: August 14, 2008

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer