Form 10KSB/A
JUNIPER GROUP INC
filed 2008-10-09
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB /A

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-KSB for the year ended December 31, 2007 to correct Item 8A. Controls and Procedures to comply with recent amendments to Regulation S-B under the Securities Exchange Act of 1934 regarding management’s report on internal control over financial reporting, and Item 601(b) (3) of Regulation S-B regarding principal executive officer and principal financial officer certifications.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, principally Mr. Hreljanovic, our chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

As a result of the lack of adequately qualified internal legal and accounting staff involved in drafting this Item 8A, and the neglect of our outside legal counsel and our public accounting firm to correctly review this Item 8A, we initially did not comply with recent amendments to Regulation S-B under the Securities Exchange Act of 1934 regarding management’s report on internal control over financial reporting, and did not comply with Item 601(b) (3) of Regulation S-B regarding principal executive officer and principal financial officer certifications.

Management plans to increase the involvement and participation of qualified outside legal counsel in the preparation and review of our reports filed under the Securities Exchange Act of 1934.  Qualified outside legal counsel has been retained and this plan has been implemented.  Management’s report on internal control over financial reporting is set forth below in this amended report and the principal executive officer, and principal financial officer certifications have been revised.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Securities and Exchange Act of 1934, as amended) for the Company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of the end of the period covered by this report.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has not identified any material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting as of the end of the period covered by this report, was effective based on the criteria set forth by COSO in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
May 14, 2008

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006
ASSETS

Current Assets
Cash	$-	$202,773
Accounts receivable-trade (net of allowance)	204,523	616,282
Costs in excess of billings on uncompleted projects	6,712	59,159
Prepaid expenses and other current asset	$174,814	$87,494
	386,049	965,707
Film licenses	151,101	180,173
Property and equipment net of accumulated depreciation of $737,167 and $ 1,327,454, respectively	310,092	399,897
TOTAL ASSETS	$847,242	$1,545,777
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Bank Overdraft	$ 108,613	$ -
Accounts payable and accrued expenses	1,549,344	1,454,272
Notes payable and capitalized leases - current portion	1,317,958	235,587
Preferred stock dividend payable	34,983	28,897
Due to officer	417,735	305,000
Due To shareholders & related parties	47,009	574,315
Total current liabilities	3,475,642	2,598,071
Notes payable and capitalized leases, less current portion	709,528	295,360
Derivative liability related to convertible debentures	9,511,641	1,529,211
Warrant liability related to convertible debentures	20,289	305,053
Total liabilities	$13,717,100	$4,727,695

Shareholders’ Deficit

12% Non-voting convertible redeemable preferred stock: $.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at December 31, 2007 and 2006: aggregate liquidation preference, $50,714 at December 31, 2007 and 2006	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized, issued and outstanding at December 31, 2007 and 2006	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock $0.10 par value 300,000 shares authorized, 80,000 shares issued at December 31, 2007	8,000	-
Voting Series D Preferred Stock $0.001 par value 6,500,000 authorized, issued and outstanding at December 31, 2007	6,500	-
Common Stock - $0.10 par value, 750,000,000 shares authorized, 142,218,938 and 15,670,122 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	142,216	15,669
Capital contributions in excess of par:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to Series B Preferred Stock voting	3,172,415	3,172,415
Attributed to Series C Preferred stock voting	22,000	-
Attributed to Series D Preferred stock voting	-	-
Attributed to common stock	22,173,857	22,194,785
Deficit	(38,433,488)	(28,603,429)
Total Shareholders’ deficit	(12,869,858)	(3,181,918)
Total liabilities & shareholders’ deficit	$847,242	$1,545,777

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

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2007	2006
Operating Activities:
Net (loss)	$(9,823,973)	$(1,735,539)
Adjustments to reconcile net cash provided by operating activities:
Bad debt	1,200	14,381
Amortization of film licenses	8,399	5,806
Amortization of debt discount	385,947	225,923
Unrealized (gain) loss of derivative liabilities	6,497,664	72,484
Depreciation and amortization expense	114,581	177,336
Settlement Expense	310,000
Payment of compensation to employees and consultants with equity		5,000
Re-evaluation of film licenses	20,673	295,850
Loss on disposition of assets	(15,796)	295
Changes in other operating assets and liabilities:
Accounts receivable	410,559	403,204
Costs in excess of billings on uncompleted projects	52,447	14,675
Prepaid and other current assets	(87,320)	21,386
Accounts payable and accrued expenses	125,076	90,257
Notes payable	-	(17,552)
Due to officers and shareholders	377,256	264,327
Preferred stock dividend payable	6,086	-
Net cash (used for) operating activities	$(1,623,287)	$(162,167)

Investing activities:
(Purchase) of equipment and licenses	(51,700)	(165,119)
Payment for acquisitions net of cash acquired	42,720	(222,105)

Net Cash (used for) investing activities:	(8,980)	(387,224)

Financing Activities:
Payment of borrowings	(178,416)	(82,143)
Proceeds from borrowings	1,499,298	300,000
Proceeds from borrowings from officers and shareholders	-	262,587
Payment of borrowings from officers and shareholders	-	(105,193)

Net cash provided by financing activities:	1,320,882	375,251

Net increase (decrease) in cash	(311,385)	(174,140)

Cash at beginning of period	202,773	376,913

Cash at end of Period	$(108,613)	$202,773
Supplemental Interest	$23,877	$27,222

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

Options Granted

A summary of option transactions for the two years ended December 31, 2007, follows:

	Options	Weighted average option price
Outstanding at December 31, 2005	1,175,000	0.23
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at December 31, 2006	1,175,000	$0.23
Granted	-	-
Exercised	-	-
Returned/Expired	(300,000)(1)	-
Outstanding at December 31, 2007	875,000	$0.20

(1)	These Options were rescinded (See Litigation Section).

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

F-

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

F-

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

F-

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

F-

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

F-

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

F-

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

Business Segment Information
	2007	2006
Revenue:
Broadband Installation & Wireless Infrastructure Services	$1,875,297	$4,674,293
Film Distribution Services	21,000	6,600
	$1,896,297	$4,680,893
Cost of Operations:
Broadband Installation & Wireless Infrastructure Services	$1,621,577	$3,416,340
Film Distribution Services	8,000	-
	$1,629,577	$3,416,340
Operating Income (Loss):
Broadband Installation & Wireless Infrastructure Services	$(1,093,193)	$389,364
Film Distribution Services	(28,744)	(68,171)
Corporate & Other	(8,701,936)	(1,307,396)
	$(9,823,973)	$($986,203)
Identifiable Assets:
Broadband Installation & Wireless Infrastructure Services	$598,064	$1,232,183
Film Distribution Services	151,067	232,346
Corporate & Other	(10,501)	81,248
Total Consolidated Assets	$738,630	$1,545,777
Depreciation Expense:
Broadband Installation & Wireless Infrastructure Services	$106,181	$111,957
Film Distribution Services	8,400	5,806
Corporate & Other	-	41,349
	$114,581	$159,112
Capital Expenditures:
Broadband Installation & Wireless Infrastructure Services	$51,700	$1,34,052,
Film Distribution Services	-	31,007
	$51,700	$165,069

The types of identifiable assets included in that corporate line item primarily are cash, prepaid expenses, other current assets, other investments and property and equipment, net of $737,167 of accumulated depreciation

F-

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

F-

THIS PAGE LEFT INTENTIONALLY BLANK

F-

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

 JUNIPER GROUP, INC.

Date:                October 6, 2008
Vlado Paul Hreljanovic
President and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ Vlado Paul Hreljanovic	Chairman of the Board President, Chief Executive Officer (Principal Executive and Financial Officer)	October 6, 2008

/s/ Barry S. Huston	Director	October 6, 2008

F-