Form 10QSB/A
period 2008-10-14
JUNIPER GROUP INC
filed 2008-10-14
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB /A
Amendment No.1

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-QSB for the Quarter ended March 31, 2008 to correct Item 3A. Controls and Procedures to comply with recent amendments to Regulation S-B under the Securities Exchange Act of 1934 regarding management’s report on internal control over financial reporting, and Item 601(b) (3) of Regulation S-B regarding principal executive officer and principal financial officer certifications.

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements
JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008 (Unadudited)	December 31, 2007 (Audited)

Current Assets
Cash	$-	$-
Accounts Receivable – Trade (net of allowance)	153,142	204,523
Costs in Excess of Billings on Unpaid Projects	37,632	6,712
Prepaid Expenses and Other Current Assets	130,344	$174,814
Total Current Assets	321,118	386,049
Other Assets
Film Licenses	144,211	151,101
Property and Equipment, Net of Accumulated Depreciation of $1,267,315 and $1,227,356 as of March 31, 2008 and December 31, 2007, respectively.	276,516	310,092
Total Other Assets	420,727	461,193
Total Assets	$741,845	$847,242

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Bank Overdraft	$30,053	$108,613
Accounts Payable and Accrued Expenses	1,599,259	1,549,344
Notes Payable and capitalized Leases – Current Portion	1,325,905	1,317,958
Preferred Stock Dividend Payable	36,504	34,983
Due to Officer	499,406	417,735
Due to Shareholders & Related Parties	31,469	47,009
Total Current Liabilities	3,522,596	3,475,642
Long Term Liabilities
Notes Payable and Capitalized Leases – Less Current Portion	709,018	709,528
Derivative Liability Related to Convertible Debentures	2,648,647	9,511,641
Warrant Liability Related to Convertible Debentures	4,027	20,289
Total Long Term Liabilities	3,361,692	10,241,458
Total Liabilities	6,884,288	13,717,100
Shareholder’s Deficit
Preferred Stock
12% Non-Voting Convertible Redeemable Preferred Stock: $0.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at March 31, 2008 and December 31, 2007: aggregate liquidation preference $50,714 at March 31, 2008 and December 31, 2007, respectively.	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock: $0.10 par value, 135,000 and 135,000 issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock: $0.10 par value, 300,000 authorized and 300,000 issued and outstanding at March 31, 2008 and 80,000 shares issued and outstanding as of December 31, 2007, respectively.	30,000	8,000
Voting Non-Convertible Redeemable Series D Preferred Stock: $0.001 par value, 6,500,000 shares authorized, issued and outstanding as of March 31, 2008 and as of December 31, 2007, respectively.	6,500	6,500
Common Stock: $0.001 par value, 750,000,000 shares authorized, 748,732,137 and 142,218,938 issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	748,732	142,216
Capital contribution in excess of par:
Attributed to 12% Convertible Preferred Stock Non-Voting	22,606	22,606
Attributed to Series B Convertible Preferred Stock Voting	3,172,415	3,172,415
Attributed to Series C Convertible Preferred Stock Voting	22,000	22,000
Attributed to Series D Non-Convertible Preferred Stock Voting	-	-
Attributed to common stock	21,704,840	22,173,857
Deficit	(31,865,573)	(38,433,488)

Total Shareholders’ Deficit	(6,142,444)	(12,869,858)

Total Liabilities and Shareholders’ Deficit	$741,845	$847,242

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

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

PREFERRED STOCK	December 31, 2007	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net Gain for the Three Months ending March 31, 2008	March 31, 2008

Convertible Non-Voting:
Par Value @ $0.10	$2,536	-	-	-	-	-	$2,536
Capital Contributions in Excess of Par	$22,606	-	-	-	-	-	$22,606
Convertible Voting Series B:
Par Value @ $0.10	$13,500	-	-	-	-	-	$13,500
Capital Contributions in Excess of Par	$3,172,415	-	-	-	-	-	$3,172,415
Convertible Voting Series C:
Par Value @ $0.10	$8,000	-	22,000		-	-	$30,000
Capital Contributions in Excess of Par	$22,000	-	-	-	-	-	$22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	$6,500	-	-	-	-	-	$6,500

COMMON STOCK
Par Value @ $0.001	$142,219	190,257	-	-	416,256	-	$748,732
Capital Contributions in Excess of Par	$22,173,857	(161,725)	-	-	(307,292)	-	$21,704,840

RETAINED EARNINGS (DEFICIT)	$(38,433,488)	-	-	-	-	6,567,915	$(31,865,573)

TOTAL	$(12,869,858)	28,532	22,000	-	108,964	6,567,915	$(6,142,443)

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

NOTE-3 - Property and Equipment

Depreciation expense for the quarter ending March 31, 2008 and March 31, 2007 was $39,929 and $33,653. At March 31, 2008 and March 31, 2008, property and equipment consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Vehicles	$630,192	$623,839
Equipment	833,404	833,404
Leasehold improvements	53,296	53,296
Furniture & Fixtures	26,939	26,939
Total property and equipment	1,543,831	1,537,478
Accumulated depreciation	$(1,267,315)	$(1,227,386)

Property and equipment, net	$276,516	$310,092

NOTE-4- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at March 31, 2008 and December 31, 2007

Description	March 31, 2008	December 31, 2007

Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$90,200	$119,538

Convertible Notes due currently with varying interest rates	126,200	110,957
Various notes due currently with varying interest rates	747,653	735,857
Settlement Payments Due 2010	195,000	216,667
Note payable, Bank	300,318	300,250
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $ (1,528,186))	575,552	544,217
Total	$2,034,923	$2,027,486

Less current portion	1,325,905	1,317,958
Long term portion	709,018	709,528
Total	$2,034,923	$2,027,486

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

NOTE-5 - Income Taxes

As a result of losses incurred through December 31, 2007, the Company has net operating loss carry forwards of approximately $27,000,000.  The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in the future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Warrants

A summary of warrants outstanding at March 31, 2008

Warrants	Date Issued	Expiration Date	Price

4,375	4/2003	4/2008	$2.080
225,000	2/2004	2/2009	0.050
150,000	4/2004	4/2008	0.050
1,000,000a	7/2004	7/2010	0.050
133,500	8/2004	8/2009	0.700
667,500	6/2004	6/2009	0.650
105,000	2/2005	2/2010	0.650
21,000	4/2005	4/2010	0.700
762,500	10/2005	10/2010	0.650
500,000	12/2005	12/2010	0.130
7,000,000	3/2006	3/2011	0.100
500,000	5/2007	5/2012	0.130
20,000,000	9/2007	9/2014	0.005
1,000,000	12/2007	12/2014	.0005
500,000	3/2008	3/2015	.0005
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

ITEM 3 A . CONTROLS AND PROCEDURES

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

As a result of the lack of adequately qualified internal legal and accounting staff involved in drafting this Item 3A, and the neglect of our outside legal counsel and our public accounting firm to correctly review this Item 3A, we initially did not comply with recent amendments to Regulation S-B under the Securities Exchange Act of 1934 regarding management’s report on internal control over financial reporting, and did not comply with Item 601(b) (3) of Regulation S-B regarding principal executive officer and principal financial officer certifications.

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

Changes in internal control over financial reporting.

    We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 14, 2008

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer