Form 10QSB/A
period 2008-10-14
JUNIPER GROUP INC
filed 2008-10-14
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB /A

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

As of September 19, 2008, 101,443,445 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

EXPLANTORY NOTE

We are filing this amendment to our Form 10-QSB for the quarter ended June 30, 2008 to correct Item 3A. Controls and Procedures to comply with recent amendments to Regulation S-B under the Securities Exchange Act of 1934 regarding management’s report on internal control over financial reporting, and
Item 601(b) (3) of Regulation S-B regarding principal executive officer and principal financial officer certifications.

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