Form 10-Q
period 2008-11-19
JUNIPER GROUP INC
filed 2008-11-19
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

60 Cutter Mill Road, suite 611
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

As of November 14, 2008, 133,648,505 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements
JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSET	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Current Assets
Cash	$74,662	$-
Accounts Receivable – Trade (net of allowance)	87,059	204,523
Costs in Excess of Billings on Unpaid Projects	0	6,712
Prepaid Expenses and Other Current Assets	122,364	174,814
Total Current Assets	284,085	386,049
Other Assets
Film Licenses	130,429	151,101
Property and Equipment, Net of Accumulated Depreciation of $1,314,140 and $1,227,386 as of September 30, 2008 and December 31, 2007, respectively.	229,903	310,092
Total Other Assets	360,332	461,193
Total Assets	$644,417	$847,242

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Bank Overdraft	$-	$108,613
Accounts Payable and Accrued Expenses	2,118,469	1,549,344
Notes Payable and capitalized Leases – Current Portion	1,308,641	1,317,958
Preferred Stock Dividend Payable	39,547	34,983
Due to Officer	613,036	417,735
Due to Shareholders & Related Parties	119,365	47,009
Total Current Liabilities	4,199,058	3,475,642
Long Term Liabilities
Notes Payable and Capitalized Leases – Less Current Portion	898,822	709,528
Derivative Liability Related to Convertible Debentures	64,711,565	9,511,641
Warrant Liability Related to Convertible Debentures	68,091	20,289
Total Long Term Liabilities	65,678,478	10,241,458
Total Liabilities	69,877,536	13,717,100
Shareholder’s Deficit
Preferred Stock
12% Non-Voting Convertible Redeemable Preferred Stock: $0.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at September 30, 2008 and December 31, 2007: aggregate liquidation preference $50,714 at September 30, 2008 and December 31, 2007, respectively.	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock: $0.10 par value, 135,000 and 135,000 issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	13,500	13,500
Voting Convertible Redeemable Series C Preferred Stock: $0.10 par value, 300,000 authorized and 300,000 issued and outstanding at September 30, 2008 and 80,000 shares issued and outstanding as of December 31, 2007, respectively.	30,000	8,000
Voting Non-Convertible Redeemable Series D Preferred Stock: $0.001 par value, 6,500,000 shares authorized, issued and outstanding as of September 30, 2008 and as of December 31, 2007, respectively.	6,500	6,500
Common Stock: $0.001 par value, 200,000,000 shares authorized, 113,650,647 and 711,095 issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	113,651	711
Capital contribution in excess of par:
Attributed to 12% Convertible Preferred Stock Non-Voting	22,606	22,606
Attributed to Series B Convertible Preferred Stock Voting	3,172,415	3,172,415
Attributed to Series C Convertible Preferred Stock Voting	22,000	22,000
Attributed to Series D Non-Convertible Preferred Stock Voting	-	-
Attributed to common stock	22,499,866	22,315,362
Deficit	(95,116,193)	(38,433,488)

Total Shareholders’ Deficit	(69,233,119)	(12,869,858)

Total Liabilities and Shareholders’ Deficit	$644,417	$847,242

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ending September 30,
	2008	2007

Revenues:
Broadband Installation and Wireless Infrastructure Services	$127,120		$300,848
Film Distribution Services	- .		- .
Total Revenue	127,120		300,848

Operating Costs:
Broadband Installation and Wireless Infrastructure Services	64,596		336,718
Film Distribution Services	- .		- .
Total Cost of Revenue	64,596		336,718

Gross Profit	62,524		(35,869)

Operating Expenses:
Selling, General and Administrative Expenses	321,757		612,002
Film Licenses Re-Evaluation	6,892		-
Interest Expense	95,689		48,589
Loss on Disposition on Assets	-		1,671
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value	53,248,145		(142,385)
Amortization of Debt Discount	182,757		169,922
Total Operating Expenses	(53,855,240)		689,798
	(53,792,716)		(725,668)
Net Gain (Loss)
Preferred Stock Dividend	(1,521)		(1,521)
Net Gain (Loss) Available to Common Stockholders	$(53,794,237)		$(727,189)

Weighted Average Number of Shares Outstanding	62,572,284		178,836

Basic and Diluted Net Gain (Loss) per Common Share	$(0.86)	$	(4.07)

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months ended September 30,
	2008		2007
Revenue:
Broadband Installation and Wireless Infrastructure Services		$621,613	$1,383,057
Film Distribution Services		7,500	21,000
Total Revenue		629,113	1,404,057

Operating Costs:
Broadband Installation and Wireless Infrastructure Services		641,457	1,277,282
Film Distribution Services		2,500	8,000
Total Cost of Revenue		643,957	1,285,282

Gross Profit (Deficit)		(14,844)	118,776

Operating Expenses
Selling, General and Administrative Expenses		1,184,495	2,158,130
Conversion Expense for Convertible Debentures			310,000
Film License Re-Evaluation		20,672	6,890
Interest Expense		210,404	122,417
Loss on Disposition of Assets		-	-
Amortization of Debt Discount		514,456	245,067
Unrealized (Gain) Loss on Adjustment of Derivative and Warrant Liabilities to Fair Value		54,733,270	(2,489,501)
Total Operating Expenses		56,663,297	353,002

Net Income (Loss)		(56,678,141)	(234,227)

Preferred Stock Dividend		(4,564)	(4,564)

Net Income (Loss) Available to Common Stockholders		$(56,682,705)	$(238,791)

Weighted Average Number of Shares Outstanding		24,139,484	114,268

Basic and Diluted Net Income (Loss) per Common Share	$	(2.35)	$(2.09)

The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statement

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ending September 30,
	2008	2007

Cash Flows from Operating Activities:
Net Gain (Loss)	$(56,682,705)		$(238,791)

Adjustments to reconcile Net (Loss) to net cash provided by (used in) operating activities:
Unrealized (Gain) Loss on Derivative Liabilities	54,733,270		(2,489,510)
Depreciation and Amortization Expense	86,754		86,344
Amortization of Debt Discount	514,456		245,067
Amortization of Film Licenses	-		8,399
Provision for Bad Debt	-		1,200

Settlement Expense	-		310,000
Gain on Disposition of Assets	-		(15,796)
Revaluation of Film Licenses	20,672		13,782

Changes in Operating Assets and Liabilities:
Accounts Receivable	117,464		411,982
Costs in Excess of Billings on Uncompleted Projects	6,712		49,951
Prepaid and Other Current Assets	52,450		32,974
Accounts Payable and Accrued Expenses	658,931		(2,685)
Notes Payable	-		57,050
Due to Officers and Shareholders	267,657		106,940
Preferred Stock Dividend	4,564		4,564
Net Cash (used for) Operating Activities	(219,775)		(1,418,519)

Cash Flows from Investing Activities:
Return (Purchase) of Equipment and Licenses	(6,565)		(51,700)
Fixed Assets Addition			-
Proceeds from Disposition of Fixed Assets	- .		42,720
Net cash (used for) Investing Activities	(6,355)		(8,980)

Cash Flows from Financing Activities:
Repayment of Borrowing	(65,313)
Proceeds of Borrowings – net of repayments	474,888		1,371,796
			-
Repayment of Bank Overdraft	(108,613)
Net cash provided by Financing Activities	300,962		(1,371,796)

Net increase (decrease) in Cash and Equivalents	74,622		(55,703)
Cash at beginning of period	-		202,772
Cash at end of period	$74,622		$147,069

Supplemental Cash Flow Information:
Interest paid	$22,326		$8,539
Taxes Paid	$1,085	$	- .

                 The Accompanying Notes are an Integral Part of the Unaudited Interim Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(UNAUDITED)

	December 31, 2007	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net Gain for the Three Months Ending September 30, 2008	September 30, 2008
PREFERRED STOCK
Convertible Non-Voting Par Value @ $0.10	$ 2,536	-	-	-	-	-	$ 2,536
Capital Contributions in Excess of Par	$ 22,606	-	-	-	-	-	$ 22, 606
Convertible Voting Series B:
Par Value @ $0.10	$ 13,500	-	-	-	-	-	$ 13,500
Captial Contributions in Excess of Par	$ 3,172,415	-	-	-	-	-	$ 3,172,415
Convertible Voting Series C:
Par Value @ $0.10	$ 8,000	-	$ 22,000	-	-	-	$ 30,000
Capital Contributions in Excess of Par	$ 22,000	-	-	-	-	-	$ 22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	$ 6,500	-	-	-	-	-	$ 6,500

COMMON STOCK
Par Value @ $0.001	$ 711	106,720	-	-	6,220	-	$ 113,651
Capital Contributions in Excess of Par	$22,315,362	80,415	-	-	103,989	-	$ 22,499,866

RETAINED EARNINGS (DEFICIT)	$ (38,433,488)	-	-	-	-	$ (56,682,705)	$ (95,116,193)

TOTAL	$ (12,869,858)	187,135	22,000	-	110,209	(56,682,705)	$ (69,233,119)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Summary of Significant Accounting Policies

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

Stock Split

On July 18, 2008, the company’s shareholders approved a reverse stock split of the Company’s common stock, up to a one-for-two Hundred ratio.  Accordingly, on June 20, 2008 the Board of Directors authorized a one-for-two hundred reverse split that took effect on July 18, 2008.  Unless stated otherwise, all amounts from prior periods have been restated after giving effect to the reverse stock split.

Description of Business

Juniper Group, Inc. is a corporation incorporated in the State of Nevada in 1997. The Company’s business is composed of two segments: (1) broadband installation and wireless infrastructure services and (2) film distribution services. Both of these services are operated through two indirect wholly owned subsidiaries of the Company, which are subsidiaries of Juniper Entertainment, Inc. our wholly owned subsidiary

Broadband Installation and Wireless Infrastructure Services:

Broadband has become a natural part of our daily lives and routine. It’s an integral aspect of business and an enormous opportunity for the converging communications industry.  Broadband everywhere enables richer communication between people no matter where they are.  The internet is rapidly becoming the entertainment medium of choice with an unparalleled selection of music, movies, T V, news and more.

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

On March 16, 2006, Juniper Services, Inc. (“Services”) completed the acquisition of all outstanding shares of New Wave Communication, Inc. (New Wave), making it a wholly owned subsidiary of Services. New Wave is a wireless communications contractor in Indiana, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company has serviced wireless providers in: Missouri, Oklahoma, Washington, D.C., New York, Wisconsin, Texas, Florida, Georgia, Mississippi, Kentucky, Michigan, Maryland, Pennsylvania, North Carolina, South Carolina, Colorado, Illinois, Indiana, and Ohio. However, we are capable of sustained work anywhere within the United States. Our current client roster includes Cingular Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle, WFI, Velocitel and Bechtel.

Services’ direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations.

Film Distribution:

The Company’s film distribution operations are conducted through one wholly owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, pay television and broadcast television) and approximately 1% of our revenues are derived from these operations.

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

Accounts Receivable

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon the Company’s assessment of a review of delinquent outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30- 60 days after issuance of the invoice and approval by our customer, although some customers take up to 75 days to pay their balances. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company.  The Company does not accrue for interest on past due trade receivables.  Trade receivables that are deemed uncollectible are written off.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, are principally trade accounts receivable. Concentration of credit risk with respect to the broadband installation and wireless infrastructure services, which accounts for approximately all the revenue for the interim periods and are primarily subject to the financial condition of, and continued relationship with, the segment's largest customers.  Certain of these customers are themselves construction companies and general contractors employed by the providers of telecommunications.  As a result, the Company’s exposure to a particular customer may be far greater on a direct basis than described herein.  Within the industry in which the Company operates, these concentrations are the product of a limited customer base.

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

Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS No. 133) requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $53.2 million largely due to the Company’s stock split a one-for-two Hundred ratio and the precipitous drop in market price and unrealized gain of approximately $142,000 for the three months ending September 30, 2008 and for the three months ended September 30, 2007, respectively.

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

Intangible assets at September 30, 2008 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with

AICPA Statement of Position 00-2, “Accounting by Producers and Distributors of Film”. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

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

Stock-Based Compensation

During December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires measurement and recognition of compensation expense for all stock-based payments at fair value. This statement eliminated the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock-based payments include stock grants.

We have granted options to purchase common stock to some of our employees at prices equal to the market value of the stock on the dates the options were granted. The Company has also awarded liability instruments that required employee and consultants to provide services over a requisite period. We adopted SFAS No. 123R in the second quarter of fiscal 2006 using the modified prospective application. Under this method, the fair value of any outstanding but unvested options or liability instrument as of the adoption date is expensed over the remaining vesting period. However, there was no compensation expense for stock options calculated according to SFAS No. 123R in 2007 or 2008.

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

Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Net Income per Common Share

The provisions of SFAS No. 128, "Earnings per Share," which require the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2008 and 2007, net income per common share and net income per common share-assuming dilution are equal.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,”  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007.  The adoption of SFAS 159 has not had a material impact on the Company’s financial condition or results of operations.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” was issued December 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of approximately $41,976 and $60,242 at September 30, 2008, and December 31, 2007, respectively.

NOTE 3 - Property and Equipment

Depreciation expense for the nine months ending September 30, 2008 and September 30, 2007 was $86,754 and $86,344, respectively. At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Vehicles	$623,839	$623,839
Equipment	839,969	833,404
Leasehold improvements	53,296	53,296
Furniture & Fixtures	26,939	26,939
Total property and equipment	1,544,043	1,537,478
Accumulated depreciation	$1,314,140	$1,227,386

Property and equipment, net	$229,903	$310,092

NOTE 4- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at September 30, 2008 and December 31, 2007

DESCRIPTION	September 30, 2008	December 31, 2007
Capitalized vehicle leases, payable in monthly installments, bearing interest rates, maturing in 2011	$94,277	$ 119,538
Convertible Notes due currently with varying interest rates	115,000	110,957
Various notes due currently with varying interest rates	732,466	735,857
Settlement Payments Due 2010	158,889	216,667
Notes Payable, Bank	300,318	300,250
8% Callable Secured Convertible Notes maturing 2009 (net of discount of $ (1,343,483))	806,513	544,217
Total	$ 2,207,463	$ 2,027,486
Less Current Portion	1,308,641	1,317,958
Long Term Portion	898,822	709,528
Total	$ 2,207,463	$ 2,027,486

The Company’s infrastructure subsidiary had a bank line of credit of $300,000 of which it has used $300,318 as of September 30, 2008 at an interest rate of 7.75% with a maturity on June 6, 2008.  The subsidiary has defaulted on its loan and the bank has instituted a motion in the Johnson Circuit on September 25, 2008.

A 7% Convertible Note matured in May 2007 and is currently classified in Current Notes Payable.  The Company is in default in the amount of $50,000.

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including payments of approximately $7,200 due monthly.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%. The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and Stock Purchase Warrants to buy 500,000 shares of common stock. On June 20, 2008, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 500,000 shares of common stock.  On July 29, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 35,000,000 shares of common stock, and the interest rate on all of the Callable Secured Notes increased to 12%.  On September 24, 2008, we entered into a financing agreement involving the sale of additional $70,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 35,000,000 shares of common stock.   On November 5, 2008, we entered into a financing agreement involving the sale of additional $61,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 25,000,000 shares of common stock, and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.  We currently have approximately $2,400,000 callable secured convertible notes outstanding, after giving effect to conversions throughout the year, which includes funding received after September 30, 2008 (see Note-10). On January 31, 2008 and November 10, 2008, $147,542 and $191,100 respectively, of accrued interest on these notes was converted to a debenture with similar terms and conditions. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.   The Company has filed an Information Statement on September 15, 2008, pursuant to section 14 (c) of the Securities Exchange Act of 1934, as amended, to increase the number of $0.001 par value authorized common shares from 200,000,000 to 5 billion, and our preferred stock par value $0.001 to 500 million.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

The Company filed a Certificate of Change pursuant to NRS 78.209 with the Secretary of State of Nevada which became effective on July 18, 2008.  The Certificate of Change effected a 1 for 200 reverse stock split of the Company’s then outstanding common stock and reduced, the outstanding amount of authorized shares of common stock to 200,000,000.

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

Options Granted

A summary of option transactions for the period from December 31, 2006 to September 30, 2008 taking into effect one-for-two hundred reverse split that took effect on July 18, 2008.

	Options	Weighted average option Price
Outstanding at December 31, 2006	5,875	$46.00
Granted	-	-
Exercised	-	-
Rescinded	(1,800)	-
Outstanding at December 31, 2007	4,375	$00.39
Granted	-	-
Exercised	-	-
Returned/Expired	-	-
Outstanding at September 30, 2008	4,375	$00.39

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

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock.  In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5, 2007, 6.5 million shares were allocated to the Series D Preferred Stock.  There were 2.69 million shares of blank check preferred remaining at September 30, 2008.

On April 24, 2008, the Company increased its total Preferred Shares authorized from 10 million to 500 million shares.

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum  per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. As of September 30, 2008, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2008, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at September 30, 2008, were $39,547. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the three months ended September 30, 2008.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 117,493 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,498,109 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.  As of September 30, 2008, all 135,000 authorized shares were issued and outstanding.

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

Warrants

A summary of warrants outstanding at September 30, 2008 (a)

Warrants	Date Issued	Expiration Date	Price

1,125	02/2004	02/2009	10.00
5,000[a]	07/2004	07/2010	10.00
668	08/2004	08/2009	140.00
3,338	06/2004	06/2009	130.00
525	02/2005	02/2010	130.00
105	04/2005	04/2010	140.00
3,813	10/2005	10/2010	130.00
2,500	12/2005	12/2010	26.00
35,000	03/2006	03/2011	20.00
2,500	05/2007	05/2012	26.00
100,000	09/2007	09/2014	1.00
50,000	12/2007	12/2014	1.00
2,500	03/2008	03/2015	1.00
2,500 35,000,000 50,000,000	06/2008 07/29/08 09/24/08	06/2015 07/2015 09/2015	1.00 0.005 0.001
85,214,298

(a) Represents Options for 2,000, 1,500 and 1,500 shares originally priced at $200.00, $150.00 and $130.00, respectively which were repriced to $10.00 in October, 2005 (taking effect stock split of the Company’s common stock, up to a one-for-two Hundred ratio that became effective on July18,2008.

NOTE 7-Related Parties

The Company’s subsidiary, Services, paid rent month to month in the first quarter of 2006 and Services entered into a sublease for its New York office from a company 100% owned by the Company’s President, currently at approximately $5,100 per month.  The lease and Services sublease on this space expire on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord.

The Company’s principal shareholders and officers made loans to and payments on behalf of the Company and received payments from the Company from the time to time.  The net outstanding balance due to the officers at September 30, 2008 and December 31, 2007 was approximately $613,000 and $417,700, respectively.

NOTE 8 - Concentration among large customer’s increases credit risks

The concentration of our business is among a number of large customers which increases our potential credit risks.  Revenue from three customers accounts for approximately 96% for the three months ending September 30, 2008 were as follows: AIS 24%; Crown Castle 40%; and T-Mobile 32%.  The Company had three major customers representing approximately 62% of revenue for nine months ending September 30, 2008.

In addition, four and two customers accounted for 91% and 70.4% of Accounts Receivable at September 30, 2008 and December 31, 2007, respectively.

NOTE 9 - Commitments and Contingencies

License Agreements

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company which expired April 30, 2008 and that provides for his employment as President and Chief Executive Officer at an annual salary. The Board of Directors has authorized an extension expiring on December 31, 2008, adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common and preferred stock as consideration for services rendered to the Company.

Due to a working capital deficit, the Company is unable to pay his entire salary in cash and the Company accrued the unpaid portion. Pursuant to his employment agreement and in the best interest of the Company, in lieu of cash, Mr. Hreljanovic has agreed from time to time to accept the issuance of shares of the Company’s common and/or preferred stock as part of his unpaid salary.

Unasserted Claims

The Company has learned that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations.  The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of September 30, 2008, no shareholders have asserted any claims against the Company.

Going Concern

As shown in the accompanying financial statements, the Company’s revenue decreased to approximately $127,100 through three months ending September 30, 2008, from approximately $301,000 through three months ending September 30, 2007.

The Company is continuing to incur net losses and maintains a negative working capital. While there was net loss for the three months ending September 30, 2008, excluding the loss on the fair market valuation adjustment of derivative liabilities, the Company incurred a loss of approximately $544,571 in the three months ending September 30, 2008, and approximately $868,053 in the three months ending September 30, 2007.  Working capital deficit approximately ($3,914,973) at September 30, 2008.

The fact that the Company continued to sustain losses in 2008, has negative working capital at September 30, 2008 and still requires additional sources of outside cash to sustain operations continues to create uncertainty about the Company’s ability to continue as a going concern. The Company is in process of developing a reorganization plan to improve its cash flow through financing its accounts receivable and raising additional funds either through the issuance of debt or equity The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management’s plan to expand operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Chapter 11 case was filed by New Wave Communications, Inc. on November 7, 2008.  The reason for the filing was that New Wave Communications sustained irreparable damages which the Company asserted claims against the Calderheads committing serious, material breaches of their agreements with Juniper ( see Legal Proceedings).  The reorganization is based upon the existing contracts New Wave has with its customers which are going to be financed by a factoring agreement which is being negotiated.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $1,200,000 in 2007, $306,000 in 2008, through the sale of 8% Callable Secured Convertible Debentures for working capital, capital purchase and for the payment of debt to date.  Additionally, the Company raised approximately $107,000 through the sale of 12% Convertible Debentures. In consideration for the Company to receive additional funds from the aforementioned debenture holders, the Company amended their Applicable Percentage to 28% and their Interest Rate to 15% of all their Notes  to date and will become  effective January 2008, which will be convertible into the Company’s common stock.  Among the obligations that the Company has not had sufficient cash to pay are its payroll, past payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

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

Year	Amount
2009	$57,723
2010	59,600
2011	61,536
2012	63,536
2013	65,600
Thereafter	221,973
Total	$529,968

The company has various equipment leases expiring through April 2011.  Minimum future lease payments for these leases are as follows:

Year	Amount
2009	$55,210
2010	33,654
2011	5,417
Total	$94,281

Litigation

On May 1, 2007, the Company settled the previously disclosed lawsuit against a former consultant for $310,000 including a Note Payable due 2010.  Balances outstanding as of September 30, 2008 and December 31, 2007 were $158,888 and 216,667, respectively.

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

The Company’s infrastructure subsidiary had a bank line of credit of $300,000 of which it has used $300,318 as of September 30, 2008 at an interest rate of 7.75% with a maturity on June 6, 2008.  The subsidiary has defaulted on its loan and the bank has instituted a motion in the Johnson Circuit on September 25, 2008.

NOTE 10 – Subsequent Event

On November 5, 2008, we entered into a financing agreement involving the sale of additional $61,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 25,000,000 shares of common stock, and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.

On November 7, 2008 New Wave Communications, Inc a wholly owned subsidiary of Juniper Services, Inc. filed a Certificate Of Emergency in request for relief under Chapter 11 of the United Staes Bankruptcy Code, case number 08-13975-JKC-11 with Honorable Judge James K. Coachys.

On November 10, 2008, $191,100 of accrued interest on these notes was converted to a debenture with similar terms and conditions.

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
Key Factors Affecting or Potentially Affecting Results of Operations and Financial Conditions

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2007, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized loss for the three months ended September 30, 2008 of approximately $53,248,145 and an unrealized gain for the three months ended September 30, 2007 of approximately 142,400.

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

On November 7, 2008 New Wave Communications, Inc. a wholly owned subsidiary of Juniper Services, Inc. filed a Certificate Of Emergency in request for relief under Chapter 11 of the United States Bankruptcy Code, case number 08-13975-JKC-11 with the Honorable Judge James K. Coachys.

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

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted through Services. Services operate the Company’s wireless broadband and wireless installation services on a national basis. Its direction is to support the demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installations. On March 16, 2006, Services completed the acquisition of all outstanding shares of New Wave Communication, Inc. (“New Wave“), making it a wholly owned subsidiary of Services

New Wave is a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. The Company services wireless providers primarily in Eastern Illinois, all of Indiana, North Central Florida, Jackson, Mississippi, Georgia, Oklahoma, Washington, D.C., Wisconsin, Colorado, Tennessee, Kentucky, Maryland, North Carolina, South Carolina, New York and Western Ohio, but is capable of sustained work anywhere within the United States. New Wave has provided services to Cingular

Wireless/AT&T, Sprint/Nextel, Verizon, T-Mobile, Cricket, Revol, Crown Castle and general contractors such as, WFI, Velocitel, and Bechtel.

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

The Company has experienced a dramatic reduction in revenue during the second half of 2007 which has continued during the 2008, largely attributed to the actions of Michael and James Calderhead, former disloyal employees, for their outrageous breaches of various contractual and fiduciary duties owed to the Company, including alleged business interference and employee theft.
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

2. Hired new management team and reorganized management’s responsibilities. We had added a new Controller, and have promoted from within the New Wave family;
3. Aligned labor costs with market conditions;
4.    Evaluated geographic footprint outside Indianapolis and customer need with customer contracts.  The Company has redirected its sales efforts into new territories, its service footprint to include Mississippi, Florida, Illinois, New York, Colorado and Georgia.

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

Three Months Ending September 30, 2008 vs. Three Months Ending September 30, 2007.

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

During the three month period ending September 30, 2008, Juniper Pictures generated no revenue.  Certain of our films that generate revenue when contracts were signed and are still under license and are currently being aired by licenses.

NET INCOME (LOSS)

While there was net loss available to common stockholders of approximately $53,794,237, or $(0.86) per share on revenue of approximately $127,120 for the three months ended September 30, 2008, it did not exclude the gain on the fair market evaluation adjustment of derivative liabilities, the Company incurred a loss of approximately $53,248,145.  Compared to a net loss of approximately $727,000 or $(4.07) per share on revenue of approximately $301,000 for the three months ended September 30, 2007, which did not exclude the gain on the fair market evaluation adjustment of derivative liabilities, the Company incurred a gain of approximately $142,400.  This represents a 58% decrease in revenue and a 7300% swing in net loss predominately attributed to the unrealized loss on adjustment of derivative and warrant liabilities to fair value. .

Broadband Installation and Wireless Infrastructure Services

Revenues

The broadband installation and wireless infrastructure services generated revenues of approximately $127,100 for the three month period ending September 30, 2008 compared to approximately $301,000 for the three month ending September 30, 2007, a decrease of approximately 58%. The decrease in revenue was attributable to several factors including the alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for their outrageous breach of various contractual and fiduciary duties owed to the Company and a reduction in construction activity by major customers.

Operating Costs

The broadband installation and wireless infrastructure incurred operating costs of approximately $64,596 (51% of revenue) for the three month period ending September 30, 2008, compared to approximately $337,000 (112% of revenue) for the three month ending September 30, 2007, a decrease of approximately $272,122, and a reduction of 157% of revenue.

Gross Profit

The Company’s gross profit margin for the three month ending September 30, 2008 was approximately $62,500 representing 50% of revenue, compared to approximately a negative $36,000 gross profit margin for the three month ending September 30, 2007 representing 119% of revenue.

Selling and General Administrative Costs

Selling, general and administrative expenses decreased from approximately $612,000 for the three month ending September  30, 2007 to approximately $321,800 for the three month ending September 30, 2008 a 47% decrease. However, the selling, general and administrative as a percentage increased from 203% of revenue for the three month September 30, 2007 to 253% of revenue for the three month ending September 30, 2008. The Company shall continue to monitor its SG&A costs as a percentage of revenue. This increase in selling, general and administrative expense is primarily due to changes in payroll related costs and legal costs as a result of actions of disloyal employees (see section on litigation), and an increase in legal expenses.

Nine Months Ended September 30, 2008 vs. September 30, 2007

Net Income (Loss)

Net loss available to common stockholders was approximately $56,682,705 or $(2.35) per diluted net loss per share on revenue of approximately $629,100 for the nine months ended September 30, 2008 compared with net loss of approximately $238,800 or $(2.09) per diluted net loss per share on revenue of approximately $1,404,100 for the nine months ended September 30,2007.

Revenues

The broadband installation and wireless infrastructure services recognized revenue of approximately $621,613 for the nine month period ended September 30, 2008 compared to approximately $1,404,100 for the nine months ended September 30, 2007, a decrease of approximately 55%.

Operating Costs

The broadband installation and wireless infrastructure services incurred operating costs of approximately $643,957 (102%  of revenue) for the nine month period ended September 30, 2008, compared to approximately $1,285,300(91% of revenue) for the nine months ended September 30, 2007, a decrease of 50%.

Gross Profit

The Company had a deficit in gross profit for the nine months ended September 30, 2008 was approximately $(14,844) representing negative 2.3% of revenue, compared to approximately $118,800 gross profit margin for the nine months ended September 30, 2007, representing 8% of revenue.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $2,158,130 for the nine moths ended September 30, 2007 to $1,184,495 for the nine months ended September 30, 2008, representing a 45% decrease.  However, the selling, general and administrative as a percentage increased from 154% of revenue for the nine months ended September 30, 2007 to 188% of revenue ended  September 30, 2008.  The Company shall continue to monitor its’ SGA costs as a percentage of revenue.  This increase in selling, general and administrative expense is primarily due to increase in consultants and legal fees and the inability to absorb its fixed costs required in maintain the Company in compliance.

Holding Company (Juniper Group)

Operating Expense

The Holding Company does not have any significant income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting, SEC costs, consulting fees and ordinary and customary office expenses.

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.  The loss on derivative securities for the nine months ended September 30, 2008 was approximately $54,858,291 compared with a gain of approximately $2,490,000 for the nine months ended September 30, 2007.  The amortization of the Company’s primary debt instrument amounted to approximately $514,456 for the nine months ended September 30, 2008, compared with approximately $245,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had a working capital deficit of approximately $(3,914,973), compared to a working capital deficit of approximately $(3,090,000) at December 31, 2007. The ratio of current assets to current liabilities was 0.68: 1 at September 30, 2008 and 0.11:1 at December 31, 2007. Cash flow used for operations during the nine months ended September 30, 2008 was approximately $219,775.

Total Debt at September 30, 2008, was approximately $2,207,463 which includes approximately $806,513 from the originally Callable Secured Convertible Notes at 8%.  All Notes have been  amended on November 5, 2008 to 15% ..  In addition, approximately $115,000 represent other Convertible Term Notes at various interest rates and approximately $300,000 under the line of credit, and   $826,747  various equipment loans.  Total Debt at December 31, 2007 was $2,027,486.

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

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised $245,000, through the sale of 15% Callable Secured Convertible and $209,200 through the sale of Convertible Debentures for the nine month period ended September 30, 2007.

Our operations during the three months ended September 30, 2008 were funded by the sale of 15% Callable Secured Convertible. Among the obligations that the Company has not had sufficient cash are to pay its payroll, payroll taxes, attorneys and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

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

The Company has had a bank line of credit promissory note due June 6, 2008 of $300,250 of which the Company has used $300,250 at an interest rate of 7.75%.  The Company is in default on the loan and the Bank has instituted a lawsuit in the State of Indiana, County of Johnson.

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

On June 20, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $50,000 in callable Secured Notes at 12% and stock purchase warrants buying 500,000 shares of our common stock.  In the same transaction, all of the outstanding 8% Callable Notes were converted to 12% interest, however, these notes will only accrue interest at 12% going forward.

On July 29, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $75,000 in callable Secured Notes at 12% and stock purchase warrants buying 35,000,000 shares of our common stock.

On September 24, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $70,000 in callable Secured Notes at 12% and stock purchase warrants buying 50,000,000 shares of our common stock.

On November 5, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $70,000 in callable Secured Notes at 12% and stock purchase warrants buying 50,000,000 shares of our common stock. In addition, it set forth an agreement to amend the Applicale Percentage and Interest Rate for all the aforementioned Notes, which are convertible into shares of the Company’s

On November 10, 2008, the Company entered into a Securities Purchase Agreement with New Millenium Capital Partners II, LLC, AJW Qualified Partners, LLC, and AJW Master Fund Ltd., whereby $191,100 of accrued interest payable was converted into the same amount of callable Secured Notes at 2% on terms similar to those above.

The proceeds received from the sale of the callable secured convertible notes have been, and will continue to be, used to pay for the Company’s business development purposes, working capital needs, payment of certain past due taxes, payment of consulting, legal fees and repayment of certain debts.

During the nine months ending September 30,2008, the Company sold 12% Convertible Debentures, convertible into common stock after one year from the date of investment.  As of September 30, 2008, the Company received approximately $82,000 through the sale of the debentures.  The debentures were sold in varying amounts, all with the same terms.  The debentures bear various  interest at the rate from 7% to 15% per annum and are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock on any day after the first anniversary of the date of the debenture.

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

ACCOUNTS RECEIVABLE

Valuation of Accounts Receivable Collectability of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts.

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

As a result of the lack of adequately qualified internal legal and accounting staff involved in drafting this Item 3A, and the neglect of our outside legal counsel to correctly review this Item 3A, we initially did not comply with recent amendments to Regulation S-B under the Securities Exchange Act of 1934 regarding management’s report on internal control over financial reporting, and did not comply with Item 601(b) (3) of Regulation S-B regarding principal executive officer and principal financial officer certifications.

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

The Company’s infrastructure subsidiary had a bank line of credit of $300,000 of which it has used $300,318 as of September 30, 2008 at an interest rate of 7.75% with a maturity on June 6, 2008.  The subsidiary has defaulted on its loan and the bank has instituted a motion in the Johnson Circuit on September 25, 2008.

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

Date: November 19, 2008

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer