Form 10-K
JUNIPER GROUP INC
filed 2009-05-15
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

Commission File Number 19170

JUNIPER GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-2866771
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

20283 State Road 7, Suite 300 Boca Raton, Florida	33498
(Address of Principal Executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 807-8990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:
☐	Large accelerated filer	☐	☐	Accelerated filer	☐
☐	Non-accelerated filer	☐	☒	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the approximate aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $122,500 as of December 31, 2008.

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of  May 1, 2009: 1,744,486,618.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 414(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2008). None.

[The page numbers are plug numbers to be corrected]
TABLE OF CONTENTS
(Omits inapplicable items)

We want to provide you with more meaningful and useful information. This Annual Report on Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Wherever possible, we have tried to identify these forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PART I
Item 1. Business.

We specialize in broadband installation and wireless infrastructure construction and other services for national providers of wireless voice, messaging and data services.  Our service offerings include tower erection and construction, site installation, maintenance and upgrading, site surveys, collocation facilitation, tower construction, antenna installation to tower system integration, and hardware and software installation.

Our customers typically outsource much of their work through a competitive-bidding process.  Important factors, other than price, include prequalification, the ability to financially support the work, quality of technicians, and other factors.

At the end of 2008, we significantly restructured our operations, relocating our base of operations from Franklin, Indiana to Great Neck, New York.  We now conduct our operations through our new subsidiary, Tower West Communications, Inc., a California corporation (“Tower West”), organized on December 31, 2008 (“Tower West”).

We are rebuilding our staff and now have 7 full time employees, including Vlado P. Hreljanovic, our principal executive officer, and 2 part-time employees.

We have also operated in motion picture distribution.  This business consists of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias.  During 2008, less than 2% of our revenues were derived from these operations, and we do not expect substantial revenue from motion picture distribution for the foreseeable future.

We were incorporated in Nevada on January 22, 1997.  Our subsidiaries have included Juniper Communications, Inc., a New York corporation, Juniper Services, Inc., a New York Corporation and New Wave Communication, Inc., a Indiana corporation (“New Wave”).  Juniper Communications is  inactive and has no operating revenue or expense was attributed in 2008 and 2007.  New Wave’s business, based in Franklin, Indiana, was unsuccessful, as a result of the alleged misconduct of its former owners and management. See Item 3.  Litigation.  In June 2008, New Wave was unable to repay its bank line of credit and defaulted on the  loan.  It was unable to perform on bids it won for construction in the Indianapolis, Indiana market, ceased operations and abandoned its facilities and assets.   On November 7, 2008, New Wave filed a bankruptcy case under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Indiana, Indianapolis division. The petition was voluntary dismissed at the request of New Wave Communications.

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

AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated May 15, 2009 Liebman Goldberg & Hymowitz LLP., stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations. We have experienced net operating losses. Our ability to continue as a going concern is subject to our ability to maintain and enhance our profitability.

In their report dated May 14, 2007 Morgenstern, Svoboda, & Bear, CPA’s P.C., stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations. We have experienced net operating losses. Our ability to continue as a going concern is subject to our ability to maintain and enhance our profitability.

During 2009, the Company changed its’auditors to Liebman Goldberg & Hymowitz  LLP from Morgenstern, Svoboda and Bear, CPA, P.C.

WE HAVE ACCUMULATED LOSSES AND ARE NOT CURRENTLY PROFITABLE.

We have incurred a deficit of approximately $93.4 million as of December 31, 2008 and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses for the foreseeable future as we continue to make significant expenditures for acquisitions, sales and marketing, infrastructure development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed expectations, we may experience reduced profitability.

WE COULD HAVE UNFAVORABLE HEALTH INSURANCE AND WORKERS COMPENSATION CLAIM EXPERIENCES.

If a customer does not pay us, or if the costs of benefits we provide to worksite employees, exceed the fees a client pays us, our ultimate liability for worksite employee’s payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

 OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE NASD OTC ELECTRONIC BULLETIN BOARD; AND IN ADDITION THERE ARE VARIOUS INDUSTRY FACTORS, WHICH COULD CAUSE INVESTORS TO FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol JNIPE.OB. As of May 1, 2009 there were 1,744,486,618  shares of Common Stock outstanding, of which approximately 1,282,812,000  were tradable without restriction under the Securities Act.

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

Commencing in 2001 and through 2003, the communications industry suffered a severe downturn that resulted in reduced capital expenditures for infrastructure projects, even among those customers that did not experience financial difficulties. Although our strategy is to increase the percentage of our business derived from large, financially stable customers in the communications industries, these customers may not continue to fund capital expenditures for infrastructure projects at current levels during the current economic downturn. Even if they do continue to fund projects, we may not be able to increase our share of their business. Bankruptcies or decreases in our customers’ capital expenditures and disbursements could reduce our revenue, profitability or liquidity.

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

WE MAY NOT ACCURATELY ESTIMATE THE COSTS ASSOCIATED WITH OUR SERVICES PROVIDED UNDER CONTRACTS WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

A substantial portion of our revenues in 2008 and 2007 was derived from master service agreements and other service agreements that are cost plus contracts with ceiling limits. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. Revenue derived from these contracts was strictly derived from the wireless infrastructure services of our business.  Certain of these organizations are themselves construction companies and general contractors employed by providers of wireless services.  As a result, the Company’s exposure to the loss of a particular customer maybe greater on an indirect basis than described herein.

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

THE CONCENTRATION OF OUR BUSINESS AMONG LARGE CUSTOMERS COULD INCREASE CREDIT RISKS.

The concentration of a portion of our business among a number of large customers increases our potential credit risks. One or more of these customers could delay payments or default on credit extended to them. Any significant delay in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in significantly decreased earning and material and adversely affect our businesses financial condition and results of operations. Revenue derived from the major customers accounted for 62% for 2008 of the gross revenue for the year.

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

Natural catastrophes, such as the recent hurricanes in the United States, could also have a negative impact on the economy overall and on the Company’s ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods.

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

Telecommunications carriers, are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technology, increasing pricing competition for subscribers and general economic conditions in the United States.  If the rate of network deployment slows and carriers reduce their capital investment in wireless infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.  The uncertainty associated with rapidly changing telecommunications technology may also negatively impact the rate of deployment of wireless networks and the demand for our services.  Telecommunications services providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities.   If telecommunications services providers perceive that the rate of acceptance of the next generation telecommunications product will grow more slowly than previously expected, they may, as a result, slow their development of the next generation technologies.  Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment.  Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

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

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND REQUIRE SIGNIFICANT MANAGEMENT TIME AND ATTENTION.

As a public company we are subject the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act. The requirements of the rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time, consuming or costly and may also place undue strain on our systems and resources.  The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial conditions.  The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosures controls and procedures, and internal controls over financial reporting.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.  These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified member of our management team.

WE SHALL BE REQUIRED TO SEEK ADDITIONAL MEANS OF FINANCING.

During the period from December 28, 2005 through March 11, 2009 the Company entered into fifteen financing arrangements involving the sale of an approximately of $2,621,200 in principal amount of callable secured convertible notes. In addition, during 2008, the Company received approximately $362,000 in principal amount through sale of various debentures. However, there can be no assurance that we will generate adequate revenues from operations and the failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and our ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly, we shall be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

It has come to our attention that sales of our common stock may have been made in violation of Section 5 of the Securities Act of 1933, as amended.  It appears that individuals, who received shares of stock, sold such shares of common stock pursuant to a Registration Statement filed on Form S-8 and then remitted the amounts received in connection with such sales back to us in exchange for the issuance of restricted shares of our common stock.  Such use of a Form S-8 Registration Statement may not have been proper under the Securities Act of 1933, as amended.  Due to the aforementioned, shares may have been issued without registration pursuant to the Securities Act of 1933, as amended, or without relying upon a valid exemption from registration under the Securities Act of 1933 as amended, therefore we may be subject to enforcement proceedings, fines, sanctions and/or penalties.

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

As of May 1, 2009 we had 1,744,486,618 shares of common stock issued and outstanding and convertible notes outstanding or an obligation to issue convertible notes that may be converted into an estimated 37,216,367,200 shares of common stock at current market prices, and outstanding warrants and options or an obligation to issue options and warrants to purchase 215,165,107 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our options and warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. In addition to the foregoing shares which may be issuable in connection with our current financing, we currently have 25,357 shares of 12% non-voting  convertible  preferred stock outstanding , 135,000 shares of Series B Voting Preferred Stock outstanding, and 300,000 shares of Series C Voting Preferred Stock outstanding, which are not currently  convertible into shares of common stock, but based on the current market price would be convertible into an estimated 21,019,187,000 shares of our common stock.

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CALLABLE SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current market price, as of April 9, 2009 of $0.0003.

% Below Market	Price Per Share	With Discount At 50%	Number of Shares Issuable	% of Outstanding Stock

25%	$0.000225	$0.0001125	23,299,600,000	94%
50%	$0.000150	$0.0000750	34,949,400,000	97%
75%	$0.000075	$0.0000375	69,898,800,000	99%

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

The callable secured convertible notes are convertible into shares of our common stock at a 72% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by third party investors.

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

During the period from December 28, 2005 through March 11, 2009 the Company entered into fifteen financing arrangements involving the sale of an aggregate of $2,621,205 in principal amount of callable secured convertible notes and stock purchase warrants to buy 215,150,000 shares of our common stock.

The callable secured convertible notes are due and payable, with 15% interest, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period and as of the end of the last fiscal quarter the amount to repay the callable secured convertible notes would cost an aggregate of approximately $2,621,205. We are currently in default of our obligations due to the fact that we have failed to file an information statement with the Securities and Exchange Commission in a timely manner.  We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IN ORDER TO OBTAIN ADDITIONAL FINANCING UNDER THE NUMBER OF SECURITIES PURCHASE AGREEMENT THAT WE ENTERED, WE WILL NEED TO SATISFY CERTAIN CLOSING CONDITIONS AND IF THEY ARE NOT SATISFIED AND WE DO NOT OBTAIN THE ADDITIONAL FINANCING, WE WILL HAVE TO REDUCE STAFF AND CURTAIL OUR OPERATIONS.

Pursuant to the terms of the number of Securities Purchase Agreement we were to obtain an aggregate of $2,621,205 of financing. Accordingly, we sold to the investors callable secured convertible notes on December 28, 2005, March 14, 2007, May 21, 2007, September 13, 2007 , December 26, 2007,  January 31,2008, March 14, 2008,June 20,2008, July 29, 2008, September 24,2008, November 5, 2008, November 10,2008, December 3, 2008, December 5, 2008 and March 11,2009 . In the event that the conditions are not satisfied, we will need to obtain additional financing from another source. There is no assurance that we will be successful in obtaining additional financing and if additional financing is not available or is not available on acceptable terms, we will have to reduce staff and curtail our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

Our headquarters are located at 20283 State Road, Suite 300, Boca Raton, Florida 33498. Our lease in Boca Raton is on month to month basis, with current rent of $200 per month, and we have a subsidiary office at 60 Cutter Mill Road, Suite 611, Great Neck, New York 11021 (consisting of 1,650 square feet of offices), that is subleased for a monthly rent of $4,900 and by agreement the rent with be adjusted to match the master lease for the space.  This space is subleased from an entity 100% owned by Mr. Hreljanovic the CEO of the Company.  The agreement for the space expires with the lease on the property on November 30, 2016.

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

In Re New Wave Communications, Inc.  A chapter 11 Bankruptcy petition was filed on November 7, 2008 in the U.S. Bankruptcy Court for the Southern District of Indiana (Indianapolis) and assigned case #08-13975-JKC-11.  The petition was voluntarily dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

Regions Bank vs. New Wave Communications Inc..  State of Indiana, County of Johnson, Johnson County Circuit/ Superior Court Case No. 41D010809.  Suit has been filed seeking enforcement of a promissory note date June 6, 2008 in the amount of $300,250 and bearing interest at the rate of 7.75%.

On May 8, 2008, U.S. District Court Eastern District of NY Index No. 08 Civ. 1900.   Alan Andrus filed an action entitled Andrus vs Juniper Group Inc in the United States District Court for the Eastern District of New York. The

complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and the Company anticipates it will file a Motion for Summary Judgement in the coming months while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective May 15, 2008, our Board of Directors and a majority of our shareholders approved a Certificate of Change to increase our authorized shares of Common Stock from 750,000,000 shares to 40 billion shares without changing the par value from $0.001.

On June 20, 2008, the board of directors authorized a 1 for 200 reverse stock split of the common stock of the Company.  The resolution and amendment was made effective as of July 14, 2008 and decreased the number of outstanding shares from 2,218,784,070 to 11,093,920 and reduced the number of authorized shares to 200 million..

On August 15, 2008, a majority of our shareholders approved an amendment to our Articles of Incorporation to increase in our authorized shares of our Common Stock from 200 million to five billion shares without changing the par value from $.001.  The amendment was filed and became effective December 23, 2008.

The forgoing actions were taken without a special meeting of shareholders under the authority of Section 78.320 of the Nevada Business Corporation Act.  This statute provides that any action required to be taken at a meeting of the stockholders may be taken without a meeting if a written consent thereto is signed by stockholders holding at least a majority of the voting power required for such an action at a meeting.

The holders of shares representing 87% of the voting power of the Company executed written consent giving our board the authority to amend the Company's Articles of Incorporation to increase the authorized common stock of the Company from 200 million to 5 billion shares.  Notice of the action was provided to shareholders prior to the effective date of the action. The elimination of the need for a special meeting of the shareholders to approve the Increase is authorized by Section 78.320 of the Nevada Revised Statutes, (the "Nevada Law").  This Section provides that the written consent of the holders of outstanding  shares of voting capital stock, having not less than the minimum number of votes which would be necessary to authorize or  take the action at  a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting. According to Section 78.390 of the Nevada Law, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company's Articles of Incorporation. In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the Increase as early as possible in order to accomplish the purposes of the Company, the Board of Directors of the Company voted to utilize the written consent of the majority shareholders of the Company.

On September 24, 2008, the Board of Directors adopted new Bylaws.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices, Number of Shareholders and Dividends

The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded on the OTCBB. The following constitutes the high and low sales prices for the common stock as reported by OTCBB for each of the quarters of 2007, 2008 and 2009, respectively. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, after giving effect to a one for two hundred reverse stock split on July 18, 2008.

Fiscal Year	Quarter	High	Low
2009	First quarter ended March 31, 2009	$0.0004	$0.0003
2008	First quarter ended March 31, 2008	$0.0800	$0.0600
	Second quarter ended June 30, 2008	$0.0200	$0.0200
	Third quarter ended September 30, 2008	$0.0008	$0.0008
	Fourth quarter ended December 31, 2008	$0.0015	$0.0015
2007	First quarter ended March 31, 2007	$8.0000	$4.2000
	Second quarter ended June 30, 2007	$7.0000	$0.0070
	Third quarter ended September 30, 2007	$2.0000	$0.0009
	Fourth quarter ended December 31, 2007	$0.4800	$0.0007
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

In 2006, 135,000 of the blank check amount were allocated to the Series B Preferred Stock and 300,000 shares were allocated to the Series C Preferred Stock.  In 2006, the total Preferred Shares authorized were increased to 10 million shares. On February 5, 2007, 6.5 million shares were allocated to the Series D Preferred Stock.  There were 2.69 million shares of blank check preferred remaining at December 31, 2008.

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

On February 2, 2008, the Board of Directors authorized the issuance of shares of the Company’s common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31, 2008, were $41,068. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock.

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

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2008, 7,310,000 have been designated for the Company’s four classes of preferred stock.

We have approximately 273 shareholders of record and an unknown number that hold shares in street name.

No dividends have been declared since December 31, 2008. We presently intend to retain any earnings to fund development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders, except as set forth in Item 13. Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements.

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	N/A

Equity compensation plans not approved by security holders	11,273(1)	$119.38	549(1)
Total	11,273	$ 119.38	549

 (1)           Represents   options issued and outstanding under the 2004 Consultant Stock Plan, (after giving effect to a one for two hundred reverse stock split on July 18, 2008) described in Item 11. – Executive Compensation –  Equity Compensation Plan Information.

On December 19, 2008, we adopted the 2009-1 Stock Award plan that provides for the issuance of 40,000,000 shares of Common Stock.  All 40,000,000 issued during the first quarter of 2009 for legal services valued at $32,000.  Accordingly, there are no shares available for future issuance under the 2009-1 Stock Award Plan.

Recent Sales of Unregistered Securities

In fiscal 2008 we issued 226,735,400 shares of common stock in connection with the conversion of Callable Secured Convertible Notes held by an investor group.  We also sold $385,000 in Callable Secured Convertible Notes and 215,005,000 warrants to these investors and during 2008. In the first quarter of 2009, we sold $50,000 in additional convertible debentures in the transactions described in Item 13. Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements.

We relied on the exemptions form registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sale of the convertible notes and warrants to investors and the issue of shares upon conversion of convertible notes, debentures and preferred stock. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operation for 2009

During fiscal years 2008 and 2007 and the first quarter of 2009, our operating activities have not resulted in a positive cash flow due to operating losses.  During this time, we have relied on borrowings from an investment group.  We will continue to require financing from external sources this fiscal year in order to be able to continue in operation as a going concern and to pay for our operating activities.

We intend to finance new contracts through accounts receivable financing.

As of March 31, 2009, the investment group has converted to stock approximately $111,000 of the notes. The aggregate outstanding principal amount of the remaining convertible notes was approximately $2,274,000  as of that date. We believe without assurance that the investment group will continue to convert the notes to stock. However, the rate of conversion has been minimal as a result of the decrease in our stock price, to which the rate of conversion is tied. It is unlikely that all of the remaining debt will be converted when it begins to become due.

As a result of our inability to achieve a critical mass of customers to establish a stable niche in our business, generate a profit, achieve a positive cash flow, and obtain additional financing, we are in a vulnerable financial condition. Additional liquidity and capital resources will be necessary to defray our ongoing expenses that have risen significantly, while revenue decreased in 2008 and for the year to date.  Our independent public accountants report that the we have suffered recurring losses from operations that raises substantial doubt about our ability to continue as a going concern.  Our plan of operation for the remainder of fiscal 2009 is to obtain additional debt and equity financing, complete the reorganization of our operating subsidiaries, and to expand operations by obtaining additional contract revenue and reducing operating costs and expenses.  There can be no assurance that during this attempted turnaround we can implement our business plan, achieve profitability and generate a profit or positive cash flow.

Financial condition at December 31, 2008 and 2007

December 31, 2008. Accumulated deficit was approximately $93.4 million and we had a working capital deficiency of $3,8 million.  The principal source of liquidity in 2008 included net proceeds of $755,000 from the sale of convertible notes.

December 31, 2007. Accumulated deficit was approximately $38.4 million and working capital deficiency was $3,089,593. Principal sources of liquidity in 2007 included net proceeds of $1,260,000 from the sale of convertible notes.

Results of operation –Fiscal Years ended December 31, 2008 and 2007

Revenue decreased to $632,738 in 2008 compared to $1,896,297in 2007. The decrease in revenue was primarily due to completion of existing customer contracts and a decrease in new contract awards during the bankruptcy reorganization our principal operating subsidiary.

General and administrative expenses decreased to $1,520,742 in 2008 compared to $2,698,667 in 2007 as result of a decrease in payroll expense.

We incurred an amortization of debt discount of $964,861 in 2008 compared to $385,947 in 2007.  This increase was primarily due to the increase in debt.  Accordingly, net losses increased to $54,545,647 in 2008 from $9,830,059 in 2007 the increase resulting from the recognizing $51,940,864 in loss on the adjustment of derivative and warrant liabilities to fair value in 2008.

Interest expense increased to $314,053 in 2008 compared to $176,323 in 2007. This increase was primarily due to the issuance of additional convertible notes and an increase in the interest rate on outstanding debt.

We recognized a loss on derivatives of $51,940,864 in 2008 compared to a loss of $6,497,666 in 2007.  The variance was due to a decrease in the estimated market value of the derivative instrument resulting mainly from the decrease in the price of our stock on which the estimated market value is based.

Net loss increased to $54,545,647 in 2008 from $9,830,059 as a result of these items.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The response to this item follows Item 15.

Item 9. Changes in and Disagreements with Accountants on Financial Statement Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, principally Mr. Hreljanovic, our chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal; executive and principal financial officers, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. The framework on which management’s evaluation of our internal control over financial reporting is based is described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has not identified any material weakness in our internal control over financial reporting.  Management concluded that our internal control over financial reporting as of the end of the period covered by this report was effective except as follows:

(a)	As a result of the cessation of the operations at our main subsidiary, during the year, all of that subsidiary’s records were seized by creditors and many of these records remain unavailable.
(b)	Our chief Executive Officer is also our Chief financial Officer and as a result, checks and balances are not always employed in all our operating processes.

There were no changes in the issuer’s internal control over financial reporting during our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The Company is currently designing procedures to, on a continuing basis, test and validate the quality of our internal controls.  Management will take measures at the end of each quarter in 2009 to review our procedures carefully for errors and adjustments, if needed.

We review each account balance for all subsidiaries in the consolidation, after we have completed recording all transactions and adjusting balances.  This is done to verify that the accounts reflect the correct balance and that required adjustments have been made.  We are working to improve and maintain the quality of our controls over financial reporting.

Item 9(B). Other Information.

Subsequent events:

On May 11, 2009 the Company entered into an financing agreement for Convertible Promissory Notes in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Notes in the amount of $750,000. The Company has received $50,000 toward satisfaction of this note as of this date.

The Convertible Promissory Note matures three years from the effective date and bears a one time interest equal to 12% and the obligation is convertible into the voting common stock of the Company at a conversion rate based on 70% of the lowest trade price in the 20 trading days previous to the conversion.  Any conversions by the Holder of these note is limited to the Holder remaining under 4.99% ownership of the outstanding voting common stock of the Company.  By the terms of this note prepayment is not permitted unless approved by the lender.

The Secured & Collateralized Promissory Notes mature three years from the effective date and bear a one time interest charge of 13.2% and are secured by securities in the amount of 750,000.

-

PART III

Item 10. Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Vlado P. Hreljanovic	61	Director, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary
Barry S. Huston	63	Director
Our Board of Directors is comprised of two directors of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. The following is a brief description of the background and experience of our director and officer.

Vlado P. Hreljanovic has been Chairman of the Board, Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary since 1987. From 1980 through 1986, he was an independent producer of full-length feature films, including Just Before Dawn.  From 1976 through 1979, Mr. Hreljanovic was controller of Master Eagle, Inc., a wholly owned subsidiary of Unimax, Inc., formerly a publicly traded company. Prior thereto, he was  with Peat Marwick Mitchell & Co., now KPMG, a worldwide accounting, tax and advisory services firm.  Mr. Hreljanovic received his bachelor of science from Fordham University in 1970. He also owns and controls as sole owner, director and officer, Entertainment Marketing, Inc., a New York corporation.

Barry S. Huston a director since 2000, has been a practicing attorney for thirty-seven years specializing in complex personal injury and wrongful death litigation, including construction and workplace accidents, motor vehicle accidents, products liability, premises and municipal liability, medical malpractice, toxic/environmental torts, and aviation disasters.  He is of counsel to The Perecman Firm, a New York, New York personal injury law firm.  Prior thereto, he was a senior partner with his own law firm. Some of his most notable cases involve pharmaceutical products such as pHisoHex containing the neurotoxin hexachlorophine and a dietary supplement containing ephedra, litigation resulting from the Pan Am Flight 103 air disaster, and a settlement of $15.7 million ($8.5 million present value), which was one of the largest motor vehicle accident settlements in Massachusetts history.  Mr. Huston received a Juris Doctor degree in 1972 from Brooklyn Law School and a bachelor or arts in 1969 from Queens College of the City of New York.

Committees of the Board of Directors

Audit Committee. We have no audit committee of the Board of Directors. We are exempt from the Securities and Exchange Commission requirements for a separate audit committee.

No Compensation Committee. We have no compensation committee of the Board of Directors. The entire board acts as our compensation committee. Transactions between our management and us are not conducted at arm's-length. These include their compensation arrangements set forth in Item 11. Executive Compensation and the transactions set forth in Item 13. Certain Relationships and Related Transactions and Director Independence below. Mr. Hreljanovic, without any independent authorization, review or oversight sets the terms of these arrangements and transactions. There can be no assurance that the terms thereof are comparable to those that would be negotiated at arm's-length or otherwise fair and reasonable, despite the good faith belief of Mr. Hreljanovic that they are.

Meetings of Directors

There were no formal meetings of the Board of Directors and no formal meeting of committees thereof in fiscal 2008. [Need set of signed board resolutions for 2008]  The board acted by unanimous consent 10 times. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors.

Codes of Ethics

During 2009, we adopted a Code of Business Conduct and Ethics that addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and use of company assets, compliance with laws (including insider trading laws), and reporting of unethical behavior. The Code of Ethics is applicable to our directors, officers and all employees.

In addition, we have adopted a Finance Code of Ethics that requires honest and ethical business conduct, full, accurate and timely financial disclosures, compliance with all laws, rules and regulations governing our business, and prompt internal reporting of any violations of the code. The Finance Code of Ethics is applicable to our Chief Executive Officer, Chief Financial Officer, Controller  and all finance employees(. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions, by posting such information on our website.

Compliance with Section 16(a) of the Exchange Act

The following table sets forth reports required by Section 16(a) including Forms 3, 4 and 5 that our directors and executive officers failed to file on a timely basis, during the most recent fiscal year and the year to date.
Name	Form 3	Form 4	Form 5	Total
Vlado P. Hreljanovic	0	0	0	0
Barry S. Huston	0	0	0	0
Total reports	0	0	0	0

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid to management during the 2007 and 2008 fiscal years:
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vlado P. Hreljanovic	2008	$235,514(1)	$----0	$---0—	$--0—	$--0 —	$-----0 —	$-35,2162)	$270,730
Director, Chief Executive Officer, Chief Financial Officer, President and Treasurer (1)	2007	219,883(1)	0	0	0	0	0	39,051(3)	258,934

–
(1)           A portion of Mr. Hreljanovic’s salary in 2008 and 2007, $226,283 and $179,298 respectively, is accrued and has not been paid.

(2)           Other compensation for Mr. Hreljanovic in 2008 was primarily comprised of automobile lease payments and insurance premium of  $24,192 and health and life insurance premium of $11,024.

(3)	Other compensation for Mr. Hreljanovic in 2007 was primarily comprised of automobile lease payments and insurance premium of $22,460 and health and life insurance premium of $16,951.

Equity Compensation Plan Information

In 2004, the Board of Directors adopted the 2004 Consultant Stock Plan to provide incentive compensation to employees, directors, officers and others who serve us. The plan provides for issuing of up to 2,000,000 shares of Common Stock or options to purchase Common Stock to our personnel on such terms as the directors may determine.  As of Aril 9, 2009 , we had issued 1,939,984 and the remaining outstanding options of  60,016 have expired.

On December 19, 2008, the Board of Directors adopted the 2009-1 Stock Award Plan (the " Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Plan provides for the granting of up to 40,000,000 shares of Common Stock to our personnel on such terms as the directors may determine.  The directors may amend the Plan.  As of the date hereof, we have granted stock awards for all 40,0000,000 shares for legal services valued at $32,000_.

Option Issues to Management

There were no options issued to management during 2008.  Outstanding options held by management at the end of 2008 and 2007 were as follows:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

		Option Awards(1)					Stock Awards(7)
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Vlado P. Hreljanovic	2008	500,000(1)	—	—	______	2/1/09	—	—	—	—
	2007	500,000(1)	—	—	______	2/1/09
Barry S. Huston	2008	150,000(2)				2/1/09
	2007	150,000(2)				2/1/09
James A. Calderhead	2008	300,000(3)	—	—	_____	2/7/10	—	—	—	—
	2007	300,000(3)	—	—	______	2/7/10
_____

(1)           The options were granted to Mr. Hreljanovic on February 2, 2004 under the 2003 Equity Incentive Plan.

(2)           The options were granted to Mr. Huston on February 2 , 2004 under the 2003 Equity Incentive Plan.

(3)           The options were granted to Mr. Calderhead on February 7, 2005, under the 2003 Equity Incentive Plan and rescinded at the termination of his employment agreement in May 2007( see Litigation section).

Employment and Other Compensation-Related Agreements with Management

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2008, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors, have authorized a an extension of his employment agreement expiring on August 31, 2009 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2008 was scheduled to be approximately $235,514. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic received in gross of $9,200 and the balance due of $226,300 was accrued and not paid.

Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $686,000 at December 31, 2008.   Mr. Hreljanovic incorporated Tower West Communications, Inc. a California corporation, organized on January 2009 ( Tower) and paid all fees associated with its creation.

. Juniper  Services, Inc. owns a 100% interest in Tower subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s  security interest in Tower extinguishes upon payment in full of all compensation owed him.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to his accrued and not paid salary and to a lump sum cash payment equal to approximately three times his current base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Ma
The following table sets forth information, as of May 1, 2009, with respect to the beneficial ownership of our common stock by each person known to be the beneficial owner of more than five percent of the outstanding common stock, and by our director and executive officer, individually and as a group.

Name and Address	Numbers of Shares Beneficially Owned	%
Vlado P. Hreljanovic 60 Cutter Mill Road, Suite 611 Great Neck, New York 11021	396,607,119 (1)	22.8%
Barry S. Huston 20 Melby Lane East Hills, New York 11576		0.00%
Directors and Executive Officer as a Group (Two persons)		22.8%
––––
(1)           Includes 6,500,000 shares of Voting Non-Convertible Redeemable Series D Preferred Stock, $.001 par value, that have 60 votes per share, an aggregate of 390,000,000 votes, 220,000 shares of Voting Convertible Redeemable Series C Preferred Stock that have 30 votes per share, an aggregate of 6,600,000 votes, and an aggregate of 7,119 shares of Common Stock owned by Mr. Hreljanovic’s children.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Directors, Officers and Principal Shareholders

Beginning in 2006, Mr. Hreljanovic made cash advances to us for working capital. These advances are due on demand, bear no interest and are unsecured.  From time to time, we have repaid Mr. Hreljanovic a portion of these advances.  Giving effect to these repayments, the balance due to Mr. Hreljanovic was approximately $686,000 at the end of 2008.  We believe that the terms of these loans are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis.

The Company paid rent under a sublease during 2008 and 2007 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2007 and 2006 was approximately $53,000 and $60,000 respectively. The master lease and the Company’s lease on this space expires on November 30, 2016.

Securities Purchase Agreements

A 7% Convertible Note matured in May 2007 and is currently classified in Current Notes Payable.  The Company is in default in the amount of $50,000.

2005-2009 Securities Purchase Agreements

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%. The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and Stock Purchase Warrants to buy 500,000 shares of common stock. On June 20, 2008, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 500,000 shares of common stock.  On July 29, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 35,000,000 shares of common stock, and the interest rate on all of the Callable Secured Notes increased to 12%.  On September 24, 2008, we entered into a financing agreement involving the sale of additional $70,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 50,000,000 shares of common stock.   On November 5, 2008, we entered into a financing agreement involving the sale of additional $61,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 25,000,000 shares of common stock, and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.  On  December  3, 2008, we sold  $4,000 Stock Purchase Warrants to buy 90,000,000 shares of common stock.   On December 5, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to buy 50,000,000 shares of common stock, and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.  On March 11, 2009, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes, and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.    We currently have approximately $2,400,000 callable secured convertible notes outstanding, after giving effect to conversions throughout the year, which includes funding received after September 30, 2008 (see Note-10). On January 31, 2008 and November 10, 2008, $147,542 and $191,100 respectively, of accrued interest on these notes was converted to a debenture with similar terms and conditions. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.   The Company has filed an Information Statement on September 15, 2008, pursuant to section 14 (c) of the Securities Exchange Act of 1934, as amended, to increase the number of $0.001 par value authorized common shares from 200,000,000 to 5 billion, and our preferred stock par value $0.001 to 500 million.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

On May 11, 2009 the Company entered into an financing agreement for Convertible Promissory Notes in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Notes in the amount of $750,000. The Company has received $50,000 toward satisfaction of this note as of this date.

The Convertible Promissory Note matures three years from the effective date and bears a one time interest equal to 12% and the obligation is convertible into the voting common stock of the Company at a conversion rate based on 70% of the lowest trade price in the 20 trading days previous to the conversion.  Any conversions by the Holder of these note is limited to the Holder remaining under 4.99% ownership of the outstanding voting common stock of the Company.  By the terms of this note prepayment is not permitted unless approved by the lender.

The Secured & Collateralized Promissory Notes mature three years from the effective date and bear a one time interest charge of 13.2% and are secured by securities in the amount of 750,000.

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

Provisions of the Transaction Agreements

The Investors will be entitled to exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that an Investor exercises the Warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the Warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the Warrant or issued in connection with the Convertible Notes issued pursuant to the Securities Purchase Agreements. Upon the issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

In addition, the conversion price of the Convertible Notes and the exercise price of the Warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price or below market price, with the exception of any securities issued in connection with the Securities Purchase Agreements. The conversion price of the Convertible Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Investors’ positions.

Payment of the Convertible Notes is secured by all of our assets pursuant to a Security Agreement and an Intellectual Property Security Agreement.

Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Investors the shares underlying the Notes and Warrants. We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Convertible Notes and Warrants.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Liebman, Goldberg and Hymowitz, LLP, and Morgenstern, Svoboda and Baer, CPAs, P.C., respectively, to us for 2008 and 2007:

Types of Fees	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$38,000	$37,264
Tax Fees	-	0
Other Fees	__	3,693

To safeguard the continued independence of the independent auditors, the Board has adopted a policy that expands our existing policy preventing our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to the Company that have been pre-approved by the Board of Directors. Pursuant to the policy, all audit services require advance approval by the directors. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit Related services, Tax services and other services). The directors must approve all services that exceed the dollar thresholds in advance.

On April 8, 2009, Morgenstern, Svoboda & Baer, CPA’s (the “Former Accountant”) resigned as the independent registered public accounting firm for Juniper Group, Inc. (the “Company”).

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and the three subsequent interim periods of 2008, except that the Former Accountant’s opinion in its report on the Company’s financial statements expressed substantial doubt with respect to the Company’s ability to continue as a going concern for the last two fiscal years.

During the Company’s two  recent fiscal years and the subsequent interim periods through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B except for the following:

During the Company’s two most recent fiscal years and the subsequent interim periods through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for those periods.

The Company has requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

On April 10, 2009, Liebman, Goldberg & Hymowitz, LLP (the “New Accountant”) of  595 Stewart Avenue, Suite 420, Garden City, New York 11530 was retained as the independent registered public accounting firm for the Company.

In making the selection of the New Accountant, the Company’s management and board of directors reviewed auditor independence issues and the absence of any pre-existing business or commercial relationship with the New Accountant and concluded that there are no such relationships that would impair the independence of the New Accountant.  The board and management of the Company concluded that the geographical proximity would benefit the Company in working with the New Accountant and promote the timely completion of work requested from the New Accountant.

During the two fiscal years ended December 31, 2006 and December 31, 2007 and through April 9, 2009, the Company did not consult with Liebman, Goldberg & Hymowitz, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) or Regulation S-B.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1
Articles of Incorporation, as amended (1), Certificate of Change Pursuant to NRS 78.209 filed July 2, 2008, Certificate of Change Pursuant to NRS.209 filed July 9, 2008, and Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations filed December 19, 2008 (2).

3.2	Bylaws (2)
4.1
Form of Securities Purchase Agreement, Callable Secured Convertible Note, Security Agreement, Intellectual Property Security Agreement, Subsidiary Guaranty, Registration Rights Agreement, and Common Stock Purchase Warrant signed with or, issued by the Registrant, as the case may be, to the Investors (3)

4.2	Certificates of Designation for Series A Preferred Stock filed January 4, 2006 and Series C Preferred Stock for February 5, 2007 with the Nevada Secretary of State (4)
4.3	Certificate of Designation for Series B Preferred Stock filed March 23, 2006 with the Nevada Secretary of State(8)
4.4	Certificate of Designation for Series D Preferred Stock filed February 5, 2007 with the Nevada Secretary of State(8)
10.1	Employment Agreement between the Registrant and Vlado P. Hreljanovic.(5)
10.2	2003 Equity Incentive Plan (6)
10.4	2004 Consultant Stock Plan (7)
10.5	2009-1 Stock Award Plan (8)
14.1	Code of Business Conduct and Ethics (8)
14.2	Finance Code of Ethics (8)
21.1	Subsidiaries of the Registrant (3)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A filed on or about May 3, 2007, SEC file Number 333-31730.

     (2)           Filed herewith.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on or about August 1, 2006.

(4)	Incorporated by reference to the Registrant’s Annual Report of Form 10-K SB for the year ended December 31, 2005 filed on or about April 17,, 2006.

(5)	Incorporated by reference to the Company's Registration Statement on Form SB-2/A filed on May 31, 2006.Filed herewith.

(6)	Incorporated by reference to the Company’s Form S-8 filed July 11, 2003.

(7)	Incorporated by reference to the Company’s Form S-8 filed April 6, 2004.

(8)	Filed herewith.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juniper Group Inc. and Subsidiaries
Great Neck, New York

We have audited the accompanying consolidated balance sheet of Juniper Group Inc., and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Group Inc. and Subsidiaries as of December 31, 2008, and the consolidated results of operations and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has a working capital deficiency and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liebman Goldberg & Hymowitz, LLP
Garden City, New York

May 15, 2009

Report of Independent Registered Public Accounting Firm

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

/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
May 14, 2008

/s/MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2007
ASSETS

Current Assets
Cash	$7	$-
Accounts receivable-trade (net of allowance)	-	204,523
Costs in excess of billings on uncompleted projects	-	6,712
Prepaid expenses	$24,575	$174,814
	24,582	386,049
Film licenses	123,538	151,101
Property and equipment net of accumulated depreciation of $695,594 and $ 737,167, respectively	37,531	310,092
TOTAL ASSETS	$185,651	$847,242
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$-	$108,613
Accounts payable and accrued expenses	1,698,599	1,549,344
Notes payable and capitalized leases - current portion	1,395,796	1,317,958
Preferred stock dividend payable	41,068	34,983
Due to officer	686,128	417,735
Due To shareholders & related parties	56,038	47,009
Total current liabilities	3,877,629	3,475,642
Notes payable and capitalized leases, less current portion	1,488,671	709,528
Derivative liability related to convertible debentures	62,033,078	9,511,641
Warrant liability related to convertible debentures	360,204	20,289
Total liabilities	$67,759,582	$13,717,100

Shareholders’ Deficiency

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at December 31, 2008 and 2007: aggregate liquidation preference, $50,714 at December 31, 2008 and 2007	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized, 134,480 shares issued and outstanding at December 31, 2008 and 135,000 shares issued and outstanding at December 31, 2007	13,448	13,500
Voting Convertible Redeemable Series C Preferred Stock $0.10 par value 300,000 shares authorized, 3000,000 shares issued and outstanding at December 31, 2008 and 80,000 shares issued and outstanding at December 31, 2007	30,000	8,000
Voting Series D Preferred Stock $0.001 par value 6,500,000 authorized, issued and outstanding at December 31, 2008 and December 31, 2007	6,500	6,500
Common Stock - $0.001 par value, 5,000,000,000 shares authorized, 245,066,337 and 711,095 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	245,061	711
Capital contributions in excess of par:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to Series B Preferred Stock voting	3,160,013	3,172,415
Attributed to Series C Preferred stock voting	22,000	22,000
Attributed to Series D Preferred stock voting	-	-
Attributed to common stock	22,337,581	22,315,362
Deficit	(93,413,676)	(38,433,488)
Total Shareholders’ deficiency	(67,573,931)	(12,869,858	) )
Total liabilities & shareholders’ deficiency	$185,651	$847,242

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2008	_ 2007__
Revenues:
Broadband Installation and Wireless Infrastructure Services	$625,238	$1,875,297
Film Distribution Services	7,500	21,000

	632,738	1,896,297
Operating Costs:
Broadband Installation and Wireless Infrastructure Services	396,717	1,621,577
Film Distribution Services	7,500	8,000
	404,217	1,629,577
Gross Profit	228,521	266,720

Selling, general and administrative expenses	1,819,243	2,698,667
Impairment of film licenses	27,563	22,089
Interest Expense	314,053	176,323
Loss on Asset Disposition	-	-
Settlement Expense	-	310,000
Loss on adjustment of derivative and warrant liabilities to fair value	52,076,903	6,497,666
Amortization of Debt Discount.	964,861	385,947
	55,202,623	10,090,693
Net (loss)	$(54,974,102)	$(9,823,973)
Preferred stock dividend	(6,086)	(6,086)
Net (loss) available to common stockholders	$(54,980,188)	$(9,830,059)
Weighted average number of shares outstanding	80,188	207,992
Basic and diluted net (loss) per common share	$(6.90)	$(47.26)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2008	2007
Operating Activities:
Net (loss)	$(54,980,188)	$(9,823,973)
Adjustments to reconcile net cash provided by operating activities:
Bad debt		1,200
Amortization of film licenses		8,399
Amortization of debt discount	964,861	385,947
Unrealized (gain) loss of derivative liabilities	52,076,903	6,497,664
Depreciation and amortization expense	87,668	114,581
Settlement Expense	-	310,000
Payment of compensation to employees and consultants with equity
Impairment of film licenses	27,563	20,673
Loss (gain) on disposition of assets	271,106	(15,796)
Changes in other operating assets and liabilities:
Accounts receivable	204,523	410,559
Costs in excess of billings on uncompleted projects	6,712	52,447
Prepaid and other current assets	150,232	(87,320)
Accounts payable and accrued expenses	465,453	125,076
Notes payable	-	-
Due to officers and shareholders	277,422	377,256
Preferred stock dividend payable	6,085	6,086
Net cash (used in) operating activities	$(441,639)	$(1,623,287)

Investing activities:
(Purchase) of equipment and licenses		(51,700)
Payment for acquisitions net of cash acquired		42,720

Net Cash (used in) investing activities:		(8,980)

Financing Activities:
Payment of borrowings	(146,003)	(178,416)
Proceeds from borrowings	696,262	1,499,298
Proceeds from borrowings from officers and shareholders	-	-
Payment of borrowings from officers and shareholders	-	-

Net cash provided by financing activities:	550,259	1,320,882

Net increase (decrease) in cash	108,620	(311,385)

Cash at beginning of year	(108,613)	202,773

Cash at end of year	$7	$(108,613)
Supplemental Interest	$201	$23,877

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
	December 31, 2006	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net (loss) for the year ended December 31, 2007	December 31, 2007

PREFERRED STOCK
Convertible Non-Voting:
Par Value @ $0.10	$ 2,536	-	-	-	-	-	$ 2,536
Capital Contributions in Excess of Par	22,606	-	-	-	-	-	22,606
Convertible Voting Series B:
Par Value @ $0.10	13,500	-	-	-	-	-	13,500
Capital Contributions in Excess of Par	3,172,415	-	-	-	-	-	3,172,415
Convertible Voting Series C:
Par Value @ $0.10	-	-	-	8,000	-	-	8,000
Capital Contributions in Excess of Par	-	-	-	22,000	-	-	22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	-	-	6,500	-	-	-	6,500
Capital Contributions in Excess of Par	-	-	-	-	-	-	-

COMMON STOCK
Par Value @ $0.001	78	294	-	-	339	-	711
Capital Contributions in Excess of Par	22,207,376	66,807	-	-	38,179	-	22,315,362

(DEFICIT)	(28,603,429)	-	-	-	-	(9,830,059)	(38,433,488)

TOTAL	$ (3,181,918)	67,101	6,500	30,000	38,518	(9,830,059)	(12,869,858)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
	December 31, 2007	Reversal of Previously Issued Shares	Conversion of Convertible Notes	Preferred Stock Issued	Conversion of Preferred Stock to Common Stock	Conversion of Current Liabilities to Common Stock	Net (loss) for the year ended December 31, 2008	December 31, 2008

PREFERRED STOCK
Convertible Non-Voting:
Par Value @ $0.10	$ 2,536		-	-	-	-	-	$ 2,536
Capital Contributions in Excess of Par	22,606		-	-	-	-	-	22,606
Convertible Voting Series B:
Par Value @ $0.10	13,500		-	-	(52)	-	-	13,448
Capital Contributions in Excess of Par	3,172,415		-	-	(12,402)	-	-	3,160,013
Convertible Voting Series C:
Par Value @ $0.10	8,000		-	22,000		-	-	30,000
Capital Contributions in Excess of Par	22,000		-	-		-	-	22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	6,500		-		-	-	-	6,500
Capital Contributions in Excess of Par	-	-	-	-	-	-	-	-

COMMON STOCK
Par Value @ $0.001	711	(5)	37,520	-	64,308	142,527	-	245,061
Capital Contributions in Excess of Par	22,315,362	(49,995)	(7,046)	-	(51,854)	131,114	-	22,337,581

(DEFICIT)	(38,433,488)		-	-	-	-	(54,980,188)	(93,413,676)

TOTAL	(12,869,858)	(50,000)	30,474	22,000	-	273,641	(54,980,188)	(66,842,026)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

[Missing Graphic Reference]

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

On March 16, 2006, Juniper Services, Inc. (“Services”) completed the acquisition of all outstanding shares of New Wave Communication, Inc. (New Wave), making it a wholly owned subsidiary of Services. New Wave was a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. On November 7, 2008, New Wave, filed for bankruptcy and ceased operations.

In January, 2009, we formed Tower West, Inc.(“Tower West”), a wholly owned subsidiary of Services Tower West currently operates on the East Coast by subcontracting its contracts to local contractors. As a result, it is capable of sustained work anywhere within the United States. Our current client roster includes Verizon, Maxton and American Tower. Tower West has added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base in creating a wider market space for its base business.

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

[Missing Graphic Reference]

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

Accounts Receivable

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice, although some customers take up to 75 days to pay their balances. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. At December 31, 2008, because of the cessation of New Wave’s operations, there were no accounts receivable balances.

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

The Company had three major customers representing over 62% of sales revenue for year ending December 31, 2008. Within the industry in which the Company operates, these concentrations are the product of a limited customer base.

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

[Missing Graphic Reference]

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

Stock-Based Compensation

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal year beginning after November 15, 2007.  We have adopted this process.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133: and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Management is currently evaluating the effect of this pronouncement on financial statements.

  NOTE 2 - Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $60,242  at December 31, 2007.  At December 31, 2008, because of the cessation of New Wave’s operations, there were no accounts receivable balances.

NOTE  3-    Prepaid Expenses

At December 31, 2008, prepaid expenses and other current assets consisted primarily of prepaid legal expenses of approximately $25,000.

At December 31, 2007, prepaid expenses consisted of significant items such as: prepaid insurance expenses of $24,218, advances to employees of $14,223  and other prepaid consulting expenses of $100,000.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property and Equipment

Depreciation expense for the year ending December 31, 2008and 2007 was $87,668 and  $114,581. At December 31, 2008 and 2007
, property and equipment consisted of the following:

	2008	2007
Vehicles	$51,766	$623,839
Equipment	383,531	833,404
Website Costs	217,593	207,284
Leasehold improvements	53,296	53,296
Furniture and fixtures	26,939	26,939
Total property and equipment	733,125	1,745,316
Accumulated depreciation	(695,594)	(1,435,225)
Property and equipment, net	$37,531	$310,092

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

The Company has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy. At the end of each year, 2007 and 2006, we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. The Company took a charge of approximately $28,000 in 2008 and $22,000 in 2007. While we have not discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote the resources of the Company in this area.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Based upon the Company's estimated net present value of future revenue as of December 31, 2008, the following shows the anticipated film forecast revenue.

# of Films	Expiration of Film License & Book Value	Film Forecast Revenue	%

11	2009	650	0.7
2	2010	375	0.4
16	2011	12,525	13.6
13	2013	20,125	21.8
21	2014	44,375	48.2
13	2017	11,125	12.1
5	2019	2,925	3.2
81		$92,100	100.00

NOTE-6- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at December 31, 2008 and 2007

Description	December 31, 2008	December 31, 2007
Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$-	$119,538
Various notes due currently with various interest rates	105,000	110,957
Convertible notes due currently to related parties with interest at various interest rates	882,224	735,857
Note Payable, Bank	321,907	300,250
Note Due 2010	115,556	216,667
8% Callable Secured Convertible Notes maturing 2011 (net of discount of $(1,018,004)	1,459,780	544,218
	2,884,467	2,027,487
Less current portion	1,395,796	1,317,958
Long term portion	$1,488,671	$709,528

The Company had a bank line of credit of approximately $300,250 which does not include an outstanding interest balance of approximately $21,750, of which all was used at December 31,  2007 at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank was not repaid and remains payable pending the New Wave bankruptcy.

A 7% Convertible Note matured in 2007 and is currently classified in the current portion of Notes Payable as terms for an extension are currently being negotiated.

On May 1, 2007, the Company settled a lawsuit against a former consultant for $310,000 including a Note Payable due 2010 with payments of approximately $7,200 due monthly.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 1,000,000 shares of our common stock.  We currently have over $1,900,000 callable secured convertible notes outstanding, after giving effect to conversions throughout the year. Subsequent to December 31, 2007, on January 31, 2008, $147,542 of accrued interest on these notes was converted to a debenture with similar terms and conditions. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.  If the Company does not have sufficient authorized commons shares available to meet the conversion request, it may need to increase its authorized shares.  As of December 31, 2008, the Company’s authorized common shares would be insufficient to meet a request to convert all of the notes at current market prices.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

On June 20, 2008, we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and stock purchase warrants to buy 500,000 shares of our common stock.

On July 29, 2008, we entered into a financing agreement involving the sale of an additional $75,000 principal amount of callable Secured Notes and stock purchase warrants to buy 35,000,000 shares of our common stock.

On September 24, 2008, we entered into a financing agreement involving the sale of an additional $70,000 principal amount of callable Secured Notes and stock purchase warrants to buy 50,000,000 shares of our common stock.

On November 5, 2008, we entered into a financing agreement involving the sale of an additional $61,000 principal amount of callable Secured Notes and stock purchase warrants to buy 25.000,000 shares of our common stock.

On November 10, 2008, the Company entered into a Securities Purchase Agreement with the holders of its Callable Secured Convertible Notes, whereby $191,100 of accrued interest payable as of that date was converted into the same amount of Callable Secured Convertible Notes on terms similar to those above.

On December 3, 2008, we entered into a financing agreement involving the sale of stock purchase warrants to buy 90.000,000 shares of our common stock.

On December 5, 2008, we entered into a financing agreement involving the sale of an additional $75,000 principal amount of callable Secured Notes and stock purchase warrants to buy 50.000,000 shares of our common stock.

On March 11, 2009, we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes.

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

NOTE 7 - Shareholders' Deficiency

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net (loss) per common share for 2008 and 2007 has been computed by dividing net (loss), after preferred stock dividend requirements of  $6,086 in both years, by the weighted average number of common shares outstanding throughout the year of 7,976,713 and 207,992, respectively, after giving effect to a one for two hundred reverse stock split on July 18, 2008.

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

Options Granted

A summary of option transactions for the two years ended December 31, 2008, after giving effect to a one for two hundred reverse stock split on July 18, 2008, follows:

	Options	Weighted average option price
Outstanding at December 31, 2006	5875	$46.00
Granted	-	-
Exercised	-	-
Returned/Expired	(1,500)(1)	-
Outstanding at December 31, 2007	4,375	$46.00
Granted	-	-
Exercised	-	-
Returned/Expired		-
Outstanding at December 31, 2008	4,375(2)	$46.00

(1)	These Options were rescinded (See Litigation Section).
(2)	These options expired in the first quarter of 2009

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per annum (or $.24 per annum) per share payable quarterly on March 1, June 1, September 1, December 1 in cash or common stock of the Company having an equivalent fair market value. At December 31, 2008, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2008, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31, 2008, were $41,068. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock.

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

Non-Convertible Series D Voting Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  6,500,000 shares Series D Preferred Stock has been issued to the Company’s President.

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2008, 7,310,000 have been designated for the Company’s four classes of preferred stock.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of warrants outstanding at December 31, 2008,  after giving effect to a one for two hundred reverse stock split on July 18,2008.

Warrants	Date Issued	Expiration Date	Price
1,125	2/2004	2/2009	10.00
5,000	7/2004	7/2010	10.00
668	8/2004	8/2009	140.00
3,338	6/2004	6/2009	130.00
525	2/2005	2/2010	130.00
105	4/2005	4/2010	140.00
3,813	10/2005	10/2010	130.00
2,500	12/2005	12/2010	26.00
35,000	3/2006	3/2010	20.00
2,500	5/2007	5/2012	26.00
100,000	9/2007	9/2014	1.00
5,000	12/26/07	12/2014	1.00
2,500	3/14/08	3/14/15	1.00
2,500	6/20/08	6/29/15	1.00
35,000,000	7/29/08	7/29/15	0.005
50,000,000	9/24/08	9/24/15	0.005
25,000,000	11/5/08	12/3/15	0.001
90,000,000	12/3/09	12/3/15	0.001
50,000,000	12/5/08	12/5/15	0.001
250,164,574

NOTE 8 - Related Parties

The Company paid rent month to month during 2008 and 2007 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2008 and 2007 was approximately $51,000 and approximately $60,000, respectively.

The Company owns distribution rights to two films, which were acquired through a company affiliated with the Chief Executive Officer that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights.

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company received $7,500 and $21,000 in revenue relating to these films during 2008 and 2007, respectively.

Throughout 2008 and 2007, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at December 31, 2008 and 2007, was approximately $686,000 and $418,000, respectively.

No legal services were rendered by Mr. Huston or his firm in 2008 and 2007; and no fees were paid to Mr. Huston or his firm in 2008.

NOTE 9 - Commitments and Contingencies

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2008, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors, have authorized a an extension of his employment agreement expiring on August 31, 2009 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2008 was scheduled to be approximately $235,514. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic received in gross of $9,200 and the balance due of $226,300 was accrued and not paid.

Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $686,000 at December 31, 2008.   Mr. Hreljanovic incorporated Tower West Communications, Inc. a California corporation, organized on January 2009 ( Tower) and paid all fees associated with its creation.  . Juniper  Services, Inc. owns a 100% interest in Tower subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s  security interest in Tower extinguishes upon payment in full of all compensation owed him.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to his accrued and not paid salary and to a lump sum cash payment equal to approximately three times his current base salary.

Litigation

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

On May 8, 2008, U.S. District Court Eastern District of NY Index No. 08 Civ. 1900.   Alan Andrus filed an action entitled Andrus vs Juniper Group Inc in the United States District Court for the Eastern District of New York. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and the Company anticipates it will file a Motion for Summary Judgement in the coming months while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter

Unasserted Claims

The Company  learned in 2006 that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations. The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As of December 31, 2008, no shareholders have asserted any claims against the Company.

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $381,000 in 2008, through the sale of 8% Callable Secured Convertible Debentures and approximately $315,000 in 2008, through Convertible Notes from related parties for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The fact that the Company continued to sustain losses in 2008, had negative working capital at December 31, 2008 and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2009.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations by acquisition and raising additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional common stock and the success of Management's plan to expand operations.

The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2009 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Year	Amount
2009	58,200
2010	60,100
2011	62,000
2012	64,000
2013	66,100
Thereafter	205,300

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stock Base Compensation

The Company has stock-based compensation plans, as described above. The Company applied APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan until December 15, 2005, when it adopted Financial Accounting Statement No. 123 "Accounting for Stock Based Compensation" (FAS 123). Accordingly, no compensation cost has been recognized for its fixed stock option plan or for options issued to non-employees for services performed. Had employee compensation for the Company's stock options been recognized based on the fair value on the grant date, the Company's income from continuing operations and earnings per share for the two years ended December 31, 2008, would have been impacted as shown in the following table;

	December 31, 2008	December 31, 2007
Net (Loss )
As reported	$(54,980,188)	$(9,830,059)
Pro Forma	$(54,980,188)	$(9,830,059)
Basic and diluted (loss) per share
As reported	$(6.90)	$(47.26)
Pro Forma	$(6.90)	$(47.26)

NOTE 11 - Income Taxes

For the years ended December 31, 2008 and 2007, no provision was made for Federal and state income taxes due to the losses incurred during these years. As a result of losses incurred through December 31, 2008, the Company has net operating loss carry forwards of approximately $28.6 million. These carry forwards expire through 2028.

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company recognized deferred tax assets of $11,639,000 at December 31, 2008. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $11,639,000. Deferred tax assets at December 31, 2008 primarily reflect the tax effect of net operating loss carry forwards.

NOTE 12 - New Wave Communications

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

On November 7, 2008, as a result of poor economic conditions, shrinking demand from its customers and the acts of certain disloyal former employees, New Wave filed for bankruptcy under Chapter XI of the US Code. That filing was voluntarily dismissed at the request of New Wave on March 6, 2009. New Wave’s assets have been seized by its creditors and many of its liabilities remain outstanding.

NOTE 13- Business Segment Information

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

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Film distribution services consisting of the acquisition and distribution of rights to films to the domestic as well as the foreign market in the DVD satellite, video and pay/cable. The Company's films licensing are available to be marketed throughout the world.  No internal revenue has been generated during 2008 and 2007.

Business Segment Information
	2008	2007
Revenue:
Broadband Installation & Wireless Infrastructure Services	$625,238	$1,875,297
Film Distribution Services	7,500	21,000
	$632,738	$1,896,297
Cost of Operations:
Broadband Installation & Wireless Infrastructure Services	$396,717	$1,621,577
Film Distribution Services	7,500	8,000
	$404,217	$1,629,577
Operating Income (Loss):
Broadband Installation & Wireless Infrastructure Services	$(409,254)	$(1,093,193)
Film Distribution Services	(27,563)	(28,744	) )
Corporate & Other	(54,543,371)	(8,701,936	) )
	$(54,980,188)	$(9,823,973))
Identifiable Assets:
Broadband Installation & Wireless Infrastructure Services	$27,630	$598,064
Film Distribution Services	123,538	151,067
Corporate & Other	54,044	(10,501)
Total Consolidated Assets	$205,212	$738,630
Depreciation Expense:
Broadband Installation & Wireless Infrastructure Services	$35,452	$106,181
Film Distribution Services	-	8,400
Corporate & Other	52,216	-
	$87,668	$114,581
Capital Expenditures:
Broadband Installation & Wireless Infrastructure Services	$-	$51,700
Film Distribution Services	-	-
	$-	$51,700

The types of identifiable assets included in that corporate line item primarily are cash, prepaid expenses, other current assets, other investments and property and equipment, net of $737,167 of accumulated depreciation

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Quarterly Results of Operations (Unaudited)

2008	First	Second	Third	Fourth	Total
Revenue	$280,820	$221,173	$127,120	$3,625	$632,738
Gross Profit (Loss)	$29,461	$(106,829)	$62,524	$243,365	$228,521
Net Income (Loss)	$6,490,957	$(9,465,272)	$(53,792,716)	$1,788,364	$(54,980,188)
Basic and diluted Net Income (Loss) per common share	$5.47	$(1.18)	$(4.89)	$0..16	$(6.90)

2007	First	Second	Third	Fourth	Total
Revenue	$758,054	$345,155	$300,848	$492,240	$1,896,297
Gross Profit (Loss)	$193,639	$(38,994)	$(35,870)	$147,944	$266,720
Net Income (Loss)	$(418,817)	$1,227,148	$(725,668)	$(9,741,310)	$(9,823,973)
Basic and diluted Net Income (Loss) per common share	$(5.35)	$15.16	$(4.33)	$(19.46)	$(47.26)

NOTE 15 - Supplemental Cash Flow Information

Cash paid for interest was approximately $200 in 2008 and  $ 23,900 in 2007.

During 2008 and 2007 the Company issued approximately 37,520,000 shares and  approximately 65,000, shares of its common stock, respectively,  upon conversion of approximately $30,500 and $68,600 of its 8% Callable Secured Convertible Notes.  During 2008 and 2007 the Company issued approximately 142,527,000 shares and approximately 67,805,000 shares of its common stock upon conversion of approximately $274,000 and approximately $39,000 of notes payable to related parties and other current liabilities. During 2008 the Company issued approximately 64,308,000 shares of its common stock upon conversion of approximately 520 shares of Series B Preferred Stock.

NOTE 16 – Subsequent Event

On May 11, 2009 the Company entered into an financing agreement for Convertible Promissory Notes in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Notes in the amount of $750,000. The Company has received $50,000 toward satisfaction of this note as of this date.

The Convertible Promissory Note matures three years from the effective date and bears a one time interest equal to 12% and the obligation is convertible into the voting common stock of the Company at a conversion rate based on 70% of the lowest trade price in the 20 trading days previous to the conversion.  Any conversions by the Holder of these note is limited to the Holder remaining under 4.99% ownership of the outstanding voting common stock of the Company.  By the terms of this note prepayment is not permitted unless approved by the lender.

The Secured & Collateralized Promissory Notes mature three years from the effective date and bear a one time interest charge of 13.2% and are secured by securities in the amount of 750,000.

F-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009		Juniper Group, Inc.

	By:	/s/Vlado P. Hreljanovic
Vlado P. Hreljanovic, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date: May 15, 2009
	By:	/s/ Barry S. Huston
Barry S. Huston, Director