Form 10-Q
period 2009-05-19
JUNIPER GROUP INC
filed 2009-05-19
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 0-19170

[Missing Graphic Reference]

(Exact name of small business issuer as specified in its charter)

------------------------------------------------------------

Nevada                                                                       11-2866771
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                  (IRS Employer Identification No.)
Incorporation or organization)

20283 State Road 7, Suite 7, Suite 300
Boca Raton, Florida  33498
---------------------------------------------------------------
(Address of principal executive offices)

(561) 807-8990
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

As of  May 1, 2009, 1,744,486,618 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No X

JUNIPER GROUP, INC.
FORM 10-QSB - INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
ASSETS

Current Assets
Cash	$-	$7
Accounts receivable-trade (net of allowance)	-	-
Costs in excess of billings on uncompleted projects	-	-
Prepaid expenses	$12,067	$24,575
	12,067	24,582
Film licenses	123,538	123,538
Property and equipment net	41,499	37,531
TOTAL ASSETS	$177,104	$185,651
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$10,932	$-
Accounts payable and accrued expenses	1,841,154	1,698,600
Notes payable and capitalized leases - current portion	1,432,167	1,395,796
Preferred stock dividend payable	42,590	41,068
Due to officer	710,676	686,127
Due To shareholders & related parties	95,930	56,038
Total current liabilities	4,133,449	3,877,629
Notes payable and capitalized leases, less current portion	1,620,908	1,488,671
Derivative liability related to convertible debentures	17,616,944	62,033,078
Warrant liability related to convertible debentures	87,538	360,2043
Total liabilities	$23,458,839	$67,759,582

Shareholders’ Deficiency

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 875,000 shares authorized, 25,357 shares issued and outstanding at March 31, 2009 and December 31, 2008: aggregate liquidation preference, $50,714 at March 31, 2008 and December 31, 2008, respectively.	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized, 134,480 shares issued and outstanding at December 31, 2008 and 135,000 shares issued and outstanding at December 31, 2007	13,242	13,448
Voting Convertible Redeemable Series C Preferred Stock $0.10 par value 300,000 shares authorized, 3000,000 shares issued and outstanding at December 31, 2008 and 80,000 shares issued and outstanding at December 31, 2007	30,000	30,000
Voting Series D Preferred Stock $0.001 par value 6,500,000 authorized, issued and outstanding at December 31, 2008 and December 31, 2007	6,500	6,500
Common Stock - $0.001 par value, 5,000,000,000 shares authorized, 1,010,617,570 and 245,066,337 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,010,612	245,061
Capital contributions in excess of par:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to Series B Preferred Stock voting	3,111,433	3,160,013
Attributed to Series C Preferred stock voting	22,000	22,000
Attributed to Series D Preferred stock voting	-	-
Attributed to common stock	21,730,103	22,337,581
Deficit	(49,230,767)	(93,413,676)
Total Shareholders’ deficiency	(23,281,735)	(67,573,931	) )
Total liabilities & shareholders’ deficiency	$177,104	$185,651

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

F-3

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2009	_ 2008__
Revenues:
Broadband Installation and Wireless Infrastructure Services	$-	$280,820
Film Distribution Services	-	-

	-	28,820
Operating Costs:
Broadband Installation and Wireless Infrastructure Services	3,974	251,359
Film Distribution Services	-	-
	3,974	251,359
Gross (Loss) Profit	(3,974)	29,461

Selling, general and administrative expenses	255,962	375,905
Impairment of film licenses	-	6,890
Interest Expense	111,878	57,031
Loss on Asset Disposition	-	-
Settlement Expense	13,000	-
(Gain) on adjustment of derivative and warrant liabilities to fair value	(44,738,799)	(7,076,798)
Amortization of Debt Discount.	169,555	96,997
	(44,191,405)	(6,539,975)
Net income	$44,184,431	$6,569,436
Preferred stock dividend	(1,521)	(1,521)
Net income available to common stockholders	$44,182,909	$6,567,915
Weighted average number of shares outstanding	597,973,488	108,044,011
Basic and diluted net income per common share	$0.074	$0.061

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

F-4

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31, March 31,

	2009	2008
Operating Activities:
Net income	$44,182,909	$6,569,436
Adjustments to reconcile net cash provided by operating activities:
Bad debt
Amortization of film licenses		6,890
Amortization of debt discount	169,555	141,421
Unrealized (gain) loss of derivative liabilities	(44,738,798)	(7,076,798)
Depreciation and amortization expense	1,032	39,929
Debt Equity Conversion	-	137,496
Payment of compensation to employees and consultants with equity		-
Impairment of film licenses	-	6,890
Loss (gain) on disposition of assets	-	-
Changes in other operating assets and liabilities:
Accounts receivable	-	51,381
Costs in excess of billings on uncompleted projects	-	(30,920)
Prepaid and other current assets	12,508	44,470
Accounts payable and accrued expenses	61,378	49,915
Notes payable	-	-
Due to officers and shareholders	91,847	-
Preferred stock dividend payable	1,521	-
Net cash used for operating activities	$(218,049)	$(66,780)

Investing activities:
(Purchase) of equipment and licenses		(6,353)
Payment for acquisitions net of cash acquired		-

Net Cash (used in) investing activities:		(6,353)

Financing Activities:
Payment of borrowings	(14,445)	-
Proceeds from borrowings	221,555	85,562
Proceeds from borrowings from officers and shareholders	-	66,131
Repayment of Bank Overdraft	-	(78,560)

Net cash provided by financing activities:	207,110	73,133

Net decrease in cash	(10,939)	-

Cash at beginning of the period	7	-

Overdraft at end of the period	$(10,932)	$-
Supplemental Interest	$429	$13,399

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

F-

	December 31, 2008	Conversion of Convertible Notes	Conversion of Preferred Stock to Common Stock	Conversion of Current Liabilities to Common Stock	Net (loss) for the three months ended March 31, 2009	March 31, 2009

PREFERRED STOCK
Convertible Non-Voting:
Par Value @ $0.10	$ 2,536	-	-	-	-	$ 2,536
Capital Contributions in Excess of Par	22,606	-	-	-	-	22,606
Convertible Voting Series B:
Par Value @ $0.10	13,448	-	(206)	-	-	13,242
Capital Contributions in Excess of Par	3,160,013	-	(48,580)	-	-	3,111,433
Convertible Voting Series C:
Par Value @ $0.10	30,000	-		-	-	30,000
Capital Contributions in Excess of Par	22,000	-		-	-	22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	6,500	-	-	-	-	6,500
Capital Contributions in Excess of Par	-	-	-	-	-	-

COMMON STOCK
Par Value @ $0.001	245,066	82,838	342,883	339,830	-	1,010,612
Capital Contributions in Excess of Par	22,387,576	(74,408)	(294,097)	(238,973)	-	21,730,103

(DEFICIT)	(93,413,676)	-	-	-	44,182,909	(49,230,767)

TOTAL	(67,573,931)	8,430	-	100,857	44,204,288	(23,281,735)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

F-

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted  accounting  principles, have either been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of Juniper Group, Inc. (which together with its subsidiaries shall be referred to herein as the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as  of  December 31, 2008, included in the Company's Form 10-K filed with the SEC.

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

On March 16, 2006, Juniper Services, Inc. (“Services”) completed the acquisition of all outstanding shares of New Wave Communication, Inc. (New Wave), making it a wholly owned subsidiary of Services. New Wave was a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. On November 7, 2008, New Wave, filed for bankruptcy and ceased operations. The petition was voluntary dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

In January, 2009, we formed Tower West, Inc.(“Tower West”), a wholly owned subsidiary of Services Tower West currently operates on the East Coast by subcontracting its contracts to local contractors. As a result, it is capable of sustained work anywhere within the United States.  .  Our current client roster includes  Communication Construction Group  supporting  Verizon  on the FTTP Path Creation (FIOS) project, American Tower, Maxton Technology, and BCI Communications, Inc. . Tower West has added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base in creating a wider market space for its base business.

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

[Missing Graphic Reference]

JUNIPER GROUP, INC.

AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no.101, "revenue recognition“ ("SAB 101"). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

Accounts Receivable

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. At March 31, 2009, because of the cessation of New Wave’s operations and the start-up of Tower West, there were no accounts receivable balances. Tower West’s billing commenced in the second quarter of 2009.

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

Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS No. 133) requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $44.7 million largely due to the Company’s stock split a one-for-two Hundred ratio and the precipitous drop in market price and unrealized gain of approximately $6.5 million for the three months ending March 31 2009 and for the three months ended March 31, 2008, respectively

Film Licenses

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

Intangible assets at March 31, 2009 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party

The Company evaluates the recoverability of its long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

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

Stock-Based Compensation

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal year beginning after November 15, 2007.  We have adopted this process.  However, there was no compensation expense for stock options calculated in 2009 and 2008.

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

Net Income per Common Share

The provisions of SFAS No. 128 "Earnings per Share," which requires the presentation of both net income per common share and net income per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2009 and 2008, net income per common share and net income per common share-assuming dilution are equal.

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

Reclassifications

Certain amounts in the 2008 financial statements were reclassified to conform to the 2009 presentation.

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

NOTE  2-    Prepaid Expenses

At March 31, 2009 and December 31, 2008, prepaid expenses and other current assets consisted primarily of prepaid legal expenses of approximately $12,000 and $25,000.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment

Depreciation expense for the three months ended March 31, 2009 and the year ending December 31, 2008 was approximately $1,000 and  $114,500,respectively. At March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	2009	2008
Vehicles	$56,766	$51,766
Equipment	23,762	383,531
Website Costs	10,310	217,593
Leasehold improvements	23,337	53,296
Furniture and fixtures	24,726	26,939
Total property and equipment	138,901	733,125
Accumulated depreciation	(97,402)	(695,594)
Property and equipment, net	$41,499	$37,531

NOTE 4 - Film Licenses

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

The Company has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy. At the end of each year, 2007 and 2006, we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. The Company took a charge of approximately $28,000 in 2008.   While we have not discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote the resources of the Company in this area.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Based upon the Company's estimated net present value of future revenue as of December 31, 2008, the following shows the anticipated film forecast revenue.

# of Films	Expiration of Film License & Book Value	Film Forecast Revenue	%

11	2009	650	0.7
2	2010	375	0.4
16	2011	12,525	13.6
13	2013	20,125	21.8
21	2014	44,375	48.2
13	2017	11,125	12.1
5	2019	2,925	3.2
81		$92,100	100.00

NOTE 5- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at December 31, 2008 and 2007

Description	March 31, 2009	December 31, 2008
Capitalized vehicle leases, payable in monthly installments, bearing interest at varying interest rates, maturing in 2011	$-	$-
Various notes due currently with various interest rates	105,000	105,000
Convertible notes due currently to related parties with interest at various interest rates	904,149	882,224
Note Payable, Bank	321,907	321,907
Note Due 2010	101,111	115,556
8% Callable Secured Convertible Notes maturing 2011 (net of discount of $(1,018,004)	1,620,908	1,459,780
	3,053,075	2,884,467
Less current portion	1,432,167	1,395,796
Long term portion	$1,620,908	$1,488,671

The Company had a bank line of credit of approximately $300,250 which does not include an outstanding interest balance of approximately $21,657, of which all was used at November 11, 2008, the date of New Wave’s bankruptcy filing,  at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank was not repaid and remains payable following the dismissal of the New Wave bankruptcy.

A 7% Convertible Note matured in 2007 and is currently classified in the current portion of Notes Payable. The Company is in default in the amount of $50,000.

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

On July 29, 2008, we entered into a financing agreement involving the sale of an additional $75,000 principal amount of callable Secured Notes and stock purchase warrants to buy 35,000,000 shares of our common stock, and the interest rate on all of the Callable Secured Notes increased to 12%.

On September 24, 2008, we entered into a financing agreement involving the sale of an additional $70,000 principal amount of callable Secured Notes and stock purchase warrants to buy 50,000,000 shares of our common stock.

On November 5, 2008, we entered into a financing agreement involving the sale of an additional $61,000 principal amount of callable Secured Notes and stock purchase warrants to buy 25.000,000 shares of our common stock,  and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.

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

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Shareholders' Deficiency

Net income per common share for the quarters ended March 31, 2009 and 2008 has been computed by dividing net income, after preferred stock dividend requirements of  $1,521 in both quarters, by the weighted average number of common shares outstanding throughout the quarter of  597,973,488 and 108,044,011, respectively, after giving effect to a one for two hundred reverse stock split on July 18, 2008.

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

Options Granted

A summary of option transactions for the period from December 31, 2007 to March 31, 2009, after giving effect to a one for two hundred reverse stock split on July 18, 2008, follows:

	Options		Weighted average option price
Outstanding at December 31, 2007	4,375		$46.00
Granted	-		-
Exercised	-		-
Returned/Expired			-
Outstanding at December 31, 2007	4,375		$46.00
Granted	-		-
Exercised	-		-
Returned/Expired	(4,375) (1)		-
Outstanding at March 31, 2009	-	$

(1)
These options expired in the first quarter of 2009

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

On February 2, 2009, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at March 31, 2009, were $42,590. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

No dividends have been paid during the three months ended March 31, 2009.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 117,493 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,498,109 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.   As of March 31, 2009, 135,000 authorized shares were issued and 134,380 outstanding

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock.

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

According to the Company’s corporate charter, 10,000,000 shares of preferred stock have been authorized for issuance.  As of March 31, 2009, 7,310,000 have been designated for the Company’s four classes of preferred stock.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of warrants outstanding at March 31, 2009,  after giving effect to a one for two hundred reverse stock split on July 18,2008.

Warrants	Date Issued	Expiration Date	Price

5,000(a)	7/2004	7/2010	10.000
668	8/2004	8/2009	140.000
3,338	6/2004	6/2009	130.000
525	2/2005	2/2010	130.000
105	4/2005	4/2010	140.000
3,813	10/2005	10/2010	130.000
2,500	12/2005	12/2010	26.000
35,000	3/2006	3/2010	20.000
2,500	5/2007	5/2012	26.000
100,000	9/2007	9/2014	1.000
5,000	12/26/07	12/2014	1.000
2,500	3/14/08	3/14/15	1.000
2,500	6/20/08	6/29/15	1.000
35,000,000	7/29/08	7/29/15	0.005
50,000,000	9/24/08	9/24/15	0.005
25,000,000	11/5/08	12/3/15	0.001
90,000,000	12/3/09	12/3/15	0.001
50,000,000	12/5/08	12/5/15	0.001
250,163,449

(a) Represents Options for 2,000, 1,500 and 1,500 shares originally priced at $200.00, $150.00 and $130.00, respectively which were re-priced to $10.00 in October, 2005 (taking effect stock split of the Company’s common stock, up to a one-for-two- hundred- ratio that became effective on July18, 2008.

NOTE 7 - Related Parties

The Company’s subsidiary, Services, entered into a sublease for its New York office from a company 100% owned by the Company’s President, currently approximately $5,100 per month.   The lease and Services sublease on this space expire on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord   Rent expense for the first quarter ended March 31, 2009 and 2008 was approximately $21,400                  and approximately $15,000, respectively.

The Company owns distribution rights to two films, which were acquired through a company affiliated with the Chief Executive Officer that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights.

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company received no revenue relating to these films during first quarter March 31, 2009.

Throughout 2009 and 2008, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at March 31, 2009 and December 31, 2008, was approximately $711,000 and $686,000, respectively.

No legal services were rendered by Mr. Huston or his firm in 2009 and 2008; and no fees were paid to Mr. Huston or his firm during that time.

NOTE 8 - Commitments and Contingencies

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

F-

[Missing Graphic Reference]

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2008, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors, have authorized a an extension of his employment agreement (Extension Agreement) under the same terms and conditions expiring on August 31, 2009 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2009 was scheduled to be approximately $58,500 Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic’s salary was accrued and not paid.

Under the terms of this Extension  Agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $711,000 at March 31, 2009.   Mr. Hreljanovic incorporated Tower West Communications, Inc. a California corporation, organized on January 2009 (Tower) and paid all fees associated with its creation.  Juniper Services, Inc. owns a 100% interest in Tower subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s  security interest in Tower extinguishes upon payment in full of all compensation owed him.

Additionally, if the Extension Agreement  is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to all his accrued and not paid salary, in addition to  a lump sum cash payment equal to approximately three times his current base salary.

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

On May 8, 2008, U.S. District Court Eastern District of NY Index No. 08 Civ. 1900.   Alan Andrus filed an action entitled Andrus vs Juniper Group Inc in the United States District Court for the Eastern District of New York. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and the Company anticipates it will file a Motion for Summary Judgment in the coming months while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.

Unasserted Claims

The Company  learned in 2006 that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations. The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As March 31, 2009 no shareholders have asserted any claims against the Company.

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $50,000 and $381,000 in 2009 and 2008, respectively, through the sale of 8% Callable Secured Convertible Debentures and approximately $102,000 and$315,000  at March 31, 2009 and December 31, 2008, through Convertible Notes from related parties for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The Company is continuing to incur net losses and maintains a negative working capital. While there was net loss for the three months ending March 31, 2009, excluding the gain on the fair market valuation adjustment of derivative liabilities, the Company incurred a loss of approximately $556,000 in the three months ending March 31, 2009, and approximately $509,000 in the three months ending March 31, 2008.  Working capital deficit approximately $4.1 million at March 31, 2009

The fact that the Company continued to sustain losses in 2009 and 2008, had negative working capital at March 31, 2009 and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2009.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

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

NOTE 9 - Income Taxes
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

NOTE 10 – Subsequent Event

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

[Missing Graphic Reference]

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in its 2008 Annual Report on Form 10-K included in the Registration Statement on Form SB-2 (file #333-131730) which include forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized.  Statements contained in this document, as well as some statements by the Company in periodic press releases and oral statements of Company officials during presentations about the Company constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act).  The words “expect,”  “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, it directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this report are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Such factors as:

 continued historical lack of profitable operations;
 working capital deficit;
 the ongoing need to raise additional capital to fund operations and growth on a timely basis;
                 the success of the expansion into the broadband installation and wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;

 most of the Company’s revenue is derived from a selected number of customers;
 the ability to develop long-lasting relationships with our customers and attract new customers;
 the competitive environment within the industries in which the Company operates;
 the ability to attract and retain qualified personnel, particularly the Company’s CEO;
 the effect on our financial condition of delays in payments received from third parties;
 the ability to manage a new business with limited management;
 rapid technological changes; and
 other factors set forth in our other filings with the Securities and Exchange Commission.
Key Factors Affecting or Potentially Affecting Results of Operations and Financial Conditions

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2007, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain for the three months ended March 31,2009 of approximately $44,700,000 and an unrealized gain for the three months ended March 31, 2008 of approximately  $7,100,000.

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

[Missing Graphic Reference]

On September 22, 2007, the Court granted a temporary restraining order against the Calderheads.  On July 9, 2007, Juniper’s motion for preliminary injunctive relief was heard before the Hon. A. Kathleen Tomlinson, U.S.M.J. and the court continued the temporary restraining order but has not yet ruled on the preliminary injunctive motion.

On November 7, 2008 New Wave Communications, Inc. a wholly owned subsidiary of Juniper Services, Inc. filed a Certificate of Emergency in requesting relief under Chapter 11 of the United States Bankruptcy Code, case number 08-13975-JKC-11 with the Honorable Judge James K. Coachys.   The reason for the filing was that New Wave Communications sustained irreparable damages which the Company asserted claims against former employees, the Calderheads, alleging that they committed serious, material breaches of their agreements with Juniper ( see Legal Proceedings).  The petition was voluntary dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

We reserve against receivables from customers whenever it is determined that there may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to us. There is no assurance that we will be successful in obtaining additional financing for these efforts, nor can it be assured that our services will continue to be provided successfully, or that customer demand for our services will continue despite anticipated customer workloads through 2009.

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

On May 9, 2008, Alan Andrus filed a lawsuit against the Company, its Subsidiary Juniper Internet Communications, Inc. (“Juniper Internet”), and Mr. Vlado P. Hreljanovic himself, in United States District Court for the Eastern District of New York.    The plaintiff alleges that he is entitled to unpaid consulting fees due to him, $195,077.85 plus interest, from the Juniper Internet.  All defendants are vigorously contesting the plaintiff’s claims.

Executive Overview of Financial Results

Juniper Group, Inc. is a holding company and its business has been composed of two segments (1) broadband installation and wireless infrastructure services and (2) film distribution services.  Currently, film distribution services consist of a financially insignificant portion of our operations.  The Company’s headquarters are in Boca Raton, FL office and conducts its business indirectly through its wholly-owned subsidiaries.

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

Management’s strategic focus is to support the growth of its operations by increasing revenue and revenue streams, managing costs and creating earnings growth.  The Company has, and will continue, to seek strategic acquisitions to guarantee its growth in the broadband and wireless infrastructure business.  The Company has redirected its services and its marketing effort to a national customer base utilizing subcontractors in order to control cost which was largely attributed to the Company’s inability to compete in the Indiana regional market and provide  services to its New Wave customers due to the alleged interference of James and Michael Calderhead.

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

On March 16, 2006, Juniper Services, Inc. (“Services”) completed the acquisition of all outstanding shares of New Wave Communication, Inc. (New Wave), making it a wholly owned subsidiary of Services. New Wave was a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. On November 7, 2008, New Wave, filed for bankruptcy and ceased operations. The petition was voluntary dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

In January, 2009, we formed Tower West, Inc.(“Tower West”), a wholly owned subsidiary of Services Tower West currently operates on the East Coast by subcontracting its contracts to local contractors. As a result, it is capable of sustained work anywhere within the United States.  .  Our current client roster includes  Communication Construction Group  supporting  Verizon  on the FTTP Path Creation (FIOS) project, American Tower, Maxton Technology, and BCI Communications, Inc. .

Tower West has added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base in creating a wider market space for its base business.

[Missing Graphic Reference]

.

The Company has experienced a dramatic reduction in revenue during the second half of 2008 which has continued during the 2009, largely attributed to the actions of Michael and James Calderhead, former disloyal employees, for their outrageous breaches of various contractual and fiduciary duties owed to the Company, including alleged business interference and employee theft.

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

2. 2. Hired new management team and reorganized management’s responsibilities.
3. 3. Aligned labor costs with market conditions;
4. 4. Utilizing subcontractors; Eval5. Evaluating geographic footprint outside Indianapolis and customer need with customer contracts; and 5 6. Utilizing accounts receivable financing 6

The Company believes the demand for broadband installation and wireless infrastructure services will increase in the wireless broadband segment during 2009 through the continued support of the cellular market and through a robust wireless industry. Services have deployed its efforts to be able to handle new opportunities with existing staff in order to meet its client’s needs.

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

The Company will choose to concentrate its efforts during the balance of 2009 in implementation  its  new services to key national providers on a national platform with a support of subcontractors.. The Company believes that this strategy will allow the Company to grow while maintaining a control on its costs.  As the economic environment continues its improvement this year, the Company believes that its prospects for the expansion of its new services in the wireless Infrastructure segment are good for 2009. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services’ opportunity to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by a number of factors:

(i)                 These include its ability to financially support the national agreements entered into and to finance continuing growth and fund management recruitment, certifications, training and payroll, as well as the financing of operating cash flow requirements to support subcontractor costs.. This will require additional financing on a timely basis.

(ii)                 To maximize capital availability for potential new services being developed by providers in the broadband and wireless market, the Company evaluates opportunities for services to its customer based on capital investment requirements, the potential profit margin, and the customer’s payment practices.

(iii)                The Company will focus on accounts receivable financing, and thereby increasing cash flow. The issues that rank high on evaluating new business opportunities are the customer’s qualification to meet the accounts receivable financing requirements.

[Missing Graphic Reference]

RESULTS OF OPERATIONS

Three Months Ending March 31, 2009 vs. Three Months Ending March 31, 2008.

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses.  The main operations of the Company are the broadband installation and wireless infrastructure services segment.  The film operations are insignificant and are included in the discussion of general corporate activity which includes the effect of the Company’s debt service, litigation and other corporate matters.  In January, 2009, we formed Tower West, Inc.(“Tower West”), a wholly owned subsidiary of Services Tower West currently operates on the East Coast by subcontracting its contracts to local contractors. As a result, it is capable of sustained work anywhere within the United States

During the three month period ending March 31, 2009 Juniper Pictures generated no revenue.  Certain of our films that generate revenue when contracts were signed and are still under license and are currently being aired by licenses.

NET INCOME (LOSS)

While there was net income available to common stockholders of approximately $44,200,000, or $0.074 per share, which reflects on the gain on the fair market evaluation adjustment of derivative liabilities, the Company incurred a loss of approximately $350,000.  Compared to a net income of approximately $6,600,000 or $0.061 per share,  which  reflects on the gain on the fair market evaluation adjustment of derivative liabilities, the Company incurred a loss of approximately $410,000 for the three months ended March 31,2008,

The Company had no revenue for the first quarter 2009, compared to revenue of approximately $280,800 for three months ended March 31, 2008.

Broadband Installation and Wireless Infrastructure Services

Revenues

The broadband installation and wireless infrastructure services generated no revenues for the three month period ending March 31, 2009 compared to approximately $281,000 for the three month ending March 31, 2008.  The decrease in revenue was primarily due to completion of existing customer contract and a decrease in new contracts awards during the bankruptcy proceedings and reorganization of our then principal operating subsidiary. The decrease in revenue was attributable to several factors including the alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for their outrageous breach of various contractual and fiduciary duties owed to the Company.

General and administrative expenses decreased to $234,582 for the three months ending March 31, 2009  compared to $375,905 for the three months ending March 31,2008 as result of a decrease in payroll expense.

We incurred an amortization of debt discount of approximately $169,555 in the three months ending March 31, 2009 compared to $96,997 in the three months ending March 31, 2008.  This increase was primarily due to the increase in debt.  Accordingly, net income increased to $44,204,288 in the three months March 31,2009 from $6,567,915 in the three months ending March 31, 2008; the increase resulting from the recognizing $44,738,799 in income on the adjustment of derivative and warrant liabilities to fair value in 2009.

Interest expense increased to $111,878 in the three months ending March 31, 2009  compared to $57,031 in the three months ending March 31, 2008. This increase was primarily due to the issuance of additional convertible notes and an increase in the interest rate on outstanding debt.

We recognized a gain on derivatives of $44,738,799 in the three months ending March 31, 2009 compared to a gain of 7,076,798 in the three months ending March 31, 2008.  The variance was due to a increase in the estimated market value of the derivative instrument resulting mainly from the decrease in the price of our stock on which the estimated market value is based.

Net gain increased to $44,204,288 in the three months ending March 31, 2009 from $6,567,915 as a result of these items.

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

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.  The gain on derivative securities for the three months ended March 31,2009 was approximately $44,200,000 compared with a gain of approximately $6,600,000 for the three months ended March 31, 2008.  The amortization of the Company’s primary debt instrument amounted to approximately $170,000 for the three months ended March 31, 2009 compared with approximately $97,000 for the three months ended March 31,2007.

Liquidity and Capital Resources

At March 31, 2009, we had a working capital deficit of approximately $(4,015,000), compared to a working capital deficit of approximately $(3,853,000) at December 31, 2008. The ratio of current assets to current liabilities was 0.03: 1 at March 31, 2009 and 0.06:1 at December 31, 2008. Cash flow used for operations during the three months ended March 31,2009  was approximately $218,000.

Total Debt at March 31,2009, was approximately $3.1 million.

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

Our operations during the three months ended March 31, 2008 were funded by the sale of 15% Callable Secured Convertible. Among the obligations that the Company has not had sufficient cash are to pay its payroll, payroll taxes, attorneys and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

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

[Missing Graphic Reference]

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

[Missing Graphic Reference]

On September 24, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $70,000 in callable Secured Notes at 12% and stock purchase warrants buying 50,000,000 shares of our common stock.

On November 5, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $70,000 in callable Secured Notes at 12% and stock purchase warrants buying 50,000,000 shares of our common stock. In addition, it set forth an agreement to amend the Applicale Percentage and Interest Rate for all the aforementioned Notes, which are convertible into shares of the Company’s common stock.

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

We will still need additional investments in order to continue operations and have our cash flow break even. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

[Missing Graphic Reference]

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

[Missing Graphic Reference]

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

[Missing Graphic Reference]

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

[Missing Graphic Reference]

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

On May 8, 2008, U.S. District Court Eastern District of NY Index No. 08 Civ. 1900.   Alan Andrus filed an action entitled Andrus vs Juniper Group Inc in the United States District Court for the Eastern District of New York. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and the Company anticipates it will file a Motion for Summary Judgment in the coming months while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter..

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On May 11, 2009 the Company entered into a financing agreement documented by a Convertible Promissory Note in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Note in the amount of $750,000. The Company has received $50,000 toward satisfaction of this note as of this date.

The Convertible Promissory Note matures three years from the effective date and bears a one time interest charge equal to 12% and the obligation is convertible into the voting common stock of the Company at a conversion rate based on 70% of the lowest trade price in the 20 trading days previous to the conversion.  Any conversions by the Holder of this note is limited to the Holder remaining under 4.99% ownership of the outstanding voting common stock of the Company.  By the terms of this note prepayment is not permitted unless approved by the lender.

The Secured & Collateralized Promissory Notes mature three years from the effective date and bear a one time interest charge of 13.2% and is secured by securities in the amount of 750,000.
.
During the first quarter of 2009, we issued an additional 642,782,443 shares of common stock upon conversion of approximately $137,300 of convertible notes to common stock.

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

[Missing Graphic Reference]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

JUNIPER GROUP, INC.

Date: May 19, 2009

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer

[Missing Graphic Reference]