Form 10-Q
period 2009-08-18
JUNIPER GROUP INC
filed 2009-08-18
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

20283 State Road 7, Suite 300
Boca Raton, Florida  33498
---------------------------------------------------------------
(Address of principal executive offices)

(561) 807-8990
-----------------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer 	Smaller Reporting Company ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 4,991,194,518 shares of common stock, $.001 par value per share, as of August 12, 2009.

Transitional Small Business Disclosure Format (Check one): Yes      No ☒

JUNIPER GROUP, INC.
FORM 10-Q - INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1: Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30,	December 31
	2009	2008
ASSETS

Current Assets
Cash	$-	$7
Accounts receivable-trade (net of allowance)	109,073	-
Costs in excess of billings on uncompleted projects	-	-
Prepaid expenses	$57,516	$24,575
	166,589	24,582
Film licenses	116,648	123,538
Property and equipment net Other Assets	40,733 680,956	37,531 -
TOTAL ASSETS	$1,004,926	$185,651
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$21,845	$-
Accounts payable and accrued expenses	1,898,562	1,698,600
Notes payable and capitalized leases - current portion	1,133,779	1,395,796
Preferred stock dividend payable	44,111	41,068
Due to officer	821,970	686,127
Due To shareholders & related parties	6,089	56,038
Total current liabilities	3,926,356	3,877,629
Notes payable and capitalized leases, less current portion	3,253,175	1,488,671
Derivative liability related to convertible debentures	23,953,196	62,033,078
Warrant liability related to convertible debentures	62,530	360,2043
Total liabilities	$31,195,257	$67,759,582

Shareholders’ Deficiency

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 875,000 shares authorized: 25,357 shares issued and outstanding at June 30, 2009 and December 31, 2008: aggregate liquidation preference, $50,714 at June 30, 2008 and December 31, 2008, respectively.	2,536	2,536
Voting Convertible Redeemable Series B Preferred Stock $0.10 par value 135,000 shares authorized: 122,840 shares issued and outstanding at June 30, 2009 and 134,480 shares issued and outstanding at December 31, 2008	12,284	13,448
Voting Convertible Redeemable Series C Preferred Stock $0.10 par value 300,000 shares authorized: 300,000 shares issued and outstanding at June 30, 2009 and December 31,2008	30,000	30,000
Voting Series D Preferred Stock $0.001 par value 6,500,000 authorized, issued and outstanding at June 30, 2009 and December 31, 2008	6,500	6,500
Common Stock - $0.001 par value, 5,000,000,000 shares authorized; 4,646,933,130 and 245,066,337 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,646,933	245,061
Capital contributions in excess of par:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to Series B Preferred Stock voting	2,867,994	3,160,013
Attributed to Series C Preferred stock voting	22,000	22,000
Attributed to Series D Preferred stock voting	-	-
Attributed to common stock	18,444,345	22,337,581
Deficit	(56,245,529)	(93,413,676)
Total Shareholders’ deficiency	(30,190,331)	(67,573,931)
Total liabilities & shareholders’ deficiency	$1,004,926	$185,651
The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2009 2008	2009	2008__
Revenues:
Broadband Installation and Wireless Infrastructure Services	$109,073 $213,673	$109,073	$494,493
Film Distribution Services	- 7,500	-	7,500

Total Revenues:	109,073 221,163	109,073	501,993
Cost of Revenues:
Broadband Installation and Wireless Infrastructure Services	53,255 325,502	57,229	571,861
Film Distribution Services	- 2,500	-	7,500
Total Cost of Revenues:	53,255 328,002	57,229	579,361
	55,818 (106,829)	51,844	(77,368)
Operating Expenses:
Selling, general and administrative expenses	325,501 495,723	560,083	862,738
Impairment of film licenses	6,891 6,890	6,891	13,780
Interest Expense	108,198 57,684	220,076	114,715
Loss on Asset Disposition	- -	-	-
Settlement Expense	3,000 -	16,000	-
Unrealized (Gain) Loss on adjustment of Derivative and Warrant Liabilities to Fair Value	6,311,243 8,561,923	(38,427,556)	1,485,125
Amortization of Debt Discount.	335,605 234,702	505,160	331,699
Total Operating Expenses	7,090,438 (9,463,922)	(37,119,346)	(2,808,057)

Net Income ( loss)	(7,034,620) (9,463,751)	37,171,190	(2,885,425)
Preferred stock dividend	(1,522) (1,521)	(3,043)	(3,043)
Net Gain (Loss) available to common stockholders	$(7,036,142) $(9,465,272)	37,168,147	$(2,888,468)
Weighted average number of shares outstanding	2,626,203,801 5,655,489	1,617,691,490	8,751,933
Basic and diluted net income per common share	(0.003) (1.67)	0.023	$(0.33)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED JUNE 30,

	2009	2008
Cash Flow from Operating Activities:
Net income	$37,168,147	$(2,888,468)
Adjustments to reconcile net cash provided by operating activities:
Bad debt
Amortization of film licenses	6,891	13,781
Amortization of debt discount	505,160	331,699
Unrealized (gain) loss of derivative liabilities	(38,427,556)	1,485,125
Depreciation and amortization expense	7,298	57,494
Debt Equity Conversion	-	-
Payment of compensation to employees and consultants with equity	-	-
Impairment of film licenses	-	-
Loss (gain) on disposition of assets	-	-
Changes in other operating assets and liabilities:
Accounts receivable	(109,073)	77,513
Costs in excess of billings on uncompleted projects	-	6,712
Prepaid and other current assets	(32,941)	64,370
Other assets	(957)	-
Accounts payable and accrued expenses	284,609	268,634
Notes payable	-	-
Due to officers and shareholders	85,894	108,581
Preferred stock dividend payable	3,043	3,043
Net cash used for operating activities	$(509,485)	$(471,516)

Cash Flow from Investing activities:
(Purchase) of equipment and licenses	(10,500)	-
Payment for acquisitions net of cash acquired		-

Net Cash (used in) investing activities:	(10,500)	-

Cash Flow from Financing Activities:
Payment of borrowings	(14,445)	(60,602)
Proceeds from borrowings	512,578	329,888
Proceeds from borrowings from Officers and Shareholders	-	-
Repayment of Bank Overdraft	-	-

Net cash provided by financing activities:	498,133	269,286

Net increase (decrease) in Cash and Equivalents	(21,852)	(202,230)

Cash at beginning of the period	7	202,772

Cash (Overdraft) at end of the period	$(21,845)	$542
Supplemental Cash information:
Interest paid	$429	$18,682
Taxes paid	$-	$1,085

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
CONSOLIDATE STATEMENT OF CHANGE IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	December 31, 2008	Conversion of Convertible Notes	Conversion of Preferred Stock to Common Stock	Conversion of Current Liabilities to Common Stock	Net (loss) for the three months ended March 31, 2009	June 30, 2009

PREFERRED STOCK
Convertible Non-Voting:
Par Value @ $0.10	$ 2,536	-	-	-	-	$ 2,536
Capital Contributions in Excess of Par	22,606	-	-	-	-	22,606
Convertible Voting Series B:
Par Value @ $0.10	13,448	-	(1,164)	-	-	12,284
Capital Contributions in Excess of Par	3,160,013	-	(292,019)	-	-	2,867,994
Convertible Voting Series C:
Par Value @ $0.10	30,000	-		-	-	30,000
Capital Contributions in Excess of Par	22,000	-		-	-	22,000
Non-Convertible Voting Series D:
Par Value @ $0.001	6,500	-	-	-	-	6,500
Capital Contributions in Excess of Par	-	-	-	-	-	-

COMMON STOCK
Par Value @ $0.001	245,061	917,433	3,144,609	339,830	-	4,646,933
Capital Contributions in Excess of Par	22,337,581	(852,280)	(2,801,983)	(238,973)	-	18,444,345

(DEFICIT)	(93,413,676)	-	-	-	37,168,147	(56,245,529)

TOTAL DEFICIENCY	(67,573,931)	65,153	49,443	100,857	37,168,147	(30,190,331)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE1. Summary of Significant Accounting Policies

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

Description of Business

Juniper Group, Inc. is a corporation incorporated in the State of Nevada in 1997. The Company’s business is composed of two segments: (1) broadband installation and wireless infrastructure constructions and (2) film distribution services. Both of these services are operated through two indirect wholly owned subsidiaries of the Company, which are subsidiaries of Juniper Entertainment, Inc. our wholly owned subsidiary.   All of our operations are run out of the Company’s wholly-owned subsidiary.  Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the Company and its consolidated subsidiary.

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

In January, 2009, we formed Tower West Communications, Inc. (“Tower West”), a wholly owned subsidiary of Services. Tower West currently operates on the East Coast by subcontracting its contracts to local contractors. As a result, it is capable of sustained work anywhere within the United States.  .  Our current client roster includes Communication Construction Group supporting Verizon on the FTTP Path Creation (FIOS) project, American Tower, Maxton Technology, BCI Communications, Inc. and SAI . Tower West has added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base in creating a wider market space for its base business.

 Services’ direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In the Wireless Infrastructure construction services, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with customer. Although the terms of its contracts vary considerably, most services are made on a cost- plus or time and materials basis. The Company completes most projects within six months. The Company recognizes revenue using the completed contract method.

The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no.101, "revenue recognition”(“SAB 101”). Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

Accounts Receivable

Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. At June 30, 2009, because of the start-up of Tower West, there were limited accounts receivable balances. Tower West’s billing commenced in the second quarter of 2009.  The Company’s policy is not to accrue interest on past due trade receivable.

Unbilled receivables represent revenue on uncompleted infrastructure construction and installation contracts that are not yet billed or billable, pursuant to contract terms.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment is primarily subject to the financial condition of the segment's largest customers.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Financial Standards No. 133, “Accounting for Operative Instruments and Hedge Activities”, (SFAS No. 133) requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $38.4 million.

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

The Company is currently directing all its resources and efforts toward building the Company's Infrastructure construction services. Due to the limited availability of capital, personnel and resources, the volume of film sales activity has been significantly diminished.

Amortization of Intangibles

Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

Intangible assets at June 30, 2009 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party.

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

                                                                               JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under FSP APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of FSP APB 14-1 on the Company’s financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years ended after December 15, 2008. The Company is currently assessing the impact of the adoption of EITF 08-6 on the Company’s financial position or results of operations.

NOTE 2-    Prepaid Expenses

At June 30, 2009 and December 31, 2008, prepaid expenses and other current assets consisted primarily of prepaid insurance and legal expenses of approximately $58,000 and $25,000.

NOTE 3 - Property and Equipment

Depreciation expense for the three months ended June 30, 2009 and the year ending December 31, 2008 was approximately $7,300 and $114, 500, respectively. At June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	2009	2008
Vehicles	$62,266	$51,766
Equipment	23,669	383,531
Website Costs	10,310	217,593
Leasehold improvements	21,587	53,296
Furniture and fixtures	26939	26,939
Total property and equipment	144,771	733,125
Accumulated depreciation	(104,038)	(695,594)
Property and equipment, net	$40,733	$37,531

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote the resources of the Company in this area.

 Based upon the Company's estimated net present value of future revenue as of December 31, 2008, the following shows the anticipated film forecast revenue.

# of Films	Expiration of Film License & Book Value	Film Forecast Revenue	%

11	2009	650	0.7
2	2010	375	0.4
16	2011	12,525	13.6
13	2013	20,125	21.8
21	2014	44,375	48.2
13	2017	11,125	12.1
5	2019	2,925	3.2
81		$92,100	100.00

NOTE 5- Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at June 30, 2009 and December 31, 2008.

Description	June 30, 2009	December 31, 2008
Various notes due currently with various interest rates	$57,483	$105,000
Convertible notes due currently to related parties with interest at various interest rates	1,278,265	882,224
Note Payable, Bank	321,907	321,907
Note Due 2010	79,445	115,556
8% Callable Secured Convertible Notes maturing 2011 (net of discount of $(777,266)	2,649,854	1,459,780
	4,386,954	2,884,467
Less current portion	1,133,779	1,395,796
Long term portion	$3,253,175	$1,488,671

  The Company had a bank line of credit of approximately $300,250 which does not include an outstanding interest balance of approximately $21,700, of which all was used at November 11, 2008, the date of New Wave’s bankruptcy filing, at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank was not repaid and remains payable following the dismissal of the New Wave bankruptcy.

On May 1, 2007, the Company settled a lawsuit against a former consultant for $310,000 including a Note Payable due 2010 with payments of approximately $7,200 due monthly.

On May 11, 2009 the Company entered into a financing agreement for Convertible Promissory Note in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Note in the amount of $750,000. The Company has received $70,000 toward satisfaction of this note as of June 30, 2009.

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

The Secured & Collateralized Promissory Note mature three years from the effective date and bears a one time interest charge of 13.2% and is secured by securities in the amount of $750,000.

As of June 30, 2009 the Company entered into finance agreements for the sale of approximately $220,000 principal amount of Convertible Debentures. Additionally loans and advances of approximately $174,000 from other related parties were converted into Convertible Debentures. The Convertible Debentures mature three years from effective date a bear and an interest rate of 14%.

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of callable secured convertible notes and stock purchase warrants buying 1,000,000 shares of our common stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,000,000 shares of our common stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 20,000,000 shares of our common stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 32%. The callable secured convertible notes are due and payable, with 8% interest, unless sooner converted into shares of our common stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of callable secured convertible notes and stock purchase warrants buying 1,000,000 shares of our common stock.   In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.  If the Company does not have sufficient authorized commons shares available to meet the conversion request, it may need to increase its authorized shares.  As of June 30, 2009, the Company’s authorized common shares would be insufficient to meet a request to convert all of the notes at current market prices.  If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

On January 31, 2008, the Company entered into a Securities Purchase Agreement with the holders of its Callable Secured Convertible Notes, whereby $147,542 of accrued interest payable as of November 30, 2007 was converted into the same amount of Callable Secured Convertible Notes on terms similar to those above.

On March 14, 2008, we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and stock purchase warrants buying 500,000 shares of our common stock.

On June 20, 2008, we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and stock purchase warrants buying 500,000 shares of our common stock.

On July 29, 2008, we entered into a financing agreement involving the sale of an additional $75,000 principal amount of callable Secured Notes and stock purchase warrants to buy 35,000,000 shares of our common stock, and the interest rate on all of the Callable Secured Notes increased to 12%.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2008, we entered into a financing agreement involving the sale of an additional $70,000 principal amount of callable Secured Notes and stock purchase warrants buying 50,000,000 shares of our common stock.

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

On November 10, 2008, the Company entered into a Securities Purchase Agreement with the holders of its Callable Secured Convertible Notes, whereby approximately $191,100 of accrued interest payable as of that date was converted into the same amount of Callable Secured Convertible Notes on terms similar to those above.

On December 3, 2008, we entered into a financing agreement involving the sale of stock purchase warrants to buy 90,000,000 shares of our common stock.

On December 5, 2008, we entered into a financing agreement involving the sale of an additional $75,000 principal amount of callable Secured Notes and stock purchase warrants buying 50.000,000 shares of our common stock.

On March 11, 2009, we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes.

On June 30, 2009 the Holders of the above described callable secured convertible notes sent a notice of default to the Company, claiming that they had a right to declare a default. The Company disputes it is in default and no default has been declared by the holders since the June 30, 2009 letter. The Company has not reclassified any of the liabilities in question. Discussions have been ongoing with the Holders, and action has been taken to increase the number of common shares available to the Company to meet the requirements of the holders for additional common stock of the Company.

The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s common stock rises and falls.  While we anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes, the full conversion of these notes is dependent on the amount of the Company’s authorized commons stock.   The Company has filed an Information Statement on July 13, 2009, pursuant to section 14 (c) of the Securities Exchange Act of 1934, as amended, to increase the authorized common shares from 5 billion to 10 billion,  a reverse stock split (the “Stock Split”) of the issued and outstanding shares of common stock on a basis of up to 1 for 500, and a decrease in the par value of the common stock from $.001 to $.0001 (the “Par Value Change”).

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

b.
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula)in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of each balance sheet date with a corresponding change in Loss on adjustment of the derivative and warrant liability to fair value.

c.
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

NOTE 6 - Shareholders' Deficiency

Net income per common share for the quarters ended June 30, 2009 and 2008 has been computed by dividing net income (loss), after preferred stock dividend requirements of $1,521 in both quarters, by the weighted average number of common shares outstanding throughout the quarter of 2,626,203,801 and 5,655,489, respectively, after giving effect to a one for two hundred reverse stock split on July 18, 2008.

Net income per common share for the six months ended June 30, 2009 and 2008 has been computed by dividing net income (loss), after preferred stock dividend requirements of $3,043 in both periods, by the weighted average number of common shares outstanding throughout the quarter of 1,617,691,490 and 8,51,933, respectively, after giving effect to a one for two hundred reverse stock split on July 18, 2008.

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

Options Granted

A summary of option transactions for the period from December 31, 2008 to June 30, 2009, after giving effect to a one for two hundred reverse stock split on July 18, 2008, follows:

	Options		Weighted average option price
Outstanding at December 31, 2008	4,375		$46.00
Granted	-		-
Exercised	-		-
Returned/Expired			-
Outstanding at December 31, 2008	4,375		$46.00
Granted	-		-
Exercised	-		-
Returned/Expired	(4,375) (1)		-
Outstanding at June 30, 2009	-	$

(1)
These options expired in the first quarter of 2009

Convertible Preferred Stock

The Articles of Incorporation of the Company authorized the issuance of 375,000 shares of 12% non voting convertible redeemable preferred stock at $0.10 par value per share and up to 500,000 shares of “blank check” preferred stock, from time to time in one or more series.  Such shares upon issuance will be subject to the limitations contained in the Articles of Incorporation and any limitations prescribed by law to establish and designate any such series and to fix the number of shares and the relative rights, voting rights and terms of redemption and liquidation preferences. In 2006, the total Preferred Shares authorized were increased to 10 million shares. On April 24, 2008, the Company increased its total Preferred Shares authorized from 10 million to 500 million shares. All preferred stock authorized by the Company come out of this “blank check” pool.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 2, 2009, the Board of Directors authorized the issuance of shares of the Company's common stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at June 30, 2009, were $44,111. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC). The Company's Preferred Stock is convertible into shares of Common Stock at a rate of two shares of Common Stock (subject to adjustments) for each share of Preferred Stock, at the option of the Company, at any time on not less than 30 days' written or published notice to the Preferred Stockholders of record, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock.  As adjusted, the outstanding shares of Preferred Stock would currently be converted into fifteen shares of Common Stock.

No dividends have been paid during the three months ended June 30, 2009.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the 8% callable secured convertible notes issued in our recent financing, or (ii) 12 months after this registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. We issued an aggregate of 117,493 shares of Series B Preferred Stock to a group of our current shareholders in exchange for an aggregate of 23,498,109 shares of our common stock. The holders of Series B Preferred Stock shall have the right to vote together with holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), all matters presented to the holders of the Common Stock. The foregoing shareholders were existing investors before they did the exchange.   As of June 30, 2009, 135,000 authorized shares were issued and 122,840 outstanding

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s common stock.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-Convertible Series E Voting Preferred Stock

The Company filed a Certificate of Designation of Series E Preferred Stock on July 10, 2009, pursuant to which the Company authorized  for issuance 100,000,000 of shares of Series E Preferred Stock, par value $0.001 per share.  Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 95-vote-per-share basis (and not a separate class), on all matters presented to the Holders of the Common Stock.  The shares of the Series E Preferred Stock are not convertible into Common Stock of the Company.  31,000,000 shares of Series E have been issued to the Company’s President.

Warrants

A summary of warrants outstanding at June 30, 2009,  after giving effect to a one for two hundred reverse stock split on July 18, 2008.
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
250,160,111

(a)
Represents Options for 2,000, 1,500 and 1,500 shares originally priced at $200.00, $150.00 and $130.00, respectively which were re-priced to $10.00 in October, 2005 (taking effect stock split of the Company’s common stock, up to a one-for-two- hundred- ratio that became effective on July18, 2008.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Related Parties

The Company’s subsidiary, Services, entered into a sublease for its New York office from a company 100% owned by the Company’s President, currently approximately $5,100 per month.   The lease and Services sublease on this space expire on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord   Rent expense for the second quarter ended June 30, 2009 and 2008 was approximately $16,000 and approximately $16,000, respectively.

The Company owns distribution rights to two films, which were acquired through a company affiliated with the Chief Executive Officer that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights.

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company received no revenue relating to these films during the first six months June30, 2009.

Throughout 2009 and 2008, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at June 30, 2009 and December 31, 2008, was approximately $822,000, and $686,000, respectively.  Mr. Hreljanovic has a security interest in Tower West and it extinguishes upon payment in full of the outstanding debt due him.

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

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2008, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors, have authorized a an extension of his employment agreement (Extension Agreement) under the same terms and conditions expiring on August 31, 2009 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2009 was scheduled to be approximately $235,700.  Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic was paid $7,800 and the balance of his salary was accrued and not paid.

Under the terms of this Extension Agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $822,000 at June 30, 2009.   Mr. Hreljanovic incorporated Tower West Communications, Inc. a Florida corporation, organized on January 2009 (Tower) and paid all fees associated with its creation.  Juniper Services, Inc. owns a 100% interest in Tower West subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s security interest in Tower West extinguishes upon payment in full of all accrued and not paid compensation owed him.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In Re New Wave Communications, Inc  A chapter 11 Bankruptcy petition was filed on November 7, 2008 in the U.S. Bankruptcy Court for the Southern District of Indiana (Indianapolis) and assigned case #08-13975-JKC-11.  The petition was voluntarily dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

Regions Bank vs. New Wave Communications Inc  State of Indiana, County of Johnson, Johnson County Circuit/ Superior Court Case No. 41D010809.  Suit has been filed seeking enforcement of a promissory note date June 6, 2008 in the amount of $300,250 and bearing interest at the rate of 7.75%.

On May 8, 2008, U.S. District Court Eastern District of NY Index No. 08 Civ. 1900.   Alan Andrus filed an action entitled Andrus vs. Juniper Group Inc in the United States District Court for the Eastern District of New York. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and the Company anticipates it will file a Motion for Summary Judgment in the coming months while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.

Unasserted Claims

The Company learned in 2006 that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations. The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As June 30, 2009 no shareholders have asserted any claims against the Company.

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $70,000 and $381,000 in 2009 and 2008, respectively, through the sale of 8% Callable Secured Convertible Debentures and approximately $443,000 and $315,000 at June 30, 2009 and December 31, 2008, through Convertible Notes from related parties for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is continuing to incur net losses and maintains a negative working capital. While there was net loss for the six months ending June 30, 2009, excluding the gain on the fair market valuation adjustment of derivative liabilities, the Company incurred a loss of approximately $1,000,000 in the six months ending June 30, 2009, and approximately $1,400,000 in the three months ending June 30, 2008.  Working capital deficit approximately $3.8 million at June 30, 2009.

The fact that the Company continued to sustain losses in 2009 and 2008, had negative working capital at June 30, 2009 and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2009.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

On June 30, 2009 the Holders of the above described callable secured convertible notes sent notice of default to the Company, claiming that they had a right to declare a default. The Company disputes it is in default and no default has been declared by the holders since the June 30, 2009 letter.  Discussions have been ongoing with the Holders, and action has been taken to increase the number of common shares available to the Company to meet the requirements of the holders for additional common stock of the Company

The Chapter 11 case was filed by New Wave Communications, Inc. on November 7, 2008.  The reason for the filing was that New Wave Communications sustained irreparable damages which the Company asserted claims against the Calderheads committing serious, material breaches of their agreements with Juniper (see Legal Proceedings).

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

Continued historical lack of profitable operations;
•working capital deficit;
•the ongoing need to raise additional capital to fund operations and growth on a timely basis;
•the success of the expansion into the broadband installation and wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;
• most of the Company’s revenue is derived from a selected number of customers;
• the ability to develop long-lasting relationships with our customers and attract new customers;
• the competitive environment within the industries in which the Company operates;
• the ability to attract and retain qualified personnel, particularly the Company’s CEO;
• effect on our financial condition of delays in payments received from third parties;
• the ability to manage a new business with limited management;
• rapid technological changes; and
• other factors set forth in our other filings with the Securities and Exchange Commission.

 JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Conditions

Statement of Financial Accounting Standards No. 133, ”Accounting for Derivative Instruments and Hedging Activities” (SFAS) No. 13 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of these Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 28, 2007, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain for the three months ended March 31, 2009 of approximately $44,700,000 and an unrealized gain for the three months ended March 31, 2008 of approximately $7,100,000.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

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

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted through Juniper Services, Inc. and its subsidiary (“Services”). Services operate the Company’s wireless broadband and wireless installation services on a national basis. Its direction is to support the demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and microwave system and software installations.

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

In January, 2009, we formed Tower West Communications, Inc. (“Tower West”); a wholly owned subsidiary of Juniper Services currently operates on the East Coast by subcontracting its contracts to local contractors. As a result, it is capable of sustained work anywhere within the United States.  .  Our current client roster includes Communication Construction Group supporting Verizon on the FTTP Path Creation (FIOS) project, American Tower, Maxton Technology, and BCI Communications, Inc.

Tower West has changed the Company’s business protocol and has added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base in creating a wider market space for its base business.

The Company has experienced a dramatic reduction in revenue during the second half of 2008 which has continued during the beginning of 2009, largely attributed to the actions of Michael and James Calderhead, former disloyal employees, for their outrageous breaches of various contractual and fiduciary duties owed to the Company, including alleged business interference and employee theft.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

Management has taken the following corrective actions to improve the operating performance of the wireless infrastructure services:

1.    1.Commenced a lawsuit in Federal Court against Michael and James Calderhead, seeking preliminary and permanent  injunctions    restraining the Calderheads from, among other things, competing with the Company and its subsidiaries, as well as compensatory and punitive damages;

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

The Company will choose to concentrate its efforts during the balance of 2009 in implementation its  new services to key national providers on a national platform with a support of subcontractors. The Company believes that this strategy will allow the Company to grow while maintaining a control on its costs.  As the economic environment continues its improvement this year, the Company believes that its prospects for the expansion of its new services in the wireless Infrastructure segment are good for 2009. The Company believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Services.

Services’ opportunity to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by a number of factors:

(i)                 These include its ability to financially support the national agreements entered into and to finance continuing growth and fund management recruitment, certifications, training and payroll, as well as the financing of operating cash flow requirements to support subcontractor costs. This will require additional financing on a timely basis.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ending June 30, 2009 vs. Three Months Ending June 30, 2008.

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the broadband installation and wireless infrastructure services, and has not devoted resources toward the promotion and solicitation of its film licenses.  The main operations of the Company are the broadband installation and wireless infrastructure services segment.  The film operations are insignificant and are included in the discussion of general corporate activity which includes the effect of the Company’s debt service, litigation and other corporate matters.  In January, 2009, we formed Tower West Communications, Inc. (“Tower West”); a wholly owned subsidiary of Juniper Services currently operates on the East Coast by subcontracting its contracts to local contractors. As a result, it is capable of sustained work anywhere within the United States

During the three month period ending June 30, 2009 Juniper Pictures generated no revenue.  Certain of our films that generate revenue when contracts were signed and are still under license and are currently being aired by licenses.

NET INCOME (LOSS)

There was net loss available to common stockholders of approximately $7,036,000, or $(0.003) per share on revenue of approximately $109,000, which includes a loss on the fair market evaluation adjustment of derivative liabilities of approximately 6.3 million, the Company incurred a loss of approximately $7,036,000.  Compared to a net loss of approximately $9.5 million or $1.67 per share on revenue of approximately $221,000, which includes a loss on the fair market evaluation adjustment of derivative liabilities of approximately $8.6,

The Company had approximately $109,100 revenue for the second quarter 2009, compared to revenue of approximately $213,700 for three months ended June 30, 2008.

Broadband Installation and Wireless Infrastructure Services

Revenues

The broadband installation and wireless infrastructure services generated approximately $109,000 revenues for the three month period ending June 30, 2009 compared to approximately $214,000 for the three month ending June 30, 2008.  The decrease in revenue was primarily due to completion of existing customer contract and a decrease in new contracts awards during the bankruptcy proceedings and reorganization of our then principal operating subsidiary. The decrease in revenue was attributable to several factors including the alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for their outrageous breach of various contractual and fiduciary duties owed to the Company.

General and administrative expenses decreased to approximately $326,000 for the three months ending June 30, 2009 compared to $496,000 for the three months ending June 30, 2008 as result of a decrease in payroll expense.

We incurred an amortization of debt discount of approximately $336,000 in the three months ending June 30, 2009 compared to approximately $235,000 in the three months ending June 30 2008.  This increase was primarily due to the increase in debt.  Accordingly, net loss amounted to approximately $7,036,000 in the three months June 30, 2009 and approximately $9,465,000 in the three months ending June 30, 2008;

Interest expense increased to approximately $108,000 in the three months ending June 30, 2009 compared to approximately $58,000 in the three months ending June 30, 2009. This increase was primarily due to the issuance of additional convertible notes and an increase in the interest rate on outstanding debt.

We recognized a loss on derivatives of approximately $6,311,000 in the three months ending June 30, 2009 compared to a loss of approximately $8,562,000 in the three months ending June 30, 2009.  The variance was due to an increase in the estimated market value of the derivative instrument resulting mainly from the decrease in the price of our stock on which the estimated market value is based.

Net loss decreased to approximately $7,035,000 in the three months ending June 30, 2009 from approximately $9,465,000 as a result of these items.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

Six Months Ending June 30, 2009 vs. Six Months Ending June 30, 2008.

NET INCOME (LOSS)

There was net gain available to common stockholders of approximately $37,168,000, or $(0.023) per share on revenue of approximately $109,000, which includes a gain on the fair market evaluation adjustment of derivative liabilities of approximately 38.4 million, the Company incurred a gain of approximately $37,168,000.  Compared to a net loss of approximately $2.9 million or $0.626 per share on revenue of approximately $502,000, which includes a loss on the fair market evaluation adjustment of derivative liabilities of approximately $1.5 million.

Revenues

The broadband installation and wireless infrastructure services generated approximately $109,000 revenues for the six month period ending June 30, 2009 compared to approximately $502,000 for the six month ending June 30, 2008.

Operating Costs

The broadband installation and wireless infrastructure services incurred operating costs of approximately $57,000 (52% of revenue) for the six months ended June 30, 2009, compared to approximately $579,000(115% of revenue) for the six months June 30, 2009

Holding Company (Juniper Group)

Operating Expense

The Holding Company does not have any significant income producing operating assets. As such, the operating loss was equal to operating expense. Operating expense consists primarily of employee compensation, legal, accounting, SEC costs, consulting fees and ordinary and customary office expenses.

Derivative Expenses and Amortization of Discounts

Derivative expenses and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.  The gain on derivative securities for the six months ended June 30, 2009 was approximately $38,400,000 compared with a loss of approximately $1,500,000 for the six months ended June 30, 2008.  The amortization of the Company’s primary debt instrument amounted to approximately $505,000 for the six months ended June 30, 2009 compared with approximately $330,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2009, we had a working capital deficit of approximately $(3,800,000), compared to a working capital deficit of approximately $(3,853,000) at December 31, 2008. The ratio of current assets to current liabilities was 0.03:1 at June 30, 2009 and 0.06:1 at December 31, 2008. Cash flow used for operations during the six months ended June 30, 2009 was approximately $510,000.

Total Debt at June 30, 2009, was approximately $7.2 million.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

We are seeking to increase our business base in providing services that have higher margins.  With anticipated higher gross profits to be realized for our expanded services and projects, and the initiation of new wireless, construction and maintenance services, we plan to improve the earnings from our services and will apply this additional cash to reducing liabilities.

Our operations during the six months ended June 30, 2008 were funded by the sale of 15% Callable Secured Convertible Secured Notes and 14% Convertible Debentures, as well as the nascent operations of our Tower West subsidiary. Among the obligations that the Company has not had sufficient cash are to pay its payroll, payroll taxes, attorneys and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired a firm of Tax Attorneys to negotiate with the taxing authorities.

The fact that the Company continued to sustain losses in 2009, had negative working capital at June 30, 2009 and still requires additional sources of outside case to sustain operations, continued to increase uncertainty about the Company’s ability to continue as a going concern.

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

SEASONALITY

The provision of services for broadband installation and wireless infrastructure deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results. Inclement weather may lower the demand for our services in the winter months, as well as other times of the year. Furthermore, the weather can delay the Natural catastrophes such as the recent hurricanes in the United States could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods. However, these natural catastrophes historically have generated additional revenue subsequent to the event.

INFLATION

We believe that inflation has generally not had a material impact on our operations.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

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

The Callable Secured Convertible Notes bear interest at 8%, mature on January 15, 2009 with respect to the initial $500,000, on March 14, 2009 with respect to $300,000, on May 11, 2011 with the respect of second $500,000, on September 13, 2010 with respect to $600,000, and on December 26, 2010 with respect to $100,000.  The first $1,300,000 are convertible into our common stock, at the investors' option, at the lower of (i) $0.05 or (ii) 32% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date; the $600,000 is convertible into our common stock at the investors’ option, at the lower of (i) $0.0375 or (ii) 32% of the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before, but not including the conversion date; the $100,000 is convertible into our common stock at the investors’ option, at the lower of (i) $0.0375 or (ii) 32% of the average of the three lowest intraday trading prices for the common stock on a principle market for the 20 trading days before, but not including the conversion date. The full principal amount of the Callable Secured Convertible Notes are due upon default under their terms. The initial 1,000,000 warrants are exercisable until five years from the date of issuance at a purchase price of $0.13 per share; the second Convertible Notes of  7,000,000 warrants are exercisable until five years from the date of issuance purchase price of $0.10 per share; the third Convertible Notes of 20,000,000 warrants are exercisable until seven years from the date of issuance at a purchase price of $0.005 per share; and the final Convertible Notes of 1,000,000 warrants until seven years from the date of issuance at a purchase price of $0.005 per share . In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

On January 31, 2008, the Company entered into a Securities Purchase Agreement with New Millenium Capital Partners II, LLC, AJW Qualified Partners, LLC, and AJW Master Fund Ltd., whereby $147,542 of accrued interest payable was converted into the same amount of callable Secured Notes at 2% on terms similar to those above.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

On March 14, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $50,000 in callable Secured Notes at 8% and stock purchase warrants buying 500,000 shares of our common stock.

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

On November 5, 2008, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, for sale of $70,000 in callable Secured Notes at 12% and stock purchase warrants buying 50,000,000 shares of our common stock. In addition, it set forth an agreement to amend the Applicable Percentage and Interest Rate for all the aforementioned Notes, which are convertible into shares of the Company’s common stock.

On November 10, 2008, the Company entered into a Securities Purchase Agreement with New Millenium Capital Partners II, LLC, AJW Qualified Partners, LLC, and AJW Master Fund Ltd., where by approximately $191,100 of accrued interest payable was converted into the same amount of callable Secured Notes at 2% on terms similar to those above.

On December 3, 2008, we entered into a financing agreement involving the sale of stock purchase warrants to buy 90.000,000 shares of our common stock.

On December 5, 2008, we entered into a financing agreement involving the sale of an additional $75,000 principal amount of callable Secured Notes and stock purchase warrants buying 50.000,000 shares of our common stock.

On March 11, 2009, we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes.

On May 11, 2009 the Company entered into a financing agreement for Convertible Promissory Notes in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Notes in the amount of $750,000. The Company has received $70,000 toward satisfaction of this note as of June 30, 2009.

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

As of June 30, 2009 the Company entered into finance agreements for the sale of approximately $220,000 principal amount of Convertible Debentures. Additionally loans and advances of approximately $174,000 from other related parties were converted

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

into Convertible Debentures. The Convertible Debentures mature three years from effective date a bear and an interest rate of 14%.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies, are important to our financial position and results of operations, and require significant judgment and estimates on the part of management. Those policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on Form 10KSB for the year ended December 31, 2008. Since December 31, 2008, there have been no material changes to our critical accounting policies.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

ACCOUNTS RECEIVABLE

Valuation of Accounts Receivable Collect ability of accounts receivable is evaluated for each subsidiary based on the subsidiary’s industry and current economic conditions. Other factors include analysis of historical bad debts, projected losses, and current past due accounts.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

We evaluate the recoverability of our long lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” which generally requires us to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. We consider historical performance and future estimated results in our evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flows to the asset segment carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate we utilize to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair value may be adjusted in the future.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

 value in the future.  The net realizable value of the licenses and rights are reviewed by management annually. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions or impairment indicators arise that are less favorable than our projections, film write-downs may be required.

RECOGNITION OF REVENUE FROM LICENSE AGREEMENTS

We follow the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin no. 101, “revenue recognition” (“SAB 101”). We have revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collect ability is reasonably assured. The cost of operations for the broadband installation and wireless infrastructure segment is reflected in the statement of operations using the completed contract method. Accordingly, any contracts that have estimated costs that are greater than the contacted revenue will accrue a loss for us under these contracts.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

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

In Re New Wave Communications, Inc A chapter 11 Bankruptcy petition was filed on November 7, 2008 in the U.S. Bankruptcy Court for the Southern District of Indiana (Indianapolis) and assigned case #08-13975-JKC-11.  The petition was voluntarily dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

Regions Bank vs. New Wave Communications Inc  State of Indiana, County of Johnson, Johnson County Circuit/ Superior Court Case No. 41D010809.  Suit has been filed seeking enforcement of a promissory note date June 6, 2008 in the amount of $300,250 and bearing interest at the rate of 7.75%.

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

JUNIPER GROUP, INC.
AND SUBSIDIARY COMPANIES

The Company’s infrastructure subsidiary had a bank line of credit of $300,000 of which it has used $300,318 as of September 30, 2008 at an interest rate of 7.75% with a maturity on June 6, 2008.  The subsidiary has defaulted on its loan and the bank has instituted a motion in the Johnson Circuit on September 25, 2008.

Item 1A.  Risk Factors.

Our revenue has declined significantly, and if we are not able to grow our revenue as expected, we will need to cut costs dramatically to obtain profitability

We had revenue of approximately $109,000 for the six months ending June 30, 2009, compared to approximately $502,000 for six month period ending June 30, 2008. The decrease in was attributed to several factors including the alleged actions of Michael Calderhead and James Calderhead, former disloyal employees for their outrageous breach of various contractual and fiduciary duties owed to the Company.  If we are not able to grow our revenues over time, we will need to cut costs dramatically to restore profitability, which could result in delays in implementing our business plans.  If revenue declines further, or if our expected growth does not occur soon enough, we may not be able to restore profitability at all.

There have been no other material changes with regard to the risk factors previously disclosed in our recent Annual Report on Form 10-KSB.

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

The Convertible Promissory Note matures three years from the effective date and bears a one time interest charge equal to 12% and the obligation is convertible into the voting common stock of the Company at a conversion rate based on 70% of the lowest trade price in the 20 trading days previous to the conversion.  Any conversions by the Holder of this note are limited to the Holder remaining under 4.99% ownership of the outstanding voting common stock of the Company.  By the terms of this note prepayment is not permitted unless approved by the lender.

The Secured & Collateralized Promissory Notes mature three years from the effective date and bear a one time interest charge of 13.2% and is secured by securities in the amount of 750,000.
.
During the six quarter of 2009, we issued an additional 4,401,866,783 shares of common stock upon conversion of 11,640 Preferred Shares Series B in the amount of approximately $277,100 and approximately $227,500 of convertible notes to common stock.

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

Date: August 18, 2009

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer