Form 10-Q
period 2009-11-16
JUNIPER GROUP INC
filed 2009-11-16
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission file number 0-19170

[Missing Graphic Reference]
(Exact name of small business issuer as specified in its charter)

Nevada 11-2866771 (State or other jurisdiction of (IRS Employer Identification No.) Incorporation or organization)

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 39,389,328 shares of common stock, $.0001 par value per share, as of November 13, 2009.

Transitional Small Business Disclosure Format (Check one): Yes      No ☒

JUNIPER GROUP, INC.
Table of Contents

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited) 4
Condensed Consolidated Statements of Operations for the three months ended September 30 2009 and 2008 (unaudited) 5
Condensed Consolidated Statements of Operations for the nine months ended September 30 2009 and 2008 (unaudited) 6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30 2009 and 2008 (unaudited) 7
Condensed Consolidated Statement of Changes In Stockholders’ Deficit (unaudited) 8
    Notes To Condensed Consolidated Financial Statements (unaudited)                                9

ITEM 2. Management’s Discussion and Analysis Of Financial Condition                               20

ITEM 4T. Controls and Procedures                                               26

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings                                                   26
ITEM 1A.  Risk Factors                                                      28
ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds                                 29
ITEM 3. Defaults upon Senior Securities                                             30
ITEM 4. Submission of Matters to a Vote of Security Holders                                    30
ITEM 5. Other Information                                                   30
ITEM 6. Exhibits                                                        30

Signatures                                                           31
Index to Exhibits                                                         32

                               JUNIPER GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.  Financial Statements

As used herein, the terms “Us,” “Ours,” “We,” "Juniper" or "the Company" refers to Juniper Group, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. The accompanying unaudited, condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$14,725	$7
Accounts receivable-trade (net of allowance)	139,151	-
Prepaid expenses	55,437	24,575
Total current assets	209,313	24,582

Film licenses	109,757	123,538
Property and equipment, net	36,731	37,531
Note receivable	630,000	-
Other assets	1,035	-

Total assets	$986,836	$185,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$23,216	$-
Accounts payable and accrued expenses	2,125,578	1,698,601
Notes payable and capitalized leases - current portion	1,880,185	1,395,796
Preferred stock dividend payable	45,633	41,068
Due to officer	846,497	686,127
Due To shareholders & related parties	6,089	56,038
Total current liabilities	4,927,198	3,877,630

Notes payable and capitalized leases, less current portion	749,867	1,488,671
Derivative liability related to convertible debentures	18,821,934	62,033,078
Warrant liability related to convertible debentures	14,000	360,203

Total liabilities	24,512,999	67,759,582

Stockholders’ Deficit:

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 875,000 shares authorized: 25,357 shares issued and outstanding at September 30, 2009 and December 31, 2008: aggregate liquidation preference, $50,714 at September 30, 2009 and December 31, 2008	2,536	2,536
Voting convertible redeemable series B preferred stock $0.10 par value 135,000 shares authorized: 116,653 shares issued and outstanding at September 30, 2009 and 134,480 shares issued and outstanding at December 31, 2008	11,665	13,448
Voting convertible redeemable series C preferred stock $0.10 par value 300,000 shares authorized: 300,000 shares issued and outstanding at September 30, 2009 and December 31,2008	30,000	30,000
Voting non-convertible series D preferred stock $0.001 par value 6,500,000 shares authorized, issued and outstanding at September 30, 2009 and December 31, 2008	6,500	6,500
Voting non-convertible series E preferred stock $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at September 30, 2009	31,000	-
Common stock - $0.0001 par value, 10,000,000,000 shares authorized; 20,444,352 shares issued and outstanding at September 30, 2009 and 490,133 shares issued and outstanding at December 31, 2008	2,044	49
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,731,343	3,160,013
Attributed to series C preferred stock voting	22,000	22,000
Attributed to series D preferred stock voting	-	-
Attributed to series E preferred stock voting	-	-
Attributed to common stock	23,236,578	22,582,593
Accumulated deficit	(49,622,435)	(93,413,676)

Total stockholders’ deficit	(23,526,163)	(67,573,931)

Total liabilities & stockholders’ deficit	$986,836	$185,651

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended September 30,
	2009	2008
Revenues:
Broadband installation and wireless infrastructure services	$102,451	$127,120
Film licenses	-	-
Total revenues	102,451	127,120

Operating costs:
Broadband installation and wireless infrastructure services	133,817	64,596
Film licenses	-	-
Total operating costs	133,817	64,596

Gross profit (loss)	(31,366)	62,524

Costs and expenses:
Selling, general and administrative expenses	247,425	321,757
Impairment of film licenses	6,890	6,892
Total costs and expenses	254,315	328,649

Loss from operations	(285,681)	(266,125)

Other Income (expense):
Gain (loss) on adjustment of derivative and warrant liabilities to fair value	7,100,560	(53,248,145)
Amortization of debt discount	(65,624)	(182,757)
Interest expense	(119,639)	(95,689)
Settlement expense	(5,000)	-
	6,910,297	(53,526,591)

Income (loss) before provision for income taxes	6,624,616	(53,792,716)

Provision for income taxes	-	-

Net income (loss)	6,624,616	(53,792,716)

Preferred stock dividend	(1,521)	(1,521)

Net income (loss) available to common stockholders	$6,623,095	$(53,794,237)

Weighted average number of shares outstanding	10,466,302	112,617

Basic and diluted net income (loss) per common share	$0.63	$(477.67)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SPETEMBER 30 2009 AND 2008 (UNAUDITED)

	Nine Months Ended September 30,
	2009			2008
Revenues:
Broadband installation and wireless infrastructure services	$211,524		$621,613
Film licenses	-		7,500
Total revenues	211,524		629,113

Operating costs:
Broadband installation and wireless infrastructure services	191,046		641,457
Film licenses	-		2,500
Total operating costs	191,046		643,957

Gross profit (loss)	20,478		(14,844)

Costs and expenses:
Selling, general and administrative expenses	807,509		1,184,495
Impairment of film licenses	13,781		20,672
Total costs and expenses	821,290		1,205,167

Loss from operations	(800,812	)	(1,220,011)

Other Income (expense):
Gain (loss) gain on adjustment of derivative and warrant liabilities to fair value	45,528,116		(54,733,270)
Amortization of debt discount	(570,784	)	(514,456)
Interest expense	(339,715	)	(210,404)
Settlement expense	(21,000	)	-
	44,596,617		(55,458,130)

Income (loss) before provision for income taxes	43,795,805		(56,678,141)

Provision for income taxes	-		-

Net income (loss)	43,795,805		(56,678,141)

Preferred stock dividend	(4,564)		(4,564)

Net income (loss) available to common stockholders	$43,791,241		$(56,682,705)

Weighted average number of shares outstanding	5,672,176		44,890

Basic and diluted net income (loss) per common share	$7.72		$(1,262.71)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$43,791,241	$(56,682,705)
Adjustments to reconcile net cash provided by operating activities:
Unrealized (gain) loss of derivative liabilities	(45,528,116)	54,733,270
Amortization of debt discount	570,784	514,456
Depreciation and amortization expense	9,346	86,754
Impairment of film licenses	13,781	20,672
Changes in operating assets and liabilities:
Accounts receivable	(139,151)	117,464
Costs in excess of billings on unpaid projects	-	6,712
Prepaid and other current assets	(30,862)	52,450
Other Assets	(1,035)	-
Accounts payable and accrued expenses	614,772	658,931
Due to officers and shareholders	160,370	267,657
Preferred stock dividend payable	4,565	4,564
Net cash used in operating activities	(534,305)	(219,775 (2)

INVESTING ACTIVITIES:
Purchase of equipment and licenses	(8,546)	(6,565)
Net cash used for investing activities:	(8,546)	(6,565)

FINANCING ACTIVITIES:
Repayment of borrowings	(138,187)	(65,313)
Proceeds from borrowings	722,489	474,888
Repayments to officers and shareholders	(49,949)	-
Proceeds from bank borrowings	23,216	-
Repayment of bank overdraft	-	(108,613)
Net cash provided by financing activities:	557,569	300,962

Net increase in cash and equivalents	14,718	74,622
Cash at beginning of the period	7	-
Cash at end of the period	$14,725	$74,622
Supplemental Cash information:
Interest paid	$201	$22,326
Taxes paid	$429	$1,085

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	December 31, 2008	Conversion of Convertible Notes	Conversion of Preferred Stock to Common Stock	Conversion of Current Liabilities to Preferred Stock	Conversion of Current Liabilities to Common Stock	Net income (loss) for the nine months ended September 30, 2009	September 30, 2009

Preferred stock:
Convertible non-voting:
Par value @ $0.10	$ 2,536	-	-	-	-	-	$ 2,536
Capital contributions in excess of par	22,606	-	-	-	-	-	22,606
Convertible voting series B:
Par value @ $0.10	13,448	-	(1,783)	-	-	-	11,665
Capital contributions in excess of par	3,160,013	-	(428,670)	-	-	-	2,731,343
Convertible voting series C:
Par value @ $0.10	30,000	-	-	-	-	-	30,000
Capital contributions in excess of par	22,000	-	-	-	-	-	22,000
Non-convertible voting series D:
Par value @ $0.001	6,500	-	-	-	-	-	6,500
Non-convertible voting series E:
Par value @ $0.001	-	-	-	31,000	-	-	31,000
Common stock:
Par value @ $0.0001	49	264	1,663	-	68	-	2,044
Capital contributions in excess of par	22,582,593	74,960	478,236	-	100,789	-	23,236,578

Accumulated (deficit)	(93,413,676)	-	-	-	-	43,791,241	(49,622,435)

Total stockholders’ deficit	$(67,573,931)	75,224	49,446	31,000	100,857	43,791,241	$(23,526,163)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Juniper Group, Inc. and Subsidiaries (“Juniper” or “the Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - Summary of Significant Accounting Policies

Accounting Standards Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants.  Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009.  References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

Consolidation. The condensed consolidated financial statements include the accounts of Juniper and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition.  In the wireless infrastructure construction services, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most services are made on a cost- plus or time and materials basis. The Company completes most projects within six months.

The Company follows the guidance in the ASC 605-25 in recognizing income. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

Revenue from film distribution service is recognized when the license period begins and the licensee and the Company become contractually obligated under a non-cancelable agreement. All revenue recognition for license agreements is in compliance with the ASC 926-10.

Accounts Receivable.  Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. Due to the commencement of operations of Tower West Communications (“Tower West”) and The Ryan Pierce Group, Inc. (“Ryan Pierce”) in earnest in the third quarter of 2009, there were limited accounts receivable balances at September 30, 2009. The Company’s policy is not to accrue interest on past due trade receivable.  Unbilled receivables represent revenue on uncompleted infrastructure construction and installation contracts that are not yet billed or billable, pursuant to contract terms.

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment is primarily subject to the financial condition of the segment's largest customers.

Property and Equipment.  Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired are otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.  Depreciable life ranges from 3 to 5 years.  Property and equipment including assets under capital leases are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

Financial Instruments.  The estimated fair values of accounts payable and accrued expenses approximate their carrying values because of the short maturity of these instruments. The Company's debt (i.e., notes payable, convertible debentures and other obligations) does not have a ready market. These debt instruments are shown on a discounted basis using market rates applicable at the effective date. If such debt were discounted based on current rates, the fair value of this debt would not be materially different from their carrying value.

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $45.5 million for the nine months ended September 30, 2009 and an unrealized loss of $54.7 million for the nine months ended September 30, 2008.

Amortization of Intangibles.  Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.

Intangible assets at September 30, 2009 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party.

The Company evaluates the recoverability of its long lived assets in accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with ASC 926-10 “Accounting by Producers and Distributors of Film” (“ASC 926-10”). Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

Stock-Based Compensation.  In February 2007, the Financial Accounting Standards Board (“FASB”) ASC 825-10 which provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have adopted this process.  There was no compensation expense for stock options calculated in 2009 and 2008.

Derivative Instruments.  Effective December 28, 2005, the Company adopted ASC 815. ASC 815 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are reported as other income or expense in the period of the change.

Income Taxes.  The Company provides for income taxes in accordance with ASC 740-10 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Net Income (loss) per Common Share.  The provisions of ASC 260-10 "Earnings per Share," which requires the presentation of both net income (loss) per common share and net income (loss) per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for both 2009 and 2008, net income (loss) per common share and net income (loss) per common share-assuming dilution are equal.

Net income (loss) per common share for the three months ended September 30, 2009 and 2008 has been computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding throughout the quarter of 10,466,302 and 112,617, respectively.

Net income (loss) per common share for the nine months ended September 30, 2009 and 2008 has been computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding throughout the quarter of 5,672,176 and 44,890, respectively.

All of the weighted average number of common shares outstanding have been adjusted to reflect the one-for-two hundred reverse stock split on July 18, 2008 and the one-for-five hundred reverse stock split on August 27, 2009.

Warrants Issued With Convertible Debt.  The Company has issued and anticipates issuing warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black-Scholes model and other techniques, as applicable, and consideration of assumptions including but not limited to the volatility of the Company’s stock, and expected lives of these equity instruments.

Reclassifications.  Certain amounts in the 2008 consolidated financial statements were reclassified to conform to the 2009 presentation.

New Accounting Pronouncements.  In May 2008, the FASB issued ASC 470, which applies to convertible debt that includes a cash conversion feature. Under FSP APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of FSP APB 14-1 on the its consolidated financial statements.

In June 2008, the FASB ratified ASC 815 which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial statements.

In November 2008, the FASB ratified ASC 323  which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 is effective for fiscal years ended after December 15, 2008. The Company is currently assessing the impact of the adoption of ASC 323 on its consolidated financial statements.

Film Licenses.  Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost, net of amortization. Film costs represent the acquisition of film rights for cash and guaranteed minimum payments (See Note 5).

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

Subsequent Events.  In preparing the accompanying condensed consolidated financial statements, in accordance with FASB ASC No. 855, the Company has reviewed events that have occurred after September 30, 2009, through the date of issuance of the financial statements on November 16, 2009. During this period the Company did not have any material subsequent events that have not been disclosed herein.

NOTE 3 - Prepaid Expenses

At September 30, 2009 and December 31, 2008, prepaid expenses and other current assets consisted primarily of prepaid insurance and legal expenses of approximately $55,000 and $25,000, respectively.

NOTE 4 - Property and Equipment

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $9,346 and $86,754, respectively. At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Vehicles	$57,266	$51,766
Equipment	26,808	74,329
Website Costs	10,310	11,768
Leasehold improvements	23,337	53,296
Furniture and fixtures	24,725	26,939
Total property and equipment	142,446	218,098
Accumulated depreciation	(105,715)	(180,567)
Property and equipment, net	$36,731	$37,531

NOTE 5 - Film Licenses

The Company has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy   While we have not discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available, we will at this time not aggressively devote the resources of the Company in this area.

Based upon the Company's estimated net present value of future revenue as of December 31, 2008, the following shows the anticipated film forecast revenue.

# of Films	Expiration of Film License & Book Value	Film Forecast Revenue	%

11	2009	650	0.7
2	2010	375	0.4
16	2011	12,525	13.6
13	2013	20,125	21.8
21	2014	44,375	48.2
13	2017	11,125	12.1
5	2019	2,925	3.2
81		$92,100	100.00

NOTE 6 - Notes Payable and Capitalized Leases

The following is a summary of the notes payable and capitalized leases on the balance sheet at September 30, 2009 and December 31, 2008.

Description	September 30, 2009	December 31, 2008
Various notes due currently with various interest rates	$128,500	$105,000
Convertible Notes due to various parties at various interest rates and maturities (net of debt discount of $1,116,773 at September 30, 2009)	212,937	882,224
Note Payable, Bank	321,907	321,907
Note Due 2010	57,778	115,556
Callable Secured Convertible Notes maturing 2011 (net of discount of $1,564,948 at September 30, 2009)	1,908,930	1,459,780
	2,630,052	2,884,467
Less current portion	1,880,185	1,395,796
Long term portion	$749,867	$1,488,671

The Company entered into numerous Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of common stock at a discount of 65% based upon the average of the three lowest intraday trading prices for the common stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to 12% and/or 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes, NIR Group also received warrants to purchase a total of 500,300 shares of common stock of the Company.  The warrants have various exercise prices and expire on dates through December 2015 (see footnote 6). On January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes.  The total principal outstanding relating to all of the NIR Groups’ Callable Notes at September 30, 2009 was $2,491,345.

In addition, the conversion price of the Callable Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, NIR Group may have a security interest in substantially all of our assets and registration rights.

On May 1, 2007, the Company settled a lawsuit against a former consultant for $310,000 including a Note Payable due 2010 with payments of approximately $7,200 due monthly. As of September 30, 2009 the outstanding balance was $57,778.

On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one time charge on the effective date of the notes and is equal to $99,000 on each note. The Company has received $120,000 toward satisfaction of the Secured & Collateralized Promissory Note from JMJ as of September 30, 2009. The Convertible Promissory Note is convertible into the voting common stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding voting common stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC (“Redwood”).  The note bears interest at 10% and is convertible into common stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the note, The Company may prepay the note in whole or in part at 125% of the amount to be prepaid. The Redwood note is classified as a Callable Note in the accompanying condensed consolidated balance sheet.

During 2009, the Company converted approximately $296,000 of loans and advances received from various parties into Convertible Notes. The Convertible Notes mature three years from the effective date with an interest rate of 14% per annum.

Due to the indeterminate number of shares of common stock which may be issued under the conversion feature of the Callable Notes, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the Callable Notes. This liability is included in the accompanying condensed consolidated balance sheet as derivative liability.

The accompanying condensed consolidated financial statements comply with current requirements relating to warrants and embedded derivatives as described in ASC 815 as follows:

a.
The Company treats the full fair market value of the derivative and warrant liability on the Callable Notes as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value.

b.
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities as of each balance sheet date with a corresponding change in gain or loss on adjustment of the derivative and warrant liability to fair value.

c.
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying condensed consolidated statements of operations.

NOTE 7 -  Preferred Stock

Convertible Preferred Stock.  The Articles of Incorporation of the Company authorized the issuance of 375,000 shares of 12% non-voting convertible redeemable preferred stock at $0.10 par value per share and up to 500,000 shares of “blank check” preferred stock, from time to time in one or more series.  Such shares upon issuance will be subject to the limitations contained in the Articles of Incorporation and any limitations prescribed by law to establish and designate any such series and to fix the number of shares and the relative rights, voting rights and terms of redemption and liquidation preferences. In 2006, the total Preferred Shares authorized was increased to 10 million shares. On April 24, 2008, the Company increased its total authorized Preferred Shares from 10 million shares to 500 million shares. All Preferred Stock authorized by the Company was created from this “blank check” pool.

12% Convertible Non-Voting Preferred Stock.  The Company's 12% non-voting convertible redeemable preferred stock (“Preferred Stock”) entitles the holder to dividends equal to 12% of the Preferred Stock liquidation preference of $2.00 per annum, or $.24 per annum per share, payable quarterly on March 1, June 1, September 1, and December 1 in cash or common stock of the Company having an equivalent fair market value. At September 30, 2009 and December 31, 2008, 25,357 shares of the Preferred Stock was outstanding.

On February 2, 2009, the Board of Directors authorized the payment of the accrued Preferred Stock dividend to be settled in shares of the Company's common stock or cash, at the discretion of the Chief Executive Officer. Accrued and unpaid dividends at September 30, 2009 were $45,633. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of the Preferred Stock dividend is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (“SEC”).

The Company's Preferred Stock is convertible into shares of Common Stock at a rate of two shares of Common Stock (subject to adjustments) for each share of Preferred Stock. The Preferred Stock is redeemable at the option of the Company, at any time on not less than 30 days written or published notice to the Preferred Stockholders of record, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock shall have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock.

No dividends have been paid during the three months ended September 30, 2009.

Series B Voting Preferred Stock.  The Company filed a Certificate of Designation of Convertible Redeemable Series B Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the Callable Notes issued in our recent financings, or (ii) 12 months after a registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. The holders of Series B Preferred Stock have the right to vote together with holders of the Corporation’s common stock, on a 30 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock. As of September 30, 2009 and December 31, 2008, 116,653 and 134,480 shares of Series B Preferred Stock, respectively, were issued and outstanding.

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price of the Company’s common stock.

Series C Voting Preferred Stock.  The Company filed a Certificate of Designation of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the common stock is above $1.00 per share; (ii) the Company’s common stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least $4 million; (vi) the Company has a minimum of $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s common stock, on a 30 votes per share basis, not as a separate class, on matters presented to the holders of the common stock. On February 14, 2008, 220,000 shares of Series C Preferred Stock were issued to the Company’s President.

Non-Convertible Series D Voting Preferred Stock.  The Company filed a Certificate of Designation of Series D Preferred Stock (“Series D Preferred Stock”) on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 60 votes per share basis, and not as a separate class, on all matters presented to the holders of the common stock.  The shares of Series D Preferred Stock are not convertible into common stock of the Company.  The Company issued 6,500,000 shares of Series D Preferred Stock to the Company’s President.

Non-Convertible Series E Voting Preferred Stock.  On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 95 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock.  The shares of the Series E Preferred Stock are not convertible into common stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock to the Company’s President.

Warrants.  A summary of warrants outstanding at September 30, 2009, after giving effect to the one for five hundred reverse stock split on August 27, 2009 is as follows:

Warrants	Date Issued	Expiration Date	Price
317	Various	Various Dates thru 6/29/15	$500 - $5,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$2.50
50,000	11/5/08	12/3/15	$0.50
180,000	12/3/09	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,317

NOTE 8 - Related Party Transactions

The Company’s subsidiary, Services, entered into a sublease for its New York offices from a company 100% owned by the Company’s President.  The lease and Services sublease on this space expires on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord   Rent expense for the three months ended September 30, 2009 and 2008 was approximately $16,000.

Throughout 2009 and 2008, the Company's CEO and controlling shareholder made loans to, and payments on behalf of the Company.  The outstanding balance due to the CEO at September 30, 2009 and December 31, 2008, was approximately $26,800 and $6,500, respectively.  Mr. Hreljanovic has a security interest in Tower West and Ryan Pierce which expire upon payment in full of the outstanding debt and all accrued and unpaid compensation owed to him.

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2009, which provides for his employment as President and Chief Executive Officer at an annual salary, adjusted annually for the CPI Index, and for the reimbursement of certain expenses and insurance. Mr. Hreljanovic's base salary in 2009 is scheduled to be approximately $235,700.  Additionally, the Employment Agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic was paid $8,400 in 2009 and the balance of his salary was accrued and not paid. Mr. Hreljanovic has accrued salary of approximately $846,000 as of September 30, 2009.

Under the terms of this Extension Agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of the Company’s pre-tax profits if pre-tax profit exceeds $100,000. Additionally, if the Extension Agreement  is terminated early by the Company after a change in control (as defined by the Extension Agreement), the Mr. Hreljanovic is entitled to receive all of his accrued and unpaid compensation, in addition to a lump sum cash payment equal to approximately three times his current base salary.

Mr. Hreljanovic incorporated Tower West and Ryan Pierce, both Florida corporations organized in January 2009 and August 2009, respectively, and paid all fees associated with its creation.   Services owns a 100% interest in Tower West subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s security interest in Tower West and Ryan Pierce which expire upon payment in full of the outstanding debt and all accrued and unpaid compensation owed to him.

On July 16, 2009, the Company issues 31,000,000 shares of it Series E Preferred Stock to Vlado P. Hreljanovic pursuant to a Settlement Agreement and Release which partially satisfied back pay in the amount of $31,000.  The issuance of the Series E Preferred Stock allowed Mr. Hreljanovic to maintain voting control of the Company.

NOTE 9 - Commitments and Contingencies

In 2006 the Company became aware that certain sales of its common stock may have violated certain sections of the Securities Act of 1933 and related regulations. The Company is currently unable to determine the amount of damages, costs and expenses, if any, that it may incur as a result of that uncertainty. As September 30, 2009 no shareholders have asserted any claims against the Company.

The Company subleases its New York office from Entertainment Financing Inc. (“EFI”), an entity owned 100% by the Company’s Chief Executive Officer. The master lease and the Company’s sublease on this space expire on November 30. 2016. EFI has agreed that for the term of the sublease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. Rent due under the lease with EFI is as follows:

Year	Amount
2009	$41,900
2010	$60,100
2011	$62,000
2012	$64,000
2013	$66,100
Thereafter	$205,300

NOTE 10 - Income Taxes

No provision has been made for Federal and state income taxes due to the losses incurred. As a result of losses incurred through September 30, 2009 and December 31, 2008, the Company has net operating loss carry forwards of approximately $28.8 million. These carry forwards expire through 2028.

In accordance with ASC 740, the Company recognized deferred tax assets of approximately $11.6 million at December 31, 2008. A full valuation allowance has been established due to the uncertainly regarding the Company’s ability to generate income sufficient to utilize the tax losses during the carryforward period.

NOTE 11 -Stock Splits

On July 10, 2009, the Company’s shareholders approved a one-for-five hundred reverse stock split of the Company’s common stock.  Accordingly, on July 10, 2009 the Board of Directors authorized a one-for-five hundred reverse split that took effect on August 27, 2009. In addition, the authorized common stock of the Company was amended to ten billion shares (10,000,000,000) and the par value was changed to $0.0001 per share

On July 18, 2008, the Company’s shareholders approved a reverse stock split of the Company’s common stock, up to a one-for-two hundred ratio.  Accordingly, on June 20, 2008 the Board of Directors authorized a one-for-two hundred reverse split that took effect on July 18, 2008.

Unless stated otherwise, all amounts from prior periods have been restated after giving effect to the reverse stock splits.

NOTE 12 -Going Concern

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2009 the Company had a working capital deficit of approximately $4.7 million and a stockholders’ deficit of $23.5 million. In addition, the Company has defaulted on several of its liabilities and has discontinued the operations of New Wave. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Primarily, revenues have not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:

•	Obtain additional wireless and broadband contracts
•	Forming new operating subsidiaries Tower West and Ryan Pierce

•	Formulating plans to build or acquire broadband/wireless towers that can be leased to major wireless service providers
•	Using stock and option-based compensation to cover payroll and other permissible labor costs

•	Raise additional capital through the sale of various debt and/or equity instruments
•	Leveraging the Companies’ resources by retaining and increasing our work force through subcontractors
•	Negotiating and settling existing debts for less than current amounts owed
•	Reduce expenses through consolidating or disposing of certain subsidiary companies

•	Convert certain debt into shares of the Company’s common stock
•	Implement a major marketing campaign to increase the demand for our broadband and wireless services

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the Company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 – Subsequent Events

On November 2, 2009 Juniper Group, Inc. (the “Company”) received a letter labeled as a default notice regarding its Callable Notes on behalf of the NIR Group notifying the Company that it is in default on the Callable Notes.    The letter states that as a result of the defaults the holders are accelerating the repayment of the Callable Notes and demanding payment of the outstanding balances.  The Company will take no action until various issues with the holders are resolved to the Company’s satisfaction. (For more information, See Part II ITEM 1 Legal Proceeding in this filing.)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the nine month periods ended September 30, 2009. Our fiscal year end is December 31.

Company Overview

Juniper Group, Inc. is a holding company (herein after referred to as “We,” “Us,” “Our,” “Juniper” or “the Company”).  Our business is composed of two segments (1) broadband installation/wireless infrastructure services and (2) film distribution services.  Currently, film distribution services consist of a financially insignificant portion of our operations.  The Company’s headquarters are located in Boca Raton, FL and our business is conducted through several subsidiaries.

The Company’s predominant focus is on broadband installation and wireless infrastructure service.  These services are conducted through Juniper Services, Inc. (“JSI”), which is wholly owned by Juniper Entertainment, Inc. (“JEI”), a wholly owned subsidiary of the Juniper Group, Inc..

Management’s strategic focus is to support the growth of its operations by increasing revenues, managing costs and creating earnings growth.  The Company’s strategy is to seek strategic acquisitions to guarantee its growth in the broadband and wireless infrastructure business.  The Company is directing its infrastructure services and its marketing effort to a national customer base utilizing subcontractors.

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted by Tower West and Ryan Pierce both are wholly owned subsidiaries of JSI. The Company’s wireless broadband and wireless installation services are performed on a national basis. Tower West’s services are aimed at supporting the demand in the deployment and maintenance of wireless and tower systems services with leading telecommunication companies.  Ryan Pierce’s services are aimed at providing site surveys, tower construction, microwave system and software installations for leading telecommunications companies.

Tower West’s operations primarily consist of infrastructure services for the maintenance of broadband and wireless towers and other structures.  Tower West is able leverage its abilities to perform its infrastructure services on a nationwide basis by using local subcontractors in various regions that it obtains contracts throughout the United States.  As a result of using subcontractors, Tower West should be capable of providing its services anywhere within the United States.

Our current clients include: Clearwire, , currently in process of building out nationwide mobile WIMAX network and is on track to cover over 120 million people in 80 markets by the end of 2010, BCI Communications, Inc., American Tower, Maxton Technology, and Communication Construction Group, supporting Verizon on the FTTP Path Creation (FIOS) project.  Tower West’s dynamic business protocol has added a new dimension to the Company’s overall business abilities.  We expect to utilize our new abilities to provide our wireless and broadband infrastructure services nationwide.  In some instances, our current clients maybe used as the platform for our national expansion aspirations and fuel what could be substantial future growth.

Management has or will take the following actions to improve the operating performance of its wireless infrastructure services: (1) utilize subcontractors; (2) hire new management teams and reorganize management’s responsibilities; (3) align labor costs with market conditions; (4) evaluate our geographic footprint outside Indianapolis and customer needs with customer contracts; and (5) utilize accounts receivable financing.

The Company believes the demand for broadband installation and wireless infrastructure services will increase in the wireless broadband segment during the balance of 2009 and beyond through the continued support of the cellular market and through a robust wireless industry.  More specifically, consumers are increasingly using more and more bandwidth on millions of wireless devices throughout the United States.  This demand is fueling the need to update existing towers or the construction of new towers that support 3G and/or 4G technologies at increasing rates.  The increased consumer demand is expected to propel the Company’s business well into the future. Consequently, the Company’s efforts are focused on being able to handle these opportunities with existing and new staff in order to meet its client’s needs utilizing subcontractors.

The Company through its marketing program is exploring new opportunities in its wireless infrastructure and broadband service business. The Company will seek to achieve a greater more diversified balance in its business base among the various competing segments of rapidly expanding wireless providers.  The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company plans to concentrate its efforts for the balance of 2009 on providing its new services to key national wireless and broadband providers on a national platform with support from its subcontractors. The Company believes that this strategy will allow the Company to grow while maintaining cost controls.  As the economic environment improves, the Company believes that its future prospects for the expansion of its services in the wireless Infrastructure segment will remain strong. Management believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Tower West and Ryan Pierce.

The opportunity for Tower West and Ryan Pierce to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by its ability to:

(i)           Financially support national agreements entered into and to finance continuing growth and fund management recruitment, certifications, training and payroll, as well as the financing of operating cash flow requirements to support subcontractor costs. This will require additional financing on a timely basis.

(ii)           To maximize capital availability for potential new services being developed by providers in the broadband and wireless market.  The Company evaluates opportunities for services to its customers based on capital investment requirements, the potential profit margin, and the customer’s payment practices.

(iii)           Focus on accounts receivable financing which may increase available cash flow. The issues that rank high on evaluating new business opportunities are the customer’s qualification to meet the accounts receivable financing requirements.

Results of Operations

Reader’s should note that the Company ceased operations of New Wave Communications, Inc. (“New Wave”) because of the alleged malicious acts of Michael and James Calderhead as more fully disclosed under Part II, Item 1. Legal Proceeds.  The Calderhead’s alleged bad acts forced Juniper to close New Wave which in turn precipitated the creation of two new operating subsidiaries: Tower West and Ryan Pierce. These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior have cause financial reverberations throughout the Company’s operations as indicated in the comparisons below.

Revenue

Gross revenues for the three and nine month periods ended September 30, 2009, were $102,451and $211,524, respectively, as compared to $127,120 and $629,113, respectively, for the same periods in 2008. The decrease in revenues for the three and nine months ended September 30, 2009 compared with the same period in 2008 of $24,669 and $417,589,respectively, or 19.4% and 66.4% is due predominantly to terminating the operations of New Wave.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross profit (loss) of $(31,366) and $20,478 for the three and nine month periods ended September 30, 2009, compared to gross profit (loss) of $62,524 and $(14,844) for the comparable periods in the year 2008. The loss of $31,366 for the three months ended September 30, 2009 was a result of an increase in operating costs from $64,596 for the three months ended September 30, 2008 to $133,817 for the comparable period in 2009.

The gross profit of $20,478 for the nine months ended September 20, 2009 was due to a decrease in operating costs.  The operating cost were $643,957 for the nine months ended September 30, 2008 compared to operating costs of $191,046 in the comparable period in 2009 or a decrease of $452,911.  The decrease in operating expenses was primarily due to terminating the operations of New Wave.

Net Income (Loss)

Juniper recorded net income of $6,624,616 and $43,795,805 for the three and nine month periods ended September 30, 2009, as compared to net losses of $53,792,716 and $56,678,141 for the comparable periods in 2008. The gain for the three and nine months ended September 30, 2009 was primarily attributable to gains on the adjustment of derivative and warrant liabilities of $7,100,560 and $45,528,116 compared to losses on the adjustment of derivative and warrant liabilities of $53,248,145 and $54,733,270 for the same periods in 2008.

The gain on the adjustment of derivative and warrant liability was the result of the change in the fair market value of the Company’s common stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, such as the price of its stock.

Juniper may not operate at a profit through fiscal 2009.  Juniper's revenues are tied to its ability to obtain additional wireless and broadband infrastructure construction contracts.  Juniper is entering new markets and expects to obtain additional contracts prior to the end of 2009.  Nonetheless, management does not anticipate generating sufficient revenues from new contracts such that Juniper will have operating profits by December 31, 2009. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three and nine month periods ended September 30, 2009, were $244,425 and $807,509, respectively, compared to $321,757 and $1,184,495, respectively, for the same periods in 2008. The decrease in three month expenses of $77,332, or 24.0% and the decrease in the nine month expenses of $376,986, or 31.8%, was due primarily to the cessation of operations of New Wave.

Interest expense for the three and nine month periods ended September 30, 2009, was $119,639 and $339,715, respectively, compared to $95,689 and $210,404, respectively, for the same periods in 2008.
The increase in three month interest expense of $23,950, or 25.0%, and the increase in the nine month interest expense of $129,311, or 61.5%, was primarily the result of the increase in debt incurred by the Company in order to meet its cash requirements.

Capital Resources and Liquidity

On September 30, 2009, Juniper had current assets of $209,313 compared to current assets of $24,582 at December 31, 2008 and a working capital deficit of $4,717,885 at September 30, 2009, as compared to a working capital deficit of $3,853,048 at December 31, 2008. The increase in the working capital deficit of $864,837 is due primarily to increases in accounts payable and accrued expenses and an increase in the current portion of notes payable.

Net cash used in operating activities for the nine months ended September 30, 2009 was $534,305 compared to $219,775 for the nine months ended September 30, 2008. The increase of $314,530 in cash used in operating activities was primarily attributable to the expansion of the Company’s broadband installation and wireless infrastructure services business in 2009.

Cash provided by financing activities for the nine months ended September 30, 2009 was $557,569 as compared to $300,962 for the comparable period in 2008. The increase of $226,607 was due the Company’s expanding business and operating requirements in 2009.

Juniper has substantial cash needs in order to fund operations, meet debt service and make capital expenditures necessary to support additional wireless and broadband infrastructure construction contracts.  In order to cover these requirements, the Company will need to enter into additional financings and issue shares of its preferred or common stock as payment for services rendered or as satisfaction for various convertible debts

Financing

The Company entered into numerous Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of common stock at a discount of 65% based upon the average of the three lowest intraday trading prices for the common stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to 12% and/or 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes, NIR Group also received warrants to purchase a total of 500,300 shares of common stock of the Company.  The warrants have various exercise prices and expire on dates through December 2015 (See footnote 6 for a schedule with more detail on the warrants exercise dates and prices). On January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes.  The total principal outstanding relating to all of the NIR Groups’ Callable Notes at September 30, 2009 was $2,491,345.

In addition, the conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Secured Convertible Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, NIR Group may have a security interest in substantially all of our assets and registration rights.  NIR Group contends that the Company is default as of June 2009.  See legal proceedings below for more information.

On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one time charge on the effective date of the notes and is equal to $99,000 on each note. The Company has received $120,000 toward satisfaction of the Secured & Collateralized Promissory Note from JMJ as of September 30, 2009. The Convertible Promissory Note is convertible into the voting common stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding voting common stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepayment the note unless approved by JMJ.

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC (“Redwood”).  The note bears interest at 10% and is convertible into common stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the note, The Company may prepay the note in whole or in part at 125% of the amount prepaid. The Redwood note is classified as a Callable Note in the accompanying condensed consolidated balance sheet.

During 2009, the Company converted approximately $296,000 of loans and advances received from various parities into Convertible Notes. The Convertible Notes mature three years from the effective date with an interest rate of 14% per annum.

Due to the indeterminate number of shares of common stock which may be issued under the conversion feature of the Callable Notes.  These conversion features pose a significant risk for substantial dilution.

A portion of our debt is personally guaranteed by the Company’s Chairman of the Board and Chief Executive Officer.  Further changes to these guarantees may affect the financing capacity of the Company.

Forward Looking Statements

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized.  Statements contained in this document, as well as some statements by the Company in periodic press releases and oral statements of Company officials during presentations about the Company constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act).  The words “expect,”  “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, it directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this report are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. Such factors include:

•the continued historical lack of profitable operations;
•the continued working capital deficit;
•the ongoing need to raise additional capital to fund operations and growth on a timely basis;
•the success of the expansion into the broadband installation and wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;

• the Company’s revenue is mostly derived from a selected number of customers;
• the ability to develop long-lasting relationships with customers and attract new customers;
• the competitive environment within the industries in which the Company operates;
• the ability to attract and retain qualified personnel, particularly the Company’s CEO;
• the effect on its financial condition resulting from delays in payments received from third parties;
• the ability to manage a new business with limited management;
• the rapid technological changes in the industry; and
• other factors set forth in our other filings with the Securities and Exchange Commission.

Seasonality

The provision of services for broadband installation and wireless infrastructure deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results. Inclement weather may lower the demand for our services in the winter months, as well as other times of the year. Furthermore, the weather can delay our crews ability to perform services.  Natural catastrophes, such as the recent hurricanes in the United States, could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods. However, these natural catastrophes historically have generated additional revenue subsequent to the event.

Inflation

We believe that inflation has generally not had a material impact on our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Since the filing of Juniper's Form 10-K for the period ended December 31, 2008 and its 10-Q for the period ended June 30, 2009, no material changes have occurred to the legal proceedings reported therein. For more information, please see Juniper's Form 10-K for the year ended December 31, 2008 filed May 15, 2009 and its Form 10-Q for the quarter ended June 30, 2009.

The litigation involving Michael and James Calderhead is disclosed below because of the alleged significant damage that their actions have caused the Company.  The Calderheads’ bad acts forced Juniper to close New Wave Communications, Inc. which in turn precipitated the creation of new operating subsidiaries, Tower West and Ryan Pierce, in the wireless and broadband infrastructure construction services business.  These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior have cause financial reverberations throughout the Company’s operations as noted in the Part I, Item 2.  Management’s Discussion and Analysis.

 Juniper Group, Inc. v. Michael and James Calderhead.  On June 15, 2007, the Company, through its subsidiaries, commenced a lawsuit against Michael Calderhead and James Calderhead (the “Calderheads”) former employees, in the United States District Court for the Eastern District of New York

(Case No. 07-CV-2413).  The complaint asserts claims against the Calderheads for breaches of a stock exchange agreement, breaches of an employment agreement, and breaches of fiduciary duties owed to Juniper and its wholly-owned subsidiary New Wave Communications, Inc. (“New Wave”).  Juniper alleges the Calderheads committed serious, material breaches of their agreements with Juniper.  Indeed, almost immediately after Juniper’s acquisition of New Wave, and while still employed by Juniper and/or New Wave and bound by their agreements with Juniper, the Calderheads made preparations to form and operate a rival business to compete with Juniper and New Wave.

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

In late 2006 and early 2007, New Wave’s business suddenly, and substantially, declined.  Contracts were lost, customer and vendor relationships were ended, and new business opportunities were not pursued.   New Wave alleged and believes that some former customers of Juniper and New Wave were transferred to CII during this period, and believes that discovery will establish that the Calderheads were involved in soliciting business for CII and soliciting New Wave’s customers and employees were essentially stolen from New Wave.

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

On Tuesday, May 22, 2007, Juniper terminated James Calderhead for cause.  Some, although not all, of the grounds for James Calderhead’s termination are set forth above and in a termination letter.

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

The Company is vigorously prosecuting the claims asserted against the Calderheads and is vigorously defending the counterclaims asserted by the Calderheads.  The outcome of this litigation may materially affect the Company.

Potential Litigation

On June 30, 2009 AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC,(collectively referred to as the “NIR Group”) sent a notice of default to the Company. The Company disputes NIR Group’s default notice.

On November 2, 2009 the Company received a letter labeled as a “Default Notice of Callable Secured Convertible Notes” from AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC.   The letter states that as a result of the alleged defaults, the holders are accelerating the notes and demands payment of the outstanding balances.   The NIR Group did not specify the amounts which they claim should be accelerated, or their basis for the default. The Company intends to take no action until various issues with the NIR Group are resolved to the Company’s satisfaction.

ITEM 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2008.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

On July 16, 2009, the Company issued 31,000,000 shares of it Series E Preferred Stock to Vlado P. Hreljanovic pursuant to a Settlement Agreement and Release which partially satisfied back pay in the amount of $31,000.  The issuance of the Series E Preferred Stock allowed Mr. Hreljanovic to maintain voting control of the Company.

On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one time charge on the effective date of the notes and is equal to $99,000 on each note. The Company has received $120,000 toward satisfaction of the Secured & Collateralized Promissory Note from JMJ as of September 30, 2009. The Convertible Promissory Note is convertible into the voting common stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding voting common stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepayment the note unless approved by JMJ.

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC (“Redwood”).  The note bears interest at 10% and is convertible into common stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the note, The Company may prepay the note in whole or in part at 125% of the amount prepaid.

During 2009, the Company converted approximately $296,000 of loans and advances received from various parities into Convertible Notes. The Convertible Notes mature three years from the effective date with an interest rate of 14% per annum.

The Company approved the conversion of Callable Notes, conversion of Series B Preferred Stock, and satisfaction of certain convertible liabilities (collectively referred to as the “Convertible Securities”) into unrestricted shares of common stock pursuant to the provisions of Rule 144(b)(1).  The Convertible Securities were originally issued under 4(2) as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  A total of 19,954,219 shares of unrestricted stock have been issued during the nine months ended September 30, 2009 in exchange for satisfaction of $654,980 in Convertible Securities conversions. The conversions were taken in response to the request of the holders of the Convertible Securities and upon satisfactory compliance with the provisions of Rule 144 and its provisions as set forth above.

We relied on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sale of the Convertible Notes and warrants to investors and the issue of shares upon conversion of convertible notes, debentures and preferred stock. We believe that we have complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

ITEM  3. Defaults upon Senior Securities

On June 30, 2009 AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC,(collectively referred to as the “NIR Group”) sent a notice of default to the Company. The Company disputes NIR Group’s default notice.

On November 2, 2009 the Company received a letter labeled as a “Default Notice of Callable Secured Convertible Notes” from AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC.   The letter states that as a result of the alleged defaults, the holders are accelerating the notes and demands payment of the outstanding balances.  The NIR Group did not specify the amounts which they claim should be accelerated, or their basis for the default.  The total of all NIR Group notes that may be deemed in default as of November 2, 2009 is $2,491,345.  The Company intends to take no action until various issues with the NIR Group are resolved to the Company’s satisfaction.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.  However, the Company furnished a Schedule 14(c) Information Statement is furnished to the stockholders of in  lieu of a special meeting, of the holders of a majority of our common stock authorizing the board of directors of Juniper to: (i) an  increase  in the number of authorized shares of the common stock of Juniper from 5 billion shares to 10 billion  shares,  (ii) a reverse stock split of the issued and outstanding shares of common stock on a basis of up to 1 for 500, and (iii) a decrease in the par value of the common stock from $.001 to $.0001.

On July 10, 2009, Juniper obtained the approval of the Actions by written consent of stockholders that are the record owners of 861,600,000 shares of common stock and 37,741,897 shares of our voting preferred stock which represent an aggregate of 4,203,856,910 votes or approximately 50.41% of the voting power as of July 10, 2009.  The actions were effected by August 27, 2009.

ITEM 5. Other Information

Discuss market expansion….

ITEM 6.Exhibits And Reports On Form 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 32 of this Form 10-Q, and are incorporated herein by this reference.
(b)	Reports on Form 8-K During the period covered by this report, Juniper filed no reports on Form 8-K.

Subsequent to the end of the quarter ended September 30, 2009, Juniper has filed 1 Form 8-K reports

(1)	On November 9, 2009, the Company filed a Form 8-K reporting on the notice of default and acceleration on certain callable convertible notes with the related companies referred to as the NIR Group.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

JUNIPER GROUP, INC.

Date: November 16, 2009

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer

Index to Exhibits

Exhibit	Description

3(i)(a)	Articles of Incorporation of the Company filed with the State of Nevada on January 16, 1997 (Attached).
3(i)(b)	Amendment to Articles of Incorporation filed with the State of Nevada on August 17, 2009 increasing the authorized shares to 10 Billion shares and restating the par value to $.0001 (Attached).
3(ii)*	By-laws of the Company adopted on September 24, 2008 (incorporated herein by reference from Exhibit No. 3.2 of the Company's Form 10K as filed with the Commission on May 15, 2009).
4(i)	Certificate of Designation Series A Preferred Stock included in Articles Of Incorporation dated on January 16, 1997 (attached hereto as Exhibit 3(i)(a))
4(i)(b)*	Certificate of Designation Series B Preferred Stock (incorporated herein by reference from Exhibit 3.7 of the Company’s Form SB-2/A as filed with the Commission on May 3, 2008).
4(i)(c)	Certificate of Designation Series C Preferred Stock (attached).
4(i)(d)*	Certificate of Designation Series D Preferred Stock (incorporated herein by reference from Exhibit 4.4 of the Company’s Form 10K as filed with the Commission on May 15, 2009).
10(i)	Settlement Agreement and Release
10(i)(a)	Debenture between the Company and Redwood Management LLC for $50,000. (attached)
14(i)(a)*	Code of Ethics adopted December 31, 2008 (incorporated herein by reference from Exhibit No. 14.1 of the Company’s Form 10-K filed with the Commission on May 15, 2009).
14(i)(b)*	Finance Code of Ethics (incorporated herein by reference from Exhibit No. 14.2 of the Company’s Form 10-K filed with the Commission on May 15, 2009).
31
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

*Incorporated by reference from previous filings of the Company.