Form 10-K
JUNIPER GROUP INC
filed 2010-04-15
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
[   ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Transition Period From ______________________ To ___________________________

Commission File Number 19170

JUNIPER GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-2866771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20283 State Road 7, Suite 300 Boca Raton, Florida	33498
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 807-8990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐	Large accelerated filer	☐	☐	Accelerated filer	☐
☐	Non-accelerated filer	☐	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the approximate aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,393,180 as of June 30, 2009.

Number of shares outstanding of issuer’s Common Stock, $.0001 par value outstanding as of   April 12, 2010: 142,158,246
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2009).  None.

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

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Juniper Group, Inc. (“Juniper”) is a holding company. The terms “we”, “our”, “us”, “the Company” and “management” as used herein refers to Juniper Group, Inc. and its subsidiaries unless the context otherwise requires.

We were incorporated in the State of Nevada in 1997 and conduct our business through indirect wholly-owned subsidiaries.   Our business is predominately focused on the wireless infrastructure service industry.  These services are operated through two indirect wholly-owned subsidiaries, which are subsidiaries of Juniper Entertainment, Inc., our wholly-owned subsidiary.  In prior years we had also been active in film distribution services. Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available, at this time we are not devoting any Company resources in this area.

 Our wireless infrastructure services operations are conducted through two wholly-owned subsidiaries of Juniper Services, Inc. (“Services”) a wholly-owned subsidiary of Juniper Entertainment, Inc. Our wireless infrastructure services operations consist of wireless infrastructure services on a national basis by providing broadband connectivity services for wireless telecommunication networks.

WIRELESS INFRASTRUCTURE SERVICES:

Our wireless infrastructure services operating subsidiaries primarily focus their activities in the Eastern and Central United States, under a new business model and with new management and new staff. Our focus in 2009 has been on the rebuilding and investing in our wireless infrastructure services after certain alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for breaches of various contractual and fiduciary duties owed to the Company, resulting in a reduction in construction activity by major customers. (See Item  3 – Legal Proceedings) Our intention is to rebuild our presence in order to be able to support the increased demand in the deployment of wireless/tower system services with leading wireless telecommunication companies in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.

General Description of Wireless Telecommunication Industry and Plan of Operations

We believe that the wireless telecommunication companies are increasingly looking to reposition themselves into an all-in-one service provider bundling and utilizing the latest available technologies including the application of new technology such as third generation or fourth generation (“3G” or “4G”), onto existing networks, and the modification of existing networks. These bundled services can include email, voice, messaging services, WiFi, Wi Max, banking, interactive games, music on demand and video on demand.

There are approximately 270 million wireless subscribers in the Unites States, an increase of 30% from 2005, according to Cellular Telecommunications and Internet Association.  Text messaging has been one of the primary increases over the past several years, with over 110 billion text messages sent every month.

Rising wireless telecommunications penetration is becoming affordable and is contributing to e-commerce growth. The implications and opportunities for online advertising and marketing are extensive. Wireless customers want Internet access that is “always on” unlike dial-up connections, and has high-speed performance. The demand for the internet access and of the data services is increasing due to the growth in wireless telephone usage through the adoption of new technologies, such as those incorporated in  “3G” and  “4G”, to provide high speed enhanced capabilities. These new enhanced data capabilities have also increased the average per-customer and per-install revenues derived from wireless telecommunication customers. The result creates a driving need for adoption of new technologies. In addition, the build out of local municipal WiFi services has created a shortage of high quality infrastructure service contractors in the industry.

Leading providers of wireless high-speed access to the Internet continue to increase their investments in technology in order to offer upgrades based on “3G” and “4G”, Wi Max, WiFi and other LTE technologies, as well as new services to their existing customers and to the millions of new users.  We believe that the investment required in the implementation of service expansions will continue to motivate service providers to focus on their core competencies and outsource many aspects of their business, including construction, maintenance, and upgrading of wireless telecommunication sites, infrastructure build-out, which is the market for our services.

We believe that this trend for outsourcing in the deployment and support for wireless telecommunication customer services will continue to strengthen as the industry continues to grow. As the economic environment continues its improvement of the past year, we believe that our prospects for the expansion of its wireless telecommunication business are good and an increase in the demand for the deployment and maintenance service of tower/antenna system services are good for 2010. We believe that infrastructure build-out, technology introduction, new applications and deployment, integration and support will continue to be outsourced to qualified service providers.

The Company’s focus is to support the revenues and earnings growth of its operations by increasing its customer base and the array of services and broaden its market share to enhance revenue performance and gross profit margins.

Services’ opportunity to exploit the new wireless telecommunication infrastructure integration demand for its services and to take advantage of future wireless network build outs are limited by the following:

(i)  Financially supporting the agreements entered into, the continued growth of the business and technician recruitment, training and payroll, as well as the financing the operating cash flow requirements from expansion of its high quality technician services to the providers in order to meet the demand for its services. This will require additional financing on a timely basis.

(ii)  Maximize   the capital deployed for potential new services, by evaluating opportunities for services to customer based on capital investment requirements, the potential gross profit margin, and the customer’s past payment practices.

 (iii) Accelerating collections thereby reducing outstanding receivables and providing improved cash flow.
The Company under the new business model has devoted all of its resources and time in growing and reorganizing its operational staff.  The new business model is segregated in sales and operational divisions.  The operational divisions are in turn separated by market and each market is run by a Construction Project Manager.  In addition, we have entered into a staffing agreement whereby the staffing company provides us with additional construction crews to augment the demand in each market.  In implementing such a model, it allows management to react immediately to our customer needs.  In 2010, we will review potential acquisition candidates in compatible business that can be assimilated into our organization and provide the company with larger geographical footprint.

COMPETITION

The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other companies in most of our geographic markets in which we operate, and several of our competitors are larger companies with greater financial, technical and marketing resources than we have. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. We believe that in 2010 a significant amount of revenue will be derived from direct bidding for project work, and price will often be an important factor in the award of such business and agreements.

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

Services for wireless telecommunication infrastructure deployment have been provided by a mix of in-house service organizations and outsourced support providers. Most wireless telecommunication providers use a mix of both as sources to satisfy their customer requirements. Most contracted maintenance upgrading of wireless telecommunication services still remain in the hands of small independent contractors. We continue to believe that the present state of this fragmented industry will continue to change as smaller companies become acquired by larger companies.

We believe that the opportunity continues for significant growth in this industry. However, many of our current and potential competitors may have substantial competitive advantages including:

•	longer operating histories;
•	significantly greater financial resources;
•	more technical and marketing resources;
•	greater brand name recognition; and
•	a larger customer base.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to develop, promote and sell their services than we can. Despite our good performance versus our competitors to date, there is no assurance that our limited financial resources will allow us to take full advantage of these successes, nor that we will be able to finance major growth or acquisition opportunities.

MAJOR CUSTOMERS

In 2009, one customer, ClearWire US LLC accounted for 81% of our total revenues with the balance coming from five additional customers.  At December 31, 2009, ClearWire accounted for 98% of our accounts receivable. There can be no assurance given that ClearWire will continue as our largest customer.

EMPLOYEES

We now have 14 full time employees, including Vlado P. Hreljanovic, our principal executive officer, and 3 part-time employees.  We utilize the services of an independent staffing agency to provide labor for our wireless infrastructure construction and maintenance operations.  This allows us to manage the demand on our workflow and maintain control on our operational labor costs.  During the year the staffing personnel has fluctuated from 25 to 50 members.  Management believes that its relationship with its employees is generally satisfactory.

GOVERNMENT REGULATIONS

In connection with the installation of wiring in underground environments, the communications industry may in the future be subject to environmental regulations by various governmental authorities.  Such regulations could affect the manner in which we perform services.  However, we are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business.  There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of the business.  Although we are not directly subject to any federal, state or FCC regulations, the wireless telecommunication companies must meet certain government and federal communication requirements.

SEASONABILITY

The provision of services for wireless infrastructure deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results. Inclement weather may lower the demand for our services in the winter months, as well as other times of the year. Furthermore, the weather can delay the completion of projects already started in addition to delaying the commission of new projects. Therefore, we cannot predict that the financial results for any particular quarter will be the same for any other quarter.

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

BACKLOG

None

FILM DISTRIBUTION SERVICES

Our film distribution services have been conducted through Juniper Pictures, Inc. (“Pictures”) which  historically has been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy.  At the end of 2009, we evaluated our film library, taking into account the revenue generated in 2009 and 2008, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement.  Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available,  at this time we will not aggressively devote the resources of the Company in this area. As a result, management has determined that the film licenses remaining should be fully written off in 2009. The Company took a charge of approximately $124,000 and $28,000 in 2009 and 2008, respectively, as impairment to film licenses in the accompanying consolidated statement of operations.

Item 1A. Risk Factors:

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

AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated April 15, 2010 Liebman Goldberg & Hymowitz LLP., stated that our consolidated financial statements for the years ended December 31, 2009 and 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We have experienced net operating losses and our ability to continue as a going concern is subject to our ability to maintain and enhance our profitability.

During 2009, the Company changed its auditors to Liebman Goldberg & Hymowitz LLP from Morgenstern, Svoboda and Bear, CPA, P.C.

WE HAVE ACCUMULATED LOSSES AND ARE NOT CURRENTLY PROFITABLE.

We have incurred an accumulated deficit of approximately $47.7 million as of December 31, 2009 and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses for the foreseeable future as we continue to make significant expenditures for acquisitions, sales and marketing, infrastructure development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed expectations, we may experience reduced profitability. A large portion of our annual income (loss) is attributable to the adjustment of the derivative liability associated with the fair market value of the embedded derivatives which is based on the market price of our Common Stock.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CALLABLE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ALL OF OUR ASSETS.

During the period from December 28, 2005 through December 31, 2009 the Company entered into a series of financing arrangements involving the aggregate sale of approximately $4.5 million in principal amount of convertible debentures and warrants to purchase 500,230 shares of our Common Stock.

We have received Notices of Default relating to our Callable Secured Convertible Notes.  A default on these debt obligations could result in foreclosure on all of our assets. See Item 3 – Legal Proceedings.

The convertible debentures are due and payable, with interest, unless sooner converted into shares of our Common Stock at various dates though 2012. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon receipt of a notice of conversion from  the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our Common Stock could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period and as of the end of the last fiscal quarter the amount to repay the convertible debentures would cost an aggregate of approximately $4.0 million. We anticipate that the full amount of the convertible debentures will be converted into shares of our Common Stock in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.;  filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million. Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims.  We currently do not have the funds to repay these Notes and if we are unsuccessful in defending their claims, New Millennium et. al. could foreclose on our assets. New Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.

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

Our Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol JUNP.OB.  As of April 12, 2010 there were 142,158,246 shares of common stock outstanding, approximately all were tradable without restriction under the Securities Act.

Various industry factors could cause volatility in the market price of our shares. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by us or our competitors, government regulatory action, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our Common Stock and volatility of our stock price.

MANY OF THE INDUSTRIES WE SERVE ARE SUBJECT TO CONSOLIDATION AND RAPID TECHNOLOGICAL AND REGULATORY CHANGE, AND OUR INABILITY OR FAILURE TO ADJUST TO OUR CUSTOMERS’ CHANGING NEEDS COULD REDUCE DEMAND FOR OUR SERVICES.

We derive, and anticipate that we will continue to derive, a substantial portion of our revenues from customers in the wireless telecommunications industry. The wireless telecommunications industry is subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. New or developing technologies could displace the wireless systems used for the transmission of voice, video and data, and improvements in existing technology may allow communications providers to significantly improve their networks without physically upgrading them. Additionally, the communications industry has been characterized by a high level of consolidation that may result in the loss of one or more of our major customers.   Our success depends also on the continued trend by our customers to outsource their needs. If this trend does not continue or if our customers elect to perform the deployment services themselves, our operating results may decline.

THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE WHICH MAY REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

The telecommunications industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services we provide. There are relatively few barriers to entry into the industry in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor.

MOST OF OUR CONTRACTS DO NOT OBLIGATE OUR CUSTOMERS TO UNDERTAKE ANY WIRELESS INFRASTRUCTURE PROJECTS OR OTHER WORK WITH US.

A significant portion of our revenue is derived pursuant to master service agreements. Under these master service agreements, we contract to provide customers with individual project services, through purchase orders, within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign to us under these master service agreements could result in a decline in our revenue, profitability and liquidity.  In addition, certain of our customers are themselves construction companies and general contractors employed by providers of wireless telecommunication services.  As a result, our exposure due to the loss of a particular customer may be greater on an indirect basis than described herein.

WE MAY NOT ACCURATELY ESTIMATE THE COSTS ASSOCIATED WITH OUR SERVICES PROVIDED UNDER CONTRACTS WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

A substantial portion of our revenues in 2009 and 2008 were derived from master service agreements. Under these contracts, the customer sets the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated.

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

THE CONCENTRATION OF OUR BUSINESS AMONG LARGE CUSTOMERS COULD INCREASE CREDIT RISKS.

The concentration of a portion of our business among a number of large customers increases our potential credit risks. One or more of these customers could delay payments or default on credit extended to them. Any significant delay in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in significantly decreased earning and material and adversely affect our businesses financial condition and results of operations. Revenues derived from one major customer accounted for 81.2% of our 2009 total revenues.

THE PROVISION OF SERVICES FOR WIRELESS INFRASTRUCTURE DEPLOYMENT IS SEASONAL AND IS AFFECTED BY ADVERSE WEATHER CONDITIONS AND THE SPENDING PATTERNS OF OUR CUSTOMERS, EXPOSING US TO VARIABLE QUARTERLY RESULTS.

The provision of services for wireless infrastructure services deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing the Company to variable quarterly results. Inclement weather may lower the demand for our service in the winter months, as well as other times of the year. Furthermore, the weather can delay the completion of projects already started in addition to delaying the commission of new projects. Therefore, we cannot predict that the financial results for any particular quarter will be the same for any other quarter.

Natural catastrophes, such as the hurricanes and snowstorms, could also have a negative impact on the overall economy and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods.

OUR BUSINESS REQUIRES THE DEPLOYMENT OF SERVICE VEHICLES THROUGHOUT THE MARKETS IN WHICH WE PROVIDE SERVICES AND INCREASES IN THE COST OF FUEL COULD REDUCE OUR OPERATING MARGINS.

The price of fuel needed to operate  our service vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in fuel costs could reduce our profitability and liquidity.

WE MAY CHOOSE, OR BE REQUIRED, TO PAY OUR SUBCONTRACTORS OR STAFFING AGENCIES EVEN IF OUR CUSTOMERS DO NOT PAY, OR DELAY PAYING, US FOR THE RELATED SERVICES.

We use subcontractors or staffing agencies to perform portions of our services and to manage work flow. In some cases, we pay our subcontractors or staffing agencies before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors or staffing agencies for work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a decrease in profitability and liquidity.

OUR CUSTOMERS ARE OFTEN LARGE COMPANIES THAT HAVE SUPERIOR BARGAINING STRENGTH

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

THE DEVELOPMENT AND INSTALLATION OF WIRELESS INFRASTRUCTURE SERVICES REQUIRES UNDERGROUND WORK, WHICH REQUIRES COMPLIANCE WITH ENVIRONMENTAL LAWS AND OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS COULD RESULT IN SIGNIFICANT LIABILITIES.

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

MANY OF OUR WIRELESS TELECOMMUNICATIONS CUSTOMERS ARE HIGHLY REGULATED AND THE ADDITION OF NEW REGULATIONS OR CHANGES TO EXISTING REGULATIONS MAY ADVERSELY IMPACT THEIR DEMAND FOR OUR SPECIALTY CONTRACTING SERVICES AND THE PROFITABILITY OF THOSE SERVICES.

Many of our wireless telecommunications customers are regulated by the Federal Communications Commission. The FCC may interpret the application of its regulations to telecommunication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide, then demand for our specialty contracting services may be reduced.

THE CURRENT AND CONTINUED GROWTH OF OUR OPERATIONS IS CONTINGENT ON OUR ABILITY TO RECRUIT EMPLOYEES.

In the event we are able to obtain necessary funding, we expect to experience significant growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

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

Telecommunications carriers are constantly re-evaluating their network deployment plans in response to trends in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technology, increasing pricing competition for subscribers and general economic conditions in the United States.  If the rate of network deployment slows and carriers reduce their capital investment in wireless infrastructure build-outs or fail to expand into new geographic areas, our business may be significantly harmed.  The uncertainty associated with rapidly changing telecommunications technology may also negatively impact the rate of deployment of wireless networks and the demand for our services.  Telecommunications services providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities.   If telecommunications services providers perceive that the rate of acceptance of the next generation telecommunications product will grow more slowly than previously expected, they may, as a result, slow their development of the next generation technologies.  Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment.  Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

THE DEPARTURE OF KEY PERSONNEL COULD DISRUPT OUR BUSINESS, AND FEW OF OUR KEY PERSONNEL ARE CONTRACTUALLY OBLIGATED TO STAY WITH US.

We depend on the continued efforts of our officers and senior management. This includes director of operations, director of business development, and construction project managers.  The loss of key personnel or the inability to hire and retain qualified employees could adversely affect our business, financial condition and results of operations.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND REQUIRE SIGNIFICANT MANAGEMENT TIME AND ATTENTION.

As a public company we are subject the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act. The requirements of the rules and regulations have increased, and may further increase in the future, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on our systems and resources.  The Securities Exchange Act of 1934 requires, among other things, that we file annual, quarterly and other periodic reports with respect to our business and financial conditions.  The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosures controls and procedures, and internal controls over financial reporting.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.  These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors and qualified member of our management team.

WE SHALL BE REQUIRED TO SEEK ADDITIONAL MEANS OF FINANCING.

During the period from December 28, 2005 through December 31, 2009 the Company entered into a series of financing arrangements involving the sale of an approximately of $3.7 million in principal amount of Convertible Debentures. In addition, during 2009, the Company issued approximately $784,000 in principal amounts of convertible debentures in exchange for cash proceeds, goods and services and $145,000 in proceeds from the payment related to a note receivable. There can be no assurance that we will generate adequate revenues from operations to finance operations and the failure to generate sufficient operating revenues would have an adverse impact on our financial position and results of operations and our ability to continue as a going concern. Our future operating and capital requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

SERVICES FOR WIRELESS INFRASTRUCTURE SERVICE DEPLOYMENT ARE PROVIDED BY BOTH IN-HOUSE SERVICE ORGANIZATIONS AND OUTSOURCED SUPPORT PROVIDERS AND MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

Many of our current and potential competitors may have substantial competitive advantages relative to us, including:

•	longer operating histories;
•	significantly greater financial resources;

•	greater technical and marketing resources;
•	greater brand name recognition; and

•	a larger existing customer bases.

These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to develop, promote and sell their services than we can.

If we are unable to identify and complete future acquisitions, we may be unable to continue to grow our business.  The Company may not be able to identify and complete potential acquisition candidates.  If we do identify potential acquisition candidates, there is no assurance that we will be able to acquire such candidates on appropriate terms.

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENTS:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of April 12, 2010 we had 142,158,246 shares of Common Stock issued and outstanding and various convertible debentures outstanding or an obligation to issue convertible debentures that may be converted into an estimated 893,818,779 shares of Common Stock at current market prices. In addition, the number of shares of Common Stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants and options, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock. In addition to the foregoing shares, we currently have 25,357 shares of 12% Non-voting  Convertible  Redeemable Preferred Stock outstanding,  106,667 shares of Series B Voting Convertible Redeemable Preferred Stock outstanding, and 300,000 shares of Series C Voting Convertible Redeemable Preferred Stock outstanding, which are not currently convertible into shares of Common Stock, however, if these shares were convertible, based on the current market price, the outstanding convertible preferred stock would be convertible into approximately 321,740,000 shares of our Common Stock.

Our obligation to issue shares of our Common Stock upon conversion of our Convertible Debentures and preferred stock is essentially limitless.  As such we may not have sufficient shares of authorized Common Stock to convert all of the outstanding Convertible Debentures and preferred stock.  This could affect our ability to raise additional funds.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The convertible debentures are convertible into shares of our Common Stock at discounts to the trading price of the Common Stock prior to the conversion ranging from 40% to 72%. The significant downward pressure on the price of the Common Stock as the selling stockholder converts and sells material amounts of Common Stock could encourage short sales by third party investors.

These sales could place further downward pressure on the price of the Common Stock. The selling stockholder could sell Common Stock into the market in anticipation of covering the short sale by converting their securities, which could cause further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the Common Stock

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares of Common Stock upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures if such conversion or exercise would cause them to own more than 4.99% of our outstanding Common Stock, this restriction does not prevent the selling stockholders from converting some of their holdings, selling those shares and then converting the rest of their holdings. In this way, the selling stockholders could convert and sell their holdings while never owning more than 4.99% of our Common Stock at any one time. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

IN ORDER TO OBTAIN ADDITIONAL FINANCING UNDER THE SECURITIES PURCHASE AGREEMENTS, WE WILL NEED TO SATISFY CERTAIN CLOSING CONDITIONS AND IF THEY ARE NOT SATISFIED AND WE DO NOT OBTAIN THE ADDITIONAL FINANCING, WE WILL HAVE TO REDUCE STAFF AND CURTAIL OUR OPERATIONS.

Pursuant to the terms of the Securities Purchase Agreements, if we were able to raise additional financing from another source, we would need to satisfy certain terms and conditions as stipulated in the Securities Purchase Agreements.  In the event that the terms and conditions are not satisfied, we may not be able to obtain additional financing from another source. There is no assurance that we will be successful in obtaining additional financing and meeting the terms and conditions.  If additional financing is not available or is not available on acceptable terms or if we are unable to meet the terms and conditions in the Securities Purchase Agreements, we may need to reduce staff and curtail our operations.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 20283 State Road, Suite 300, Boca Raton, Florida 33498. Our lease in Boca Raton is on month to month basis, with current rent of $200 per month, and we have a subsidiary office at 60 Cutter Mill Road, Suite 611, Great Neck, New York 11021 (consisting of 1,650 square feet of offices), that is subleased for a monthly rent of approximately $5,400. By the terms of the sublease, the rent will be adjusted to match the master lease for the space.  This space is subleased from an entity owned 100% by Mr. Hreljanovic the CEO of the Company.  The sublease for the space is coterminous with the lease and expires on November 30, 2016.

Item 3. Legal Proceedings.

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Since the filing of Juniper's Form 10-K for the period ended December 31, 2008 and its 10-Q for the period ended September 30, 2009, no material changes have occurred to the legal proceedings reported therein. For more information, please see Juniper's Form 10-K for the year ended December 31, 2008 filed May 15, 2009 and its Form 10-Q for the quarter ended September 30, 2009.

The litigation involving Michael and James Calderhead is disclosed below because of the alleged significant damage that their actions have caused the Company.  The Calderheads’ bad acts forced Juniper to close New Wave Communications, Inc. which in turn precipitated the creation of new operating subsidiaries, Tower West and Ryan Pierce, in the wireless and broadband infrastructure construction services business.  These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior has caused financial reverberations throughout the Company’s operations as noted in the Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In February 2006, a mere two months after Juniper’s acquisition of New Wave, the Calderheads met with possible financiers to discuss incorporating a new company that would compete with New Wave and Juniper.  Juniper alleges that the meeting involved at least James Calderhead, an executive and President of New Wave; Michael Calderhead, a New Wave Chief Operating Officers; another New Wave executive who had worked with Michael Calderhead prior to the Juniper acquisition; and a local businessman in Franklin, Indiana, and the owner of several businesses.

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

On May 8, 2008, U.S. District Court Eastern District of NY Index No. 08 Civ. 1900.   Alan Andrus filed an action against Juniper Group, Inc. in the United States District Court for the Eastern District of New York. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.
In Re New Wave Communications, Inc. a Chapter 11 Bankruptcy petition was filed on November 7, 2008 in the U.S. Bankruptcy Court for the Southern District of Indiana (Indianapolis) and assigned case #08-13975-JKC-11.  The petition was voluntarily dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.
Potential Litigation

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”) sent a notice of default to the Company. The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim.

Item 4. Submission of Matters to a Vote of Security Holders.

Removed and reserved.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices, Number of Shareholders and Dividends

The Company’s Common Stock trades on the OTCBB under the symbol JUNP. The following constitutes the high and low sales prices for the Common Stock as reported by OTCBB for each of the quarters of 2009 and 2008, respectively.

Year Ended December 31, 2009	High	Low
First Quarter	$.800	$.100
Second Quarter	$.400	$.100
Third Quarter	$.250	$.020
Fourth Quarter	$.092	$.013

Year Ended December 31, 2008
First Quarter	$340.000	$30.000
Second Quarter	$50.000	$10.000
Third Quarter	$25.000	$.400
Fourth Quarter	$1.600	$.100

The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, after giving effect to  the one for five hundred reverse stock split on July 10, 2009 and the one for two hundred reverse stock split on July 18, 2008.

The Company's 12% Convertible Redeemable Preferred Stock ("Preferred Stock") is traded on the OTCBB.

As of April 12, 2010 there were 313 holders of record of Juniper Group, Inc. Common Stock.

Convertible Preferred Stock

The Articles of Incorporation of the Company, as amended, authorizes the issuance of 500,000,000 shares of preferred stock: including 25,357 shares of 12% non-voting convertible redeemable preferred stock at $0.10 par value per share.  Such shares upon issuance will be subject to the limitations contained in the Articles of Incorporation and any limitations prescribed by law to establish and designate any such series and to fix the number of shares and the relative rights, voting rights and terms of redemption and liquidation preferences. In 2006, 135,000 shares of the preferred stock were allocated to the Series B Preferred Stock and 300,000 shares of the preferred stock was allocated to the Series C Preferred Stock.

On February 5, 2007, the Board of Directors unanimously authorized 6,500,000 shares of Series D Preferred Stock.  In addition, on July 7, 2009 the Board of Directors unanimously authorized the issuance of 100,000,000 shares of Non-Convertible Series E Preferred Stock.

(1) 12% CONVERTIBLE NON -VOTING PREFERRED STOCK

The Company's 12% non-voting convertible redeemable preferred stock (“Preferred Stock”) entitles the holder to annual dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per share, or $.24 per share, payable quarterly on March 1, June 1, September 1, December 1 in cash or Common Stock of the Company having an equivalent fair market value. As of December 31, 2009, 25,357 shares of the Preferred Stock were outstanding.

On February 2, 2009, the Board of Directors authorized the issuance of shares of the Company’s Common Stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued Preferred Stock dividends. Accrued and unpaid dividends at December 31, 2009, were $47,154. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

The Company’s Preferred Stock is redeemable, at the option of the Company, at any time on not less than 30 days’ written or published notice to the record holders of the Company’s Preferred Stock, at a price of $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock.  As adjusted, the aggregate outstanding shares of Preferred Stock are currently convertible into a total of fifteen shares of Common Stock.

 (2) SERIES B VOTING CONVERTIBLE PREFERRED STOCK

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share.  The holders of the Series B Preferred Stock have the right to convert the Series B Preferred Stock into share of the Company’s Common Stock by dividing the Liquidation Preference ($20 per share) by the Conversion Price, which is equal to the weighted average price of the Common Stock as reported by Bloomberg during the ten (10) consecutive trading days prior to the conversion date. Holders of the Series B Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, and not as a separate class, on a 30 votes per share basis on all matters presented to the holders of the Common Stock. The foregoing holders were existing investors before they did the exchange. As of December 31, 2009 there were 106,667 shares of Series B Preferred Stock outstanding.

(3) SERIES C VOTING CONVERTIBLE PREFERRED STOCK

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock (“Series C Preferred Stock”) on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company has  more than 500 stockholders; (v) the Company has  annual revenue of at least $4,000,000; (vi) the Company has at least $100,000 of  EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, and not as a separate class, on a 30 votes per share basis ), on all matters presented to the holders of the Common Stock.  On February 14, 2008 the Company issued 220,000 shares of Series C Preferred Stock to its President.  As of December 31, 2009 there were 300,000 shares of Series C Preferred Stock outstanding.

(4) NON-CONVERTIBLE SERIES D VOTING PREFERRED STOCK

The Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock (“Series D Preferred Stock”) on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, and not as a separate class, on a 60-votes-per-share basis on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 6,500,000 shares Series D Preferred Stock to its President, all of which were outstanding at December 31, 2009.

(5) NON-CONVERTIBLE SERIES E VOTING PREFERRED STOCK

On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Non-Convertible Preferred Stock (Series E Preferred Stock”), par value $.001.  The Company filed a Certificate of Designation of Series E Preferred Stock on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s Common Stock, and not as a separate class, on a 95-votes-per-share basis, on all matters presented to the holders of the Common Stock.  The shares of the Series E Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock to its President, all of which was outstanding at December 31, 2009.

According to the Company’s Articles of Incorporation, as amended, 500,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2009, 106,960,357 have been designated for the Company’s five classes of preferred stock.

We have approximately 313 shareholders of record and an unknown number that hold shares in street name.

No dividends have been declared since December 31, 2009. We presently intend to retain all earnings to fund the development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of Common Stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders, except as set forth in Item 13. Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements.

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	N/A

Equity compensation plans not approved by security holders	15,000,000(1)	(1)	15,000,000
Total	15,000,000	(1)	15,000,000

(1) On December 25, 2009 we adopted the 2010 Stock Benefit Plan of Juniper Group, Inc. which provides for the issuance of 15,000,000 shares of Common Stock.  The exercise price of these Options shall be established by the Plan Administrators, which may be amended from time to time as the Plan Administrators may determine. None of the shares issuable pursuant to this plan have been issued.

On December 19, 2008, we adopted the 2009-1 Stock Award plan that provides for the issuance of 80,000 shares of Common Stock, after giving effect to the one for 500 reverse stock split on August 27, 2009. All 80,000 shares were issued during the first quarter of 2009 for legal services valued at $32,000.  Accordingly, there are no shares available for future issuance under the 2009-1 Stock Award Plan.

Recent Sales of Unregistered Securities

In fiscal 2009 we issued 19,983,079 shares of Common Stock in connection with the conversion of Convertible Debentures held by various investors as follows:

Period	Shares Issued	Convertible Debt Converted
Quarter ending March 31, 2009	750,336	$82,287
Quarter ending June 30, 2009	2,384,676	$106,163
Quarter ending September 30, 2009	131,067	$10,072
Quarter ending December 31, 2009	16,717,000	$110,438
Total	19,983,079	$308,960

We also issued approximately $1.9 million of Convertible Debentures to various investors in 2009. These Convertible Debentures were issued at various interest rates ranging from 7% to 14%, with terms of 3 to 4 years and are convertible into Common Stock at discount rates ranging from 40% to 65% of the fair market value of our Common Stock at the time of conversion. Item 13 - Certain Relationships and Related Transactions and Director Independence.

On July 16, 2009, the Company issued 31,000,000 shares of it Series E Preferred Stock to Vlado P. Hreljanovic pursuant to a Settlement Agreement and Release in partial satisfaction of accrued compensation in the amount of $31,000.  The issuance of the Series E Preferred Stock allowed Mr. Hreljanovic to maintain voting control of the Company. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since they agreed to, and received, shares bearing a legend stating that such notes are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. The Company has received $145,000 toward satisfaction of the Secured & Collateralized Promissory Note from JMJ as of December 31, 2009.  The Convertible Promissory Note is convertible into Common Stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding Common Stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

In August 2009 and October 2009 the Company entered into convertible notes in the amount of $50,000 and $12,500, respectively, with Redwood Management LLC (“Redwood”).  The notes bear interest at 10% and are convertible into Common Stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the note the Company may prepay the note in whole or in part at 125% of the amount prepaid.

The Company approved the conversion of convertible debentures, conversion of Series B Preferred Stock, and satisfaction of certain convertible liabilities (collectively referred to as the “Convertible Securities”) into unrestricted shares of Common Stock pursuant to the provisions of Rule 144(b)(1).  The Convertible Securities were originally issued under 4(2) as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  A total of 80,634,997 shares of unrestricted Common Stock were issued during the year ended December 31, 2009 in exchange for the conversion of $308,960   convertible debentures. The conversions were at the request of the holders of certain convertible debentures and upon satisfactory compliance with the provisions of Rule 144 and its provisions as set forth above.

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

Dividend Policy

We have not paid dividends on our Common Stock in the past nor do we anticipate doing so in the foreseeable future.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included herein, and the consolidated financial statements included in this Form 10-K which include forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, it directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this report are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially. These factors include:

•	continued historical lack of profitable operations;
•	working capital deficit;
•	the ongoing need to raise additional capital to fund operations and growth on a timely basis;
•	the success of the expansion into the broadband installation and wireless infrastructure services
•	the ability to provide adequate working capital required for this expansion and dependence thereon;
•	most of the Company’s revenue is derived from a selected number of customers;
•	the ability to develop long-lasting relationships with our customers and attract new customers;
•	the competitive environment within the industries in which the Company operates;
•	the ability to attract and retain qualified personnel, particularly the Company’s CEO ;
•	the effect on our financial condition of delays in payments received from third parties;
•	the ability to manage a new business with limited management;
•	rapid technological changes; and
•	other factors set forth in our other filings with the Securities and Exchange Commission.

Overview

Juniper Group, Inc. (the “Company”) is a holding company and its 2009 business has been composed of predominately one segment - the wireless infrastructure services business. The Company’s operates from its Boca Raton, FL office and conducts its business indirectly through its wholly-owned subsidiaries.

The Company’s current operating focus is though the wireless infrastructure services in supporting the growth of its operations by increasing revenue and managing costs. These services are conducted through Juniper Services, Inc. (“Services”), which is a wholly owned subsidiary, of Juniper Entertainment, Inc (“JEI“), which is a wholly owned subsidiary of the Company.

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Conditions

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial conditions:

ASC 815-10 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible notes payable (included in liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 31, 2009, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $49.0 million for the year ended December 31, 2009 and an unrealized loss for the year ended December 31, 2008 of approximately 52.1 million.

We reserve against receivables from customers whenever it is determined that there may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to us. There is no assurance that we will be successful in obtaining additional financing for these efforts, nor can it be assured that our services will continue to be provided successfully, or that customer demand for our services will continue to be strong despite anticipated customer workloads through 2010.

Results of Operations for Year Ended December 31, 2009 vs. December 31, 2008

Executive Overview of Financial Results

The Company is currently utilizing its resources to build the wireless infrastructure services business, and has not devoted any resources toward the promotion and solicitation of its film licenses in 2009.  Our wireless infrastructure services operating subsidiaries primarily focus their activities in the Eastern and Central United States, under a new business model and with new management and new staff. Our focus in 2009 has been on the rebuilding and investing in our wireless infrastructure services after certain alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for breaches of various contractual and fiduciary duties owed to the Company, resulting in a reduction in construction activity by major customers. (See Item  3 – Legal Proceedings) Our intention is to rebuild our presence in order to be able to support the increased demand in the deployment of wireless/tower system services with leading wireless telecommunication companies in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.

Revenues

The wireless infrastructure services recognized revenue of approximately $1,070,000 for the year ended December 31, 2009 compared to approximately $625,000 for the year ended December 31, 2008, an increase of approximately $445,000, or 71.2%. The increase in revenue was predominantly attributable to increase in wireless infrastructure service business derived in 2009 under the new business model and the termination of New Wave business in late 2008.

The increase in revenue for the year ended December 31, 2009 was largely attributed to revenue derived from one customer.

Operating Costs

The wireless infrastructure services business incurred operating costs of approximately $918,000 (86.0% of revenue) for the year ended December 31, 2009, compared to approximately  $397,000 (63.4% of revenue) for the year ended December 31, 2008, an increase as a percentage of revenue of 22.6%.

Gross Profit

The Company’s gross profit margin for the year ended December 31, 2009 was approximately $149,000, or 14.0% of revenue, compared to approximately $229,000, or 36.1% of revenue for the year ended December 31, 2008. The decrease in gross profit margin is due to our using a staffing agency in 2009 to provide the labor for our wireless infrastructure business resulting in service fees paid to the agency for providing labor and processing the related payroll, and   our expansion into the Eastern and Central United States resulted in an increase in fuel, travel and lodging costs related to our field operations.

Operating Expense

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2009 was approximately $1.489 million as compared to$1.548 million for the year ended December 31, 2008.  This represents a decrease of approximately $59,000, or 3.8%. Selling, general and administrative expenses consist primarily of employee compensation, travel and entertainment, legal, accounting and consulting fees and ordinary and customary office expenses. The increase in 2009 versus 2008 is primarily due to an increase in legal fees incurred relating to the ongoing litigation.

Revaluation of Film Licenses

At the end of 2009 and 2008, we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available,  at this time we will not aggressively devote the resources of the Company in this area. As a result, management has determined that the film licenses remaining should be fully written off in 2009. The Company took a charge of approximately $124,000 and $28,000 in 2009 and 2008, respectively, as impairment to film licenses.

Other Income

Other income (expense) increased from an aggregate loss of $53.6 million to an aggregate gain of $47.0 million.  The principal reason for this increase was due to a gain of approximately $49.0 million in the adjustment to derivative and warrant liabilities to fair market value for the year ended December 31, 2009 versus a loss of approximately $52.1 million for the year ended December 31, 2008. This increase of approximately of approximately $101.1 million is a result of a decrease in the fair market value of the Company’s Common Stock, which is a key element in the calculation of the derivative and warrant liabilities.  Interest expense and amortization of debt discount were approximately $475,000 and $1.4 million, respectively, in 2009 as compared to $314,000 and $965,000, respectively, in 2008. The increase in both interest expense and the amortization of debt discount is a result of an increase in borrowings.

Net Income (Loss)

Net income (loss) available to common stockholders was approximately $45.7 million, or $2.23 per share on a fully diluted basis for the year ended December 31, 2009 as compared with a net loss of approximately $55.0 million, or $461.63 per share on a fully diluted basis for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had a working capital deficit of approximately $5.3 million as compared to a working capital deficit of approximately $3.9 million at December 31, 2008. The ratio of current assets to current liabilities was 1:.11 at December 31, 2009 versus 1:.006 at December 31, 2008. Cash used for operations during 2009 was approximately $574,000.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. Net cash provided by financing activities was $781,000 in 2009. The Company raised approximately $757,000 through the sale of Convertible Debentures, received proceeds of approximately $145,000 relating to a note receivable and repaid borrowings of approximately $121,000. Capital purchases totaled approximately $120,000.  Among the obligations that the Company has not had sufficient cash to pay include certain payroll, payroll taxes and the funding of its subsidiary operations. Certain employees, creditors and consultants have agreed, from time to time, to receive the Company’s Common Stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service and has entered into payment plans with both the New York State Department of Finance and Internal Revenue Service.

The fact that the Company continued to sustain losses in 2009, had negative working capital at December 31, 2009 and still requires additional sources of outside case to sustain operations, continues to increase the uncertainty about the Company’s ability to continue as a going concern.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2010. In addition, any event of default such as our failure to repay the principal or interest on our Convertible Debentures when due, our failure to issue shares of Common Stock upon conversion by the holder, or the breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Convertible Debentures will be converted into shares of our Common Stock, in accordance with the terms of the Convertible Debentures. If we are required to repay the Convertible Debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Convertible Debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff. As discussed more fully in Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims.  New Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.

Our obligation to issue shares of our Common Stock upon conversion of our Convertible Debentures and preferred stock is essentially limitless.  As such we may not have sufficient shares of authorized Common Stock to convert all of the outstanding Convertible Debentures and preferred stock.  This could affect our ability to raise additional funds.

Securities Purchase Agreements

A 7% Convertible Note matured in May 2007 and is currently classified in Current Notes Payable.  The Company is in default in the amount of $50,000.

2005-2009 Securities Purchase Agreements

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of Callable Secured Convertible Notes and warrants to purchase 1,000,000 shares of our Common Stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of Callable Secured Convertible Notes and stock purchase warrants to purchase 7,000,000 shares of our

Common Stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of Callable Secured Convertible Notes and stock purchase warrants to purchase 20,000,000 shares of our Common Stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%. The Callable Secured Convertible Notes are due and payable, with 8% interest, unless sooner converted into shares of our Common Stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of Callable Secured Convertible Notes and warrants to purchase 1,000,000 shares of our Common Stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and Stock Purchase Warrants to purchase 500,000 shares of Common Stock. On June 20, 2008, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to purchase 500,000 shares of Common Stock.  On July 29, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to purchase 35,000,000 shares of Common Stock, and the interest rate on all of the Callable Secured Notes increased to 12%.  On September 24, 2008, we entered into a financing agreement involving the sale of additional $70,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to purchase 50,000,000 shares of Common Stock.   On November 5, 2008, we entered into a financing agreement involving the sale of additional $61,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to purchase 25,000,000 shares of Common Stock, and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.  On December 3, 2008, we sold $4,000 Stock Purchase Warrants to purchase 90,000,000 shares of Common Stock.   On December 5, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and Stock Purchase Warrants to purchase 50,000,000 shares of Common Stock, and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.  On March 11, 2009, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes, and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.    We currently have approximately $2,400,000 Callable Secured Convertible Notes outstanding, after giving effect to conversions throughout the year. On January 31, 2008 and November 10, 2008, $147,542 and $191,100 respectively, of accrued interest on these notes was converted to a debenture with similar terms and conditions, bearing interest at 2% per annum. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s Common Stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our Common Stock, in accordance with the terms of the Callable Secured Convertible Notes, the full conversion of these notes is dependent on the amount of the Company’s authorized Common Stock.   The Company filed an Information Statement on September 15, 2008, pursuant to section 14 (c) of the Securities Exchange Act of 1934, as amended, to increase the number of  authorized shares of Common Stock, $.001 par value,  from 200 million  to 5 billion, and our preferred stock, par value $0.001, to 500 million.  If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As discussed more fully in Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims. Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.

On May 11, 2009 the Company entered into a financing agreement for Convertible Promissory Notes in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Notes in the amount of $750,000. As of December 31, 2009 the Company has received $145,000 toward satisfaction of this note as of this date.

The Convertible Promissory Note matures three years from the effective date and bears a one-time interest equal to 12% and the obligation is convertible into Common Stock of the Company at a conversion rate based on 70% of the lowest trade price in the 20 trading days previous to the conversion.  Any conversions by the Holder of these note is limited to the Holder remaining under 4.99% ownership of the outstanding voting Common Stock of the Company.  By the terms of this note prepayment is not permitted unless approved by the lender.

The Secured & Collateralized Promissory Notes mature three years from the effective date and bear a one-time interest charge of 13.2% and are secured by securities in the amount of 750,000.

 In August 2009 and October 2009 the Company entered into convertible notes in the amount of $50,000 and $12,500, respectively, with Redwood Management LLC (“Redwood”).  The notes bear interest at 10% and are convertible into Common

Stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the note the Company may prepay the note in whole or in part at 125% of the amount prepaid.

The Company filed a Certificate of Change pursuant to NRS 78.735 and NRS 78.390 with the Secretary of State of Nevada which became effective on August 27, 2009.  The Certificate of Change (a) increased the number of authorized shares of Common Stock to 10,000,000,000; (b) changing the par value of the Common Stock to $0.0001; and (c) effected a 1 for 500 reverse stock split of the Company’s then outstanding Common Stock, thereby reducing the number of outstanding shares of Common Stock.

The Company filed a Certificate of Change pursuant to NRS 78.735 and NRS 78.390 with the Secretary of State of Nevada which became effective on December 19, 2008.  The Certificate of Change increased the number of authorized shares of Common Stock to 5,000,000,000.

The Company filed a Certificate of Change pursuant to NRS 78.209 with the Secretary of State of Nevada which became effective on July 18, 2008.  The Certificate of Change (a)effected a 1 for 200 reverse stock split of the Company’s then outstanding Common Stock thereby reducing the number of outstanding shares of the Common Stock and (b) reduced the authorized shares of Common Stock to 200,000,000.

Due to the indeterminate number of shares which might be issued under the embedded conversion features of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the Callable Secured Convertible Notes payable (included in the liabilities as a “derivative liability”).

The accompanying consolidated financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133 as follows:

a.
The Company treats the full fair market value of the derivative and warrant liability on the convertible secured debentures as a discount on the debentures (limited to their face value). The excess, if any, is recorded as an increase in the derivative liability and warrant liability with a corresponding increase in loss on adjustment of the derivative and warrant liability to fair value.

b.
Subsequent to the initial recording, the change in the fair value of the embedded derivative  of the conversion feature of the convertible debentures and the change in the fair value of the detachable warrants, as determined under the Black-Scholes option pricing formula are recorded as adjustments to the liabilities as of each balance sheet date with a corresponding change in the gain or loss  recorded as an adjustment of the derivative and warrant liability to fair value in the consolidated statement of operations.

c.
The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included in other income in the accompanying consolidated statements of operations.

Provisions of the Transaction Agreements. The Investors will be entitled to exercise the Warrants on a cashless basis if the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that an Investor exercises the Warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the Warrants will be adjusted in the event we issue Common Stock at a price below market, with the exception of any securities issued as of the date of the Warrant or issued in connection with the Convertible Notes issued pursuant to the Securities Purchase Agreements. Upon the issuance of shares of Common Stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of Common Stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this assessment and those criteria, the Company concluded that the material weakness that existed in the internal controls as of December 31, 2008 continued to exist at December 31, 2009 as follow:

•
A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements. Our chief Executive Officer is also our Chief Financial Officer and as a result, checks and balances are not always employed in all our operating processes.

•
A material weakness in the Company’s internal controls exists in that there is an insufficient number of personnel with an appropriate level of experience and knowledge of the US GAAP and SEC reporting requirements. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with US GAAP.

•           During 2008, as a result of the cessation of the operations at our main subsidiary, all of that subsidiary’s records were seized by creditors and many of these records remain unavailable.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control

There were no changes in the small business issuer’s internal control over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d–15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

Item 9 B. Other Information.

Subsequent Events

On March 19, 2010, the Company received a letter labeled as a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”) sent a notice of default to the Company. The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim.

PART III

Item 10. Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Vlado P. Hreljanovic	62	Director, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary
Barry S. Huston	63	Director

Our Board of Directors is comprised of two directors of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. The following is a brief description of the background and experience of our director and officer.

Vlado P. Hreljanovic has been Chairman of the Board, Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary since 1987. From 1980 through 1986, he was an independent producer of full-length feature films, including Just Before Dawn.  From 1976 through 1979, Mr. Hreljanovic was corporate controller of Master Eagle, Inc., a wholly-owned subsidiary of Unimax, Inc., formerly a publicly traded company. Prior thereto, he was with KPMG, LLC a worldwide accounting, tax and advisory services firm.  Mr. Hreljanovic received his bachelor of science from Fordham University in 1970. He also owns and controls as sole owner, director and officer, Entertainment Marketing, Inc., a New York corporation.

Barry S. Huston a director since 2000, has been a practicing attorney for thirty-eight years specializing in complex personal injury and wrongful death litigation, including construction and workplace accidents, motor vehicle accidents, products liability, premises and municipal liability, medical malpractice, toxic/environmental torts, and aviation disasters.  He is of counsel to The Perecman Firm, P.L.L.C., a New York, New York personal injury law firm.  Prior thereto, he was a senior partner with his own law firm. Some of his most notable cases involve pharmaceutical products such as pHisoHex containing the neurotoxin hexachlorophine and a dietary supplement containing ephedra, litigation resulting from the Pan Am Flight 103 air disaster, and a settlement of $15.7 million ($8.5 million present value), which was one of the largest motor vehicle accident settlements in Massachusetts history.  Mr. Huston received a Juris Doctor degree in 1972 from Brooklyn Law School and a Bachelor of Arts in 1969 from Queens College of the City of New York.

Committees of the Board of Directors

Audit Committee. We have no audit committee of the Board of Directors. We are exempt from the Securities and Exchange Commission requirements for a separate audit committee. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a separate audit committee or a designated “audit committee financial expert.”

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

Meetings of Directors

There were no formal meetings of the Board of Directors and no formal meeting of committees thereof in fiscal 2009.   The board acted by unanimous consent 12 times. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors.

Code of Ethics

During 2009, we adopted a Code of Business Conduct and Ethics that addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and use of company assets, compliance with laws (including insider trading laws), and reporting of unethical behavior. The Code of Ethics is applicable to our directors, officers and all employees. Our Code of Ethics is posted on our website www.junipergroup.com

In addition, we have adopted a Finance Code of Ethics that requires honest and ethical business conduct, full, accurate and timely financial disclosures, compliance with all laws, rules and regulations governing our business, and prompt internal reporting of any violations of the code. The Finance Code of Ethics is applicable to our Chief Executive Officer, Chief Financial Officer, Controller and all finance employees. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions, by posting such information on our website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid to management during 2009 and 2008:

Name and Principal Position	Year	Salary $		Bonus $	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Vlado P. Hreljanovic	2009	$235,514	(1)	$0	$0	$0	$0	$0	$24,187	(2)	$259,701
Director, Chief Executive Officer, Chief Financial Officer, President and Treasurer (1)	2008	$235,514	(1)	$0	$0	$0	$0	$0	$35,216	(3)	$270,730

(1)           A portion of Mr. Hreljanovic’s salary amounting to $207,814 and $ 226,283 in 2009 and 2008, respectively, is accrued and has not been paid.

(2)           Other compensation for Mr. Hreljanovic in 2009 was primarily comprised of insurance premiums of $3,185, and health and life insurance premium of $21,002.

(3)	Other compensation for Mr. Hreljanovic in 2008 was primarily comprised of automobile lease payments and insurance premium of $24,192 and health and life insurance premium of $11,024.

Equity Compensation Plan Information

On December 19, 2008, the Board of Directors adopted the 2009-1 Stock Award Plan (the " Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Plan provides for the granting of up to 80,000 shares of Common Stock, as adjusted for the one for 500 reverse stock split on August 27, 2009, to our personnel on such terms as the directors may determine.  The directors may amend the Plan.  We granted stock awards for all 80,000 shares for legal services valued at $32,000.

On December 25, 2009 the Board of Directors adopted the 2010 Stock Benefit Plan of Juniper Group, Inc. which provides for the issuance of 15,000,000 shares of Common Stock.  The exercise price of these Options shall be established by the Plan Administrators, which may be amended from time to time as the Plan Administrators may determine. None of the shares issuable pursuant to this plan have been issued.

Option Issues to Management

There were no options issued to management during 2009 and there are no outstanding options currently held by management.

Employment and Other Compensation-Related Agreements with Management

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2008, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors, have authorized a an extension of his employment agreement expiring on August 31, 2010 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 20098 was scheduled to be approximately $235,514. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s Common Stock as consideration for services rendered to the Company. In 2009 due to a working capital deficit, Mr. Hreljanovic received in a total of $27,770 and the remaining balance due of $207,814 was accrued and has not been paid.

Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $937,400 at December 31, 2009.   Mr. Hreljanovic incorporated Tower West Communications, Inc. a California corporation, organized on January 2009 (“Tower”) and Ryan Pierce Group, Inc., organized in July 2009 (“Ryan Pierce”).  Mr. Hreljanovic paid all fees and costs associated with the organization of these companies.   Juniper Services, Inc. owns a 100% interest in Tower and Ryan Pierce subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s security interest in Tower and Ryan Pierce extinguishes upon payment in full of all compensation owed him.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to his accrued and not paid salary and to a lump sum cash payment equal to approximately three times his current base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 12, 2010, with respect to the beneficial ownership of our Common Stock by each person known to be the beneficial owner of more than five percent of the outstanding Common Stock, and by our director and executive officer, individually and as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class
Vlado P. Hreljanovic 60 Cutter Mill Road, Suite 611 Great Neck, New York 11021	Common Stock Series C Preferred Stock Series D Preferred Stock Series E Preferred Stock	27 220,000 6,500,000 31,000,000	* 66.67 100.00% 100.00%

Barry S. Huston 20 Melby Lane East Hills, New York 11576		None	*

Directors and Executive Officer as a Group (Two Persons)	Common Stock Series C Preferred Stock Series D Preferred Stock Series E Preferred Stock	27 220,000 6,500,000 31,000,000	* 66.67 100.00% 100.00%
* Less than 1%.

Mr. Hreljanovic controls approximately 97.5% of the total voting control of the Company. His holdings have the following voting rights: 31,000,000 shares of Voting Non-Convertible Series E Preferred Stock have 95 votes per share for an aggregate of 2,945,000,000 votes; 6,500,000 shares of Voting Non-Convertible Series D Preferred Stock, have 60 votes per share for an aggregate of 390,000,000 votes; 220,000 shares of Voting Convertible Redeemable Series C Preferred Stock have 30 votes per share for an aggregate of 6,600,000 votes; and an aggregate of 27 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Directors, Officers and Principal Shareholders

Beginning in 2006, Mr. Hreljanovic has made cash advances to us for working capital. These advances are due on demand, bear no interest and are unsecured.  From time to time, we have repaid Mr. Hreljanovic a portion of these advances.  Giving effect to these repayments, the balance due to Mr. Hreljanovic was approximately $937,400 at December 31, 2009.  We believe that the terms of these loans are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis.

The Company paid rent under a sublease during 2009 and 2008 to a company 100% owned by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2009 and 2008 was approximately $61,000 and $58,000, respectively. The master lease and the Company’s sublease on this space expire on November 30, 2016.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Liebman, Goldberg and Hymowitz, LLP to us for 2009 and 2008:

Types of Fees	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$53,000	$38,000
Tax Fees	$7,500	$0
Other Fees	$0	$0

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

During the two fiscal years ended December 31, 2009 and December 31, 2008 and through April 15, 2010, the Company did not consult with Liebman, Goldberg & Hymowitz, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) or Regulation S-B.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1
Articles of Incorporation, as amended (1), Certificate of Change Pursuant to NRS 78.209 filed July 2, 2008, Certificate of Change Pursuant to NRS.209 filed July 9, 2008, and Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations filed December 19, 2008 (2).

3.2	Bylaws (8)
4.1
Form of Securities Purchase Agreement, Callable Secured Convertible Note, Security Agreement, Intellectual Property Security Agreement, Subsidiary Guaranty, Registration Rights Agreement, and Common Stock Purchase Warrant signed with or, issued by the Registrant, as the case may be, to the Investors (3)

4.2	Certificates of Designation for Series A Preferred Stock filed January 4, 2006 and Series C Preferred Stock for February 5, 2007 with the Nevada Secretary of State (4)
4.3	Certificate of Designation for Series B Preferred Stock filed March 23, 2006 with the Nevada Secretary of State(8)
4.4	Certificate of Designation for Series D Preferred Stock filed February 5, 2007 with the Nevada Secretary of State(8)
10.1	Employment Agreement between the Registrant and Vlado P. Hreljanovic.(5)
10.2	2003 Equity Incentive Plan (6)
10.4	2004 Consultant Stock Plan (7)
10.5	2009-1 Stock Award Plan (8)
10.6	The 2010 Stock Benefit Plan of Juniper Group, Inc.(9)
14.1	Code of Business Conduct and Ethics (8)
14.2	Finance Code of Ethics (8)
21.1	Subsidiaries of the Registrant (3)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A filed on or about May 3, 2007, SEC file Number 333-31730.

   (2)           Incorporated by reference to the Company’s Form 10-K filed on May 15, 2009.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on or about August 1, 2006.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K SB for the year ended December 31, 2005 filed on or about April 17, 2006.

(5)	Incorporated by reference to the Company's Registration Statement on Form SB-2/A filed on May 31, 2006.

(6)	Incorporated by reference to the Company’s Form S-8 filed July 11, 2003.

(7)	Incorporated by reference to the Company’s Form S-8 filed April 6, 2004.

(8)	Incorporated by reference to the Company’s Form 10-K filed on May 15, 2009.

(9)	Incorporated by reference to the Company’s Form S-8 filed December 29, 2009.

JUNIPER GROUP, INC.
AND SUBSIDIARIESSUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juniper Group Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Juniper Group Inc., and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two year period ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Group Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of operations and cash flows for the year ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

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

Liebman Goldberg & Hymowitz, LLP
Garden City, New York

April 15, 2010

JUNIPER SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$87,663	$7
Accounts receivable-trade (net of allowance)	466,041	-
Unbilled accounts receivable	99,462	-
Prepaid expenses	33,679	24,575
Total current assets	686,845	24,582

Film licenses	-	123,538
Property and equipment, net	122,034	37,531
Note receivable	605,000	-
Other assets	14,050	-
Total assets	$1,427,929	$185,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,802,868	$1,698,599
Notes payable and capitalized leases – current portion	2,256,056	1,395,796
Preferred stock dividend payable	47,154	41,068
Due to officer	866,503	686,128
Due to shareholders & related parties	12,495	56,038
Total current liabilities	5,985,076	3,877,629

Notes payable and capitalized leases, less current portion	924,336	1,488,671
Derivative liability related to convertible debentures	16,053,105	62,033,078
Warrant liability related to convertible debentures	7,550	360,204
Total liabilities	22,970,067	67,759,582

Stockholders’ Deficit:
12% Non-voting convertible redeemable preferred stock: $0.10 par value, 25,357 shares authorized: 25,357 shares issued and outstanding at December 31, 2009 and December 31, 2008: aggregate liquidation preference, $50,714 at December 31, 2009 and December 31, 2008		2,536

	2,536
Voting convertible redeemable series B preferred stock: $0.10 par value 135,000 shares authorized: 106,670 shares issued and outstanding at December 31, 2009, and 134,480 shares issued and outstanding at December 31, 2008		13,448

	10,667
Voting convertible redeemable series C preferred stock: $0.10 par value 300,000 shares authorized: 300,000 shares issued and outstanding at December 31, 2009 and December 31, 2008		30,000

	30,000
Voting non-convertible series D preferred stock: $0.001 par value 6,500,000 shares authorized, issued and outstanding at December 31, 2009 and December 31, 2008		6,500
	6,500
Voting non-convertible series E preferred stock: $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at December 31, 2009 and 0 shares issued and outstanding at December 31, 2008		-
	31,000
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 81,807,548 shares issued and outstanding at December 31, 2009 and 490,133 shares issued and outstanding at December 31, 2008		49
	8,181

Additional paid-in capital:	22,606	22,606
Attributed to 12% preferred stock non-voting
Attributed to series B preferred stock voting	2,444,367	3,160,013
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	23,628,851	22,582,593
Accumulated deficit	(47,748,846)	(93,413,676)

Total stockholders’ deficit	(21,542,138)	(67,573,931)
Total liabilities & stockholders’ deficit	$1,427,929	$185,651
See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Years ended December 31,
	2009	2008

Revenues:
Wireless infrastructure services	$1,067,056	$625,238
Film licenses	-	7,500
Total revenues	1,067,056	632,738

Operating costs:
Wireless infrastructure services	917,758	396,717
Film licenses	-	7,500
Total operating costs	917,758	404,217

Gross profit	149,298	228,521

Costs and expenses:
Selling, general and administrative expenses	1,488,830	1,548,116
Impairment of film licenses	123,539	27,563
Total costs and expenses	1,612,369	1,575,679

Loss from operations	(1,463,071)	(1,347,158)

Other income (expense:
Gain (loss) on adjustment of derivative and warrant liabilities to fair market value	49,040,894	(52,076,903)
Amortization of debt discount	(1,410,857)	(964,861)
Loss on disposition of assets	-	(271,127)
Interest expense	(475,050)	(314,053)
Settlement expenses	(21,000)	-
	47,133,987	(53,626,944)

Income (loss) before provision for income taxes	45,670,916	(54,974,102)

Provision for income taxes	-	-

Income (loss) before preferred stock dividend	45,670,916	(54,974,102)

Preferred stock dividend	(6,086)	(6,086)

Net income (loss) available to common stockholders	$45,664,830	$(54,980,188)

Basic weighted average common shares outstanding	17,952,814,	119,100
Basic net income (loss) per common share	$2.54	$(461.63)
Diluted weighted average common shares outstanding	20,436,810	119,100
Basic net income (loss) per common share	$2.23	$(461.63)

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Years Ended December 31,
	2009	2008
Operating Activities:
Net income (loss)	$45,664,830	$(54,980,188)
Adjustments to reconcile net cash provided by operating activities:
Unrealized (gain) loss of derivative liabilities	(49,040,894)	52,076,903
Amortization of debt discount	1,410,857	964,861
Depreciation and amortization	21,380	87,668
Impairment of film licenses	123,538	27,563
Loss on disposition of assets	-	271,127
Changes in operating assets and liabilities:
Accounts receivable	(466,041)	204,523
Unbilled accounts receivable	(99,462)	-
Costs in excess of billings on uncompleted projects	-	6,712
Prepaid and other current assets	(9,104)	150,232
Accounts payable and accrued expenses	1,647,422	465,453
Due to officers and shareholders	167,832	277,422
Preferred stock dividend payable	6,086	6,085
Net cash used in operating activities	(573,556)	(441,639)

Investing activities:		-
Purchase of equipment and licenses	(105,883)	-
Organizational expenses and other long term assets	(14,050)
Net cash used for investing activities:	(119,933)	-

Financing activities:
Repayment of borrowings	(120,766)	(146,003)
Proceeds from borrowings	756,911	696,262
Proceeds from note receivable	145,000	-
Net cash provided by financing activities:	781,145	550,259

Net cash increase in cash and equivalents	87,656	108,620
Cash at beginning of the year	7	(108,613)
Cash at end of the year	$87,663	$7
Supplemental cash information:	$-	$-
Interest paid	$-	$201
Taxes paid

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
AS OF DECEMBER 31, 2009 AND 2008

	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock			Series E Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders' Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC

Balance at December 31, 2007	25,357	$2,536	22,606	135,000	13,500	3,172,415	80,000	8,000	22,000	6,500,000	6,500	-	-	-	-	1,422	-	22,316,073	(38,433,488)	(12,869,858)

Series B preferred stock issued in exchange for common stock				(520)	(52)	(12,402)										130,000	13	12,441		-
Common stock issued in exchange of convertible debentures																68,711	7	30,467		30,474
Issuance of Series C preferred stock							222,000	22,000												22,000
Common stock issued in exchange of current liabilities																290,000	29	273,612		273,641
Reversal of previously issued common stock																		(50,000)		(50,000)
Net (loss)																			(54,980,188)	(54,980,188)

Balances at December 31, 2008	25,357	2,536	22,606	134,480	13,448	3,160,013	300,000	30,000	22,000	6,500,000	6,500	-	-	-	-	490,133	49	22,582,593	(93,413,676)	(67,573,931)

Series B preferred stock issued in exchange for common stock				(27,810)	(2,781)	(715,646)										61,239,336	6,125	712,302		-
Common stock issued in exchange of convertible debentures																19,983,079	1,998	306,965		308,963
Common stock issued in exchange of current liabilities																95,000	9	26,991		27,000
Issuance of Series E preferred stock													31,000,000	31,000						31,000
Net income																			45,664,830	45,664,830

Balances at December 31, 2009	25,357	2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	81,807,548	8,181	23,628,851	(47,748,846)	$(21,542,138)

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Description of Business

Juniper Group, Inc. (“Juniper” or the “Company”) is a corporation incorporated in the State of Nevada in 1997. The Company’s business is primarily focused on wireless infrastructure services operated through two wholly-owned subsidiaries of Juniper Entertainment, Inc., a wholly-owned subsidiary of the Company.

Wireless infrastructure services:

The Company’s wireless infrastructure services operations,  consists of wireless and cable broadband installation services on a regional basis by providing broadband connectivity services for wireless and cable service providers.  All of our revenues in 2009 were derived from these operations.

In March  2006, Juniper Services, Inc. (“Services”) completed the acquisition of all outstanding shares of New Wave Communication, Inc. (“New Wave”), making it a wholly-owned subsidiary of Services. New Wave was a wireless communications contractor in the Mid-West, specializing in tower erection, extension, modifications and maintenance, as well as cellular, wireless broadband and microwave systems installation. As a result of certain alleged actions by Michael Calderhead and James Calderhead, former disloyal employees for breaches of various contractual and fiduciary duties owed to the Company, New Wave experienced a reduction in construction activity by major customers which resulted in New Wave filing for bankruptcy and ceased operations in November 2008.

In January, 2009 and July 2009 we formed Tower West, Inc. (“Tower West”) and Ryan Pierce Group, Inc. (“Ryan Pierce”), respectively, each a wholly-owned subsidiary of Services. Tower West and Ryan Pierce currently operates nationally by contracting to wireless telecommunication and tower owners and operators. As a result, it is capable of sustained work anywhere within the United States. We have master service agreements with ClearWire, Verizon, T- Mobile and American Tower. Tower West and Ryan Pierce have added a new dimension to the fundamentals of Services and will allow Services to leverage its customer base in creating a wider market space for its base business.

Services’ direction is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with site surveys, tower construction and antenna installation to tower system integration, hardware and software installations.

Film Distribution:

The Company’s film distribution operations are conducted through one wholly-owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various medias (i.e. DVD, satellite, pay television and broadcast television).  We derived no revenue in 2009 and less than 1% of our revenues in 2008 from these operations.  Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available,  at this time we will not aggressively devote the resources of the Company in this area. As a result, management has determined that the film licenses remaining should be fully written off in 2009. The Company took a charge of approximately $124,000 and $28,000 in 2009 and 2008, respectively, as impairment to film licenses in the accompanying consolidated statement of operations.

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

Consolidation. The consolidated financial statements include the accounts of Juniper and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company follows the guidance in the ASC 605-25 in recognizing income. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The actual cost required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. Costs in excess of billings on uncompleted contracts are shown as a current asset. Anticipated losses on contracts, if any, are recognized when they become evident.

Revenue from film distribution service is recognized when the license period begins and the licensee and the Company become contractually obligated under a non-cancelable agreement. All revenue recognition for license agreements is in compliance with the ASC 926-10.

Accounts Receivable.  Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. The Company’s policy is not to accrue interest on past due trade receivables.  Unbilled accounts receivables represent revenue on uncompleted infrastructure construction and installation contracts that are not yet billed or billable, pursuant to contract terms.

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment is primarily subject to the financial condition of the segment's largest customers.

Property and Equipment.  Property and equipment including assets under capital leases are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.  Depreciable life ranges from 3 to 5 years.   Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives.

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the notes payable, which is included in the liabilities as a

“derivative liability”, and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $49.0 million for the year ended December 31, 2009 and an unrealized loss of $52.1 million for the year ended December 31, 2008.

Amortization of Intangibles.  Amortization of film licenses is calculated under the film forecast method. Accordingly, licenses are amortized in the proportion that revenue recognized for the period bears to the estimated future revenue to be received. Estimated future revenue is reviewed annually and amortization rates are adjusted accordingly.  There was no amortization recognized in 2009 or 2008.

Intangible assets at December 31, 2009 predominantly consist of film licenses. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The fair value of the subsidiaries for which the Company has recorded goodwill is tested for impairment after each third quarter. Pursuant to the valuation, and in management's judgment, the carrying amount of goodwill reflects the amount the Company would reasonably expect to pay an unrelated party.

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

Net Income (loss) per Common Share.  The provisions of ASC 260-10 "Earnings per Share," which requires the presentation of both net income (loss) per common share and net income (loss) per common share-assuming dilution preclude the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, for 2008, net (loss) per common share and net (loss) per common share-assuming dilution are the same.

Net income (loss) per common share for the year ended December 31, 2009 and 2008 has been computed by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding throughout the year of 17,952,814 and 119,100, respectively.

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

New Accounting Pronouncements.  In May 2008, the FASB issued ASC 470, which applies to convertible debt that includes a cash conversion feature. Under FSP APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of FSP APB 14-1 on its consolidated financial statements.

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

In November 2008, the FASB ratified ASC 323, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 is effective for fiscal years ended after December 15, 2008. The Company is currently assessing the impact of the adoption of ASC 323 on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No.162 (the “Codification”) The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification is effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed how the Company refers to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of Accounting Standards Codification (“ASC”) 855, incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC 855 is effective for all interim and annual periods ending after September 15, 2009. We adopted ASC 855 upon its issuance and it had no material impact on our financial statements.

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

The Company is currently directing all its resources and efforts toward building the Company's wireless infrastructure services business. Due to the limited availability of capital, personnel and resources, the volume of film sales activity has been significantly diminished.  Although we have not fully discontinued the film distribution business, due to the limited availability of capital and personnel management has determined that it will not aggressively devote resources of the Company in this area.

NOTE 3 -   Prepaid Expenses

At December 31, 2009, prepaid expenses and other current assets consisted primarily of prepaid insurance and deposits of approximately $33,700, all of which will be realized in 2010.

At December 31, 2008, prepaid expenses consisted primarily of prepaid legal expenses of approximately $25,000.

NOTE 4 - Property and Equipment

Depreciation expense for the year ending December 31, 2009and 2008 was $21,380 and $87,668, respectively. At December 31, 2009 and 2008, property and equipment consisted of the following:

	December 31,
	2009	2008
Vehicles	$62,266	$51,766
Equipment	85,662	383,531
Website costs	43,131	217,593
Leasehold improvements	23,337	53,296
Furniture and fixtures	25,388	26,939
Total property and equipment	239,784	733,125
Accumulated depreciation	117,750	695,594
Property and equipment, net	$122,034	$37,531

During 2009 the Company wrote off $599,224 of fully depreciated assets that were no longer useful.

NOTE 5 - Film Licenses

The Company evaluates the recoverability of its long lived assets in accordance with ASC 360-10 which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual segment discounted cash flow to the asset segment carrying values. The estimation of fair value is in accordance with ASC 926-10.  Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

The Company has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy.  At the end of 2009 and 2008, we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available,  at this time we will not aggressively devote the resources of the Company in this area. As a result, management has determined that the film licenses remaining should be fully written off in 2009. The Company took a charge of approximately $124,000 and $28,000 in 2009 and 2008, respectively, as impairment to film licenses in the accompanying consolidated statement of operations.

NOTE-6- Notes Payable

The following is a summary of the notes payable on the balance sheet at December 31, 2009 and 2008

	December 31,
Description	2009	2008
Note payable to bank	$321,907	$321,907
Notes payable to others	106,207	183,956
Callable Secured Convertible Notes (net of unamortized debt discount of $576,782 at December 31, 2009)	1,955,330	1,459,780
2009 Convertible Notes (net of unamortized debt discount of $810,970 at December 31, 2009)	176,530	-
Convertible Notes (net of unamortized debt discount of $1,142,079 at December 31, 2009)	620,418	918,824
	3,180,392	2,884,467
Less current portion	2,256,056	1,395,796
	$924,336	$1,488,671

A subsidiary of the Company had a bank line of credit of approximately $300,250 which does not include an outstanding interest balance of approximately $21,750, all of which was outstanding at December 31, 2007 at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank has not been repaid and remains payable at December 31, 2009.

A 7% Convertible Note matured in 2007 and is currently classified in the current portion of Notes Payable as terms for an extension are currently being negotiated.

Notes payable includes the settlement of a lawsuit against a former consultant for $310,000. Monthly payments are approximately $7,200.

Callable Secured Convertible Notes. The Company has entered into a series of Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of Common Stock at a discount of 65% based upon the average of the three lowest intraday trading prices for the Common Stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and the receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to rates of 12% or 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes, as adjusted for reverse stock splits, the NIR Group also received warrants to purchase a total of 500,300 shares of Common Stock of the Company at exercise prices ranging from $.50 to $13,000 per share and expire on dates through December 2015 (see footnote 6). On January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes.  The total principal outstanding relating to all of the Callable Notes at December 31, 2009 was $2,532,133, of which $1,812,472, including $671,703 which is past due, is classified as a current liability in the accompanying consolidated balance sheet. See Note 5.

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

2009 Convertible Notes. On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ (the “JMJ Note”) in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. As of December 31, 2009 the Company has received $145,000 toward the satisfaction of the Secured & Collateralized Promissory Note from JMJ as of September 30, 2009. The JMJ Note is convertible into the Common Stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding Common Stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC.  (“Redwood Note-I”) The Redwood Note-I has a three year term, bears interest at 10% and is convertible into Common Stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-I, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.

On October 19, 2009, the Company entered into a $12,500 convertible note with Redwood Management LLC.  (“Redwood Note-II”) The Redwood Note-II has a three year term, bears interest at 10% and is convertible into Common Stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-II, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.

The JMJ Note together with Redwood Note-I and Redwood Note-II are collectively referred to as the 2009 Convertible Notes. All of the 2009 Convertible Notes are classified as a long term liability in the accompanying consolidated balance sheet.

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, goods or services.  The Convertible Notes has maturities ranging from two to seven years and accruing interest at rates ranging from 10% to 15%.  The Convertible Notes are generally convertible into Common Stock of the Company at an exercise price equal to the lowest closing bid price for the 10 trading days prior to conversion. At December 31, 2009 the Convertible Notes had an outstanding principal balance of approximately $1,828,000 of which approximately $331,000 is classified as a current liability in the accompanying consolidated balance sheet.

Due to the indeterminate number of shares which might be issued under the convertible conversion feature of the Callable Notes, the 2009 Convertible Notes and the Convertible Notes outstanding, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible debentures payable which is included in the liabilities in the accompanying consolidated balance sheets as a “derivative liability”.

The accompanying consolidated financial statements comply with current requirements relating to warrants and embedded derivatives as follows:

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

NOTE 7 - Shareholders' Deficit

Net income (loss) per common share for 2009 and 2008 has been computed by dividing net income (loss), after preferred stock dividend provision of $6,086 in both years, by the basic and diluted weighted average number of common shares outstanding for 2009 and 2008, after giving effect to the one-for-five hundred reverse stock split on August 27, 2009 and the one-for-two hundred reverse stock split on July 18, 2008, as applicable.

Our obligation to issue shares of our Common Stock upon conversion of our Convertible Debentures and preferred stock is essentially limitless.  As such we may not have sufficient shares of authorized Common Stock to convert all of the outstanding Convertible Debentures and preferred stock.  This could affect our ability to raise additional funds.

Stock-Based Compensation

ASC 718-10 "Accounting for Stock Based Compensation" (“ASC 718-10”), which the Company adopted on December 15, 2005, prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. During 2009 none of the outstanding stock options were exercised and as of December 31, 2009 all of the issued and outstanding stock options have expired.

Preferred Stock

According to the Company’s corporate charter, 500,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2009, 106,960,357 have been designated for the Company’s five classes of preferred stock.

12% Convertible Non-Voting Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to annual dividends  of $.24 per  share payable quarterly on March 1, June 1, September 1, December 1 in cash or Common Stock of the Company having an equivalent fair market value. At December 31, 2009, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2008, the Board of Directors authorized the issuance of shares of the Company's Common Stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31, 2009, were $ 47,154. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

The Company's Preferred Stock is convertible into shares of Common Stock at a rate of two shares of Common Stock (subject to adjustments) for each share of Preferred Stock, at the option of the Company, at any time on not less than 30 days' written or published notice to the Preferred Stockholders of record, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock have the opportunity to convert shares of Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the Preferred Stock.  As adjusted, the aggregate outstanding shares of Preferred Stock would currently be converted into a total of fifteen shares of Common Stock.

Series B Voting Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share.  The holders of the Series B Preferred Stock have the right to convert the Series B Preferred Stock into share of the Company’s Common Stock by dividing the Liquidation Preference ($20 per share) by the Conversion Price, which is equal to the weighted average price of the Common Stock as reported by Bloomberg for the ten (10) consecutive trading days prior to the conversion date. The holders of the Series B Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock on all matters presented to the holders of the Common Stock, and not as a separate class, on a 30 votes per share basis. . The foregoing holders were existing investors before they did the exchange.

Shares of Series B Preferred Stock are convertible into shares of Common Stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s Common Stock. At December 31, 2009, 106,667 shares of the Series B Preferred Stock were outstanding.

Series C Voting Preferred Stock

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.  The Company issued 220,000 shares of Series C Preferred Stock to its President. At December 31, 2009, 300,000 shares of the Series C Preferred Stock were outstanding.

Non-Convertible Series D Voting Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes-per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 6,500,000 shares Series D Preferred Stock to the Company’s to its President.

Non-Convertible Series E Voting Preferred Stock

On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 95 votes per share basis, not as a separate class, on all matters presented to the holders of the Common Stock.  The shares of the Series E Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock, valued at $31,000, to the President as partial settlement for accrued compensation.

Warrants

A summary of warrants outstanding at December 31, 2009,  after giving effect to a one for  five hundred reverse stock split on  August 27, 2009.

Warrants	Date Issued	Expiration Date	Price
230	Various	Various thru 6/19/15	$500 - $5,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$2.50
50,000	11/5/08	11/5/15	$0.50
180,000	12/3/08	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,230

NOTE 8 - Related Parties

The Company paid rent month to month during 2009 and 2008 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2009 and 2008 was approximately $61,000 and $58,000, respectively.

The Company owns distribution rights to two films, which were acquired through a company affiliated with the Chief Executive Officer that is the exclusive agent for the producers. This exclusive agent is 100% owned by the principal shareholder of the Company, but receives no compensation for the sale of the licensing rights.

Additionally, after recoupment of original acquisition costs, the principal shareholder has a 5% interest as a producer in the revenue received by unaffiliated entities. The Company received $0 and $7,500 in revenue relating to these films during 2009 and 2008, respectively.

Throughout 2009 and 2008, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at December 31, 2009 and 2008 was approximately $867,000 and $686,000, respectively.

No legal services were rendered by Mr. Huston or his firm in 2009 and 2008; and no fees were paid to Mr. Huston or his firm in 2009.

NOTE 9 - Commitments and Contingencies

In some instances, film licensors have retained an interest in the future sale of distribution rights owned by the Company above the guaranteed minimum payments. Accordingly, the Company may become obligated for additional license fees as sales occur in the future.

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2008, and that provides for his employment as President and Chief Executive Officer at an annual salary and the Board of Directors, have authorized an extension of his employment agreement expiring on August 31, 2010 adjusted annually for the CPI Index and for the reimbursement of certain expenses and insurance. Based on the foregoing formula, Mr. Hreljanovic's base salary in 2009 was scheduled to be approximately $235,514. Additionally, the employment agreement provides that Mr. Hreljanovic may receive shares of the Company’s Common Stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic received in gross of $27,770 and the balance due of $207,814 was accrued and not paid.

Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $937,400 at December 31, 2009.   Mr. Hreljanovic incorporated Tower West Communications, Inc. a California corporation, organized on January 2009 (“Tower”) and Ryan Pierce Group, Inc., organized in July 2009 (“Ryan Pierce”).  Mr. Hreljanovic paid all fees and costs associated with the organization of these companies.   Juniper Services, Inc. owns a 100% interest in Tower and Ryan Pierce subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s security interest in Tower and Ryan Pierce extinguishes upon payment in full of all compensation owed him.

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

On May 18, 2007, ten New Wave employees abruptly announced that they were resigning their positions at New Wave.  Most of these former New Wave employees indicated that they would begin work for CII, joining Michael Calderhead. Indeed, in the course of little more than a year from the date that Juniper purchased New Wave from Michael Calderhead and installed the Calderheads as New Wave executives, New Wave had gone from being a growing, profitable business to a business on the verge of financial collapse.

On May 22, 2007, Juniper terminated James Calderhead for cause.  Some, although not all, of the grounds for James Calderhead’s termination are set forth above and in a termination letter.

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

On May 8, 2008, U.S. District Court Eastern District of NY Index No. 08 Civ. 1900.   Alan Andrus filed an action against Juniper Group, Inc. in the United States District Court for the Eastern District of New York. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and the Company anticipates it will file a Motion for Summary Judgment in the coming months while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.

On June 30, 2009 AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC,(collectively referred to as “Millennium et. al.”) sent a notice of default to the Company. Further, on November 2, 2009 the Company received a “Default Notice of Callable Secured Convertible Notes” from Millennium et. al.   The action by Millennium et. al. alleges a breach of terms and condition of the convertible notes as a result of the alleged failure of the Company to issue Common Stock upon receiving notices of conversion.

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $757,000 in 2009, through the sale of its various convertible securities for working capital, capital purchases and for the payment of debt to date. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s Common Stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The fact that the Company continued to sustain losses in 2009, had negative working capital at December 31, 2009 and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2010.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our Common Stock, in accordance with the terms of the Callable Secured Convertible Notes. If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations by acquisition and raised additional funds either through issuance of debt or equity. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds either through the issuance of debt or the sale of additional Common Stock and the success of Management's plan to expand operations.

The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2010 through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Year	Amount
2010	$65,200
2011	$67,200
2012	$69,200
2013	$71,300
2014	$73,400
Thereafter	$153,500

NOTE 10 - Income Taxes

For the years ended December 31, 2009 and 2008, no provision was made for Federal and state income taxes due to the losses incurred during these years. As a result of losses incurred through December 31, 2009, the Company has net operating loss carry forwards of approximately $30.4 million. These carry forwards expire through 2029.

The Company recognized deferred tax assets of approximately $12.4 million at December 31, 2009. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $12.4 million of  deferred tax assets at December 31, 2009 primarily reflect the tax effect of net operating loss carry forwards.

NOTE 11 - New Wave Communications

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

On November 7, 2008, as a result of the acts of certain disloyal employees New Wave filed for bankruptcy under Chapter XI of the US Code. That filing was voluntarily dismissed at the request of New Wave on March 6, 2009. New Wave’s assets have been seized by its creditors and many of its liabilities remain outstanding.

 NOTE 12 - Quarterly Results of Operations (Unaudited)

2009	First	Second	Third	Fourth	Total
Revenue	$-	$109,073	$102,451	$855,532	$1,067,056
Gross profit (loss)	$(3,974)	$55,818	$(31,366)	$128,820	$149,298
Net income (loss)	$44,182,909	$(7,036,142)	$6,623,095	$1,894,968	$45,664,830
Basic and diluted net income (loss) per common share	$25.23	$(.46)	$.32	$.03	$2.54

2008	First	Second	Third	Fourth	Total
Revenue	$280,820	$221,173	$127,120	$3,625	$632,738
Gross profit (loss)	$29,461	$(106,829)	$62,524	$243,365	$228,521
Net income (loss)	$6,567,915	$(9,465,272)	$(53,794,237)	$1,711,406	$(54,980,188)
Basic and diluted net income (loss) per common share	$1,730.51	$(540.50)	$(477.67)	$5.03	$(461.63)

NOTE 13 - Supplemental Cash Flow Information

Cash paid for interest was approximately $0 in 2009 and $200 in 2008.

During 2009 and 2008 the Company issued approximately 19,983,000 and 65,000 shares, respectively, of its Common Stock upon conversion of approximately $309,000 and $30,500, respectively, of its Convertible Debentures.  During 2009 and 2008 the Company issued approximately 95,000 and 290,000 shares, respectively, of its Common Stock upon conversion of approximately $27,000 and $274,000, respectively, current liabilities. During 2009 the Company issued approximately 60,557,000 and 130,000 shares, respectively, of its Common Stock upon conversion of approximately 27,800 and 520 shares, respectively, of Series B Preferred Stock.  During 2009 the Company issued 31,000,000 shares of Series E Preferred Stock to the Company’s President as settlement of $31,000 of the accrued compensation due him. During 2009 the Company recognized approximately $2,054,000 of unamortized debt discount and $1,980,000 of derivative liability relating to the issuance of new convertible debentures. During 2009 the Company issued approximately $516,000 in convertible debentures in exchange for current liabilities.

NOTE 14 – Subsequent Event

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”) sent a notice of default to the Company. The letter states that as a result of the alleged defaults the holder is accelerating the notes and demanded full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010		Juniper Group, Inc.

	By:	/s/Vlado P. Hreljanovic
Vlado P. Hreljanovic, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date: April 15, 2010
	By:	/s/ Barry S. Huston
Barry S. Huston, Director

30