Form 10-Q
period 2010-05-14
JUNIPER GROUP INC
filed 2010-05-17
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

(561) 807-8990
-----------------------------------
(Issuer's telephone number)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer 	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No  ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 176,832,388 shares of common stock, $.0001 par value per share, as of May 12, 2010.

JUNIPER GROUP, INC. and SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART 1.  FINANCIAL INFORMATION

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

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating and future financial performance.  Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•	competition from existing competitors and new competitors entering our industry;
•	demand for our services;
•	the cost of industry conditions;
•	changes in the laws or regulations affecting the industry in which we operate;
•	the outcome of litigation and other proceedings, including the matters described under Part II, Item 1. Legal Proceedings and Note 10 of the condensed consolidated financial statements;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	the level of our expenses; and
•
the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Item 1.    Financial Statements

JUNIPER SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$35,966	$87,663
Accounts receivable-trade (net of allowance)	201,999	466,041
Unbilled accounts receivable	600,933	99,462
Inventory	13,844	-
Prepaid expenses and other current assets	49,775	33,679
Total current assets	902,517	686,845

Property and equipment, net	154,975	122,034
Note receivable	605,000	605,000
Other assets	14,050	14,050
Total assets	$1,676,542	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,182,820	$2,802,868
Notes payable and capitalized leases – current portion	2,283,374	2,256,056
Preferred stock dividend payable	48,675	47,154
Due to officer	917,958	866,503
Due to shareholders & related parties	12,495	12,495
Total current liabilities	6,445,322	5,985,076

Notes payable and capitalized leases, less current portion	1,036,563	924,336
Derivative liability related to convertible debentures	10,730,659	16,053,105
Warrant liability related to convertible debentures	3,449	7,550

Total liabilities	18,215,993	22,970,067

Stockholders’ Deficit:
12% Non-voting convertible redeemable preferred stock: $0.10 par value, 25,357 shares authorized: 25,357 shares issued and outstanding at March 31, 2010 and December 31, 2009: aggregate liquidation preference, $50,714 at March 31, 2010 and December 31, 2009

	2,536	2,536
Voting convertible redeemable series B preferred stock: $0.10 par value 135,000 shares authorized: 106,294 shares issued and outstanding at March 31, 2010, and 106,670 shares issued and outstanding at December 31, 2009

	10,629	10,667
Voting convertible redeemable series C preferred stock: $0.10 par value 300,000 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009
	30,000	30,000
Voting non-convertible series D preferred stock: $0.001 par value 6,500,000 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009
	6,500	6,500
Voting non-convertible series E preferred stock: $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009
	31,000	31,000
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 142,946,426 shares issued and outstanding at March 31, 2010 and 81,807,548 shares issued and outstanding at December 31, 2009
	14,295	8,181
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,433,113	2,444,367
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	23,789,330	23,628,851
Accumulated deficit	(42,901,460)	(47,748,846)

Total stockholders’ deficit	(16,539,451)	(21,542,138)

Total liabilities & stockholders’ deficit	$1,676,542	$1,427,929

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues:
Wireless infrastructure services	$990,671	$-
Total revenues	990,671	-

Operating costs:
Wireless infrastructure services	813,660	3,974
Total operating costs	813,660	3,974

Gross profit (loss)	177,011	(3,974)

Costs and expenses:
Selling, general and administrative expenses	562,094	254,399
Impairment of film licenses	-	27,563
Total costs and expenses	562,094	281,962

Net (loss) before other income (expense)	(385,083)	(285,936)

Other income (expense):
Gain on adjustment of derivative and warrant liabilities to fair value	5,617,798	44,738,799
Amortization of debt discount	(245,019)	(169,555)
Interest expense	(138,789)	(111,878)
Settlement Income	-	13,000
	5,233,990	44,470,366

Income before provision for income taxes	4,848,907	44,184,430

Provision for income taxes	-	-

Income before preferred stock dividends	4,848,907	44,184,430

Preferred stock dividend	(1,521)	(1,521)

Net income available to common stockholders	$4,847,386	$44,182,909

Weighted average number of shares outstanding	99,983,471	1,195,947
Basic net income per common share	$0.05	$36.94
Fully diluted weighted average number of shares o/s	117,430,273	1,866,548
Fully diluted net income per common share	$0.04	$23.67

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$4,847,386	$44,182,909
Adjustments to reconcile net cash provided by operating activities:
Unrealized (gain) loss of derivative liabilities	(5,617,798)	(44,738,798)
Amortization of debt discount	245,019	169,555
Depreciation	7,955	1,032
Issuance of convertible debentures in exchange for goods and services	49,956	-
Changes in operating assets and liabilities:
Accounts receivable	264,042	-
Unbilled accounts receivable	(501,471)	-
Inventory	(13,844)	-
Prepaid and other current assets	(16,097)	12,508
Accounts payable and accrued expenses	542,352	61,379
Due to officers and shareholders	51,455	91,847
Preferred stock dividend payable	1,521	1,521
Net cash used in operating activities	(139,524)	(218,047)

Investing activities:
Purchase of equipment and licenses	(27,107)	-
Net cash used for investing activities:	(27,107)	-

Financing activities:
Repayment of borrowings	(25,166)	(14,445)
Proceeds from borrowings	140,100	221,555
Net cash provided by financing activities:	114,934	207,110

Net cash increase in cash and equivalents	(51,697)	(10,937)
Cash at beginning of the period	87,663	7
Cash at end of the period	$35,966	$(10,930)
Supplemental cash information:
Interest paid	$-	$429
Taxes paid	$-	$-

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF MARCH 31, 2010 (UNAUDITED)
	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock		Series E Preferred Stock		Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	Shares	Par	Shares	Par	APIC

Balances at December 31, 2009	25,357	$2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	31,000,000	31,000	81,807,548	8,181	23,628,851	(47,748,846)	$(21,542,138)

Common stock issued in exchange for Series B preferred stock				(376)	(38)	(11,254)								4,577,000	457	10,835		-
Common Stock issued in exchange of convertible debentures														56,561,878	5,657	149,644		155,301
Net income																	4,847,386	4,847,386
Balances at March 31, 2010	25,357	$2,536	22,606	106,294	10,629	2,433,113	300,000	30,000	22,000	6,500,000	6,500	31,000,000	31,000	142,946,426	14,295	23,789,330	(42,901,460)	$(16,539,451)
,

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS

Our wireless infrastructure services operating subsidiaries primarily focus their activities in the Eastern and Central United States, under a new business model and with new management and new staff. Our focus in 2009 has been on the rebuilding and investing in our wireless infrastructure services after certain alleged actions by former disloyal employees for breaches of various contractual and fiduciary duties owed to the Company, resulting in a reduction in construction activity by major customers. (See Part II Item I – Legal Proceedings) Our intention is to rebuild our presence in order to be able to support the increased demand in the deployment of wireless/tower system services with leading wireless telecommunication companies in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Juniper Group, Inc. and Subsidiaries (“Juniper” or “the Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the three ended months March 31, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants.  Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The guidance under ASC Topic 105-10 became effective for the Company as of December 31, 2009.  References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

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

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $5.6 million and $44.8 million for the three months ended March 31, 2010 and 2009, respectively.

Stock-Based Compensation.  In February 2007, the Financial Accounting Standards Board (“FASB”) ASC 825-10 which provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have adopted this process.  There was no compensation expense for stock options calculated in 2010 and 2009.

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income (loss) per Common Share.  Earnings per share have been calculated in accordance with Topic 260 “Earnings Per Share” (“EPS”). Topic 260 requires dual presentation of basic EPS and diluted EPS for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.

Net income per common share for the three months ended March 31, 2010 and 2009 has been computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding throughout the quarter of 99,204,288 and 1,195,947, respectively.

All of the weighted average number of common shares outstanding has been adjusted to reflect the one-for-five hundred reverse stock split on August 27, 2009.

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

Reclassifications.  Certain amounts in the 2009 condensed consolidated financial statements were reclassified to conform to the 2010 presentation.

New Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No.162 (the “Codification”) The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification is effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed how the Company refers to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Events.  In preparing the accompanying condensed consolidated financial statements, in accordance with FASB ASC No. 855, the Company has reviewed events that have occurred after March 31, 2010, through the date of issuance of the financial statements on May 13, 2010. During this period the Company did not have any material subsequent events that have not been disclosed herein.

NOTE 4 - PREPAID EXPENSES

At March 31, 2010 and December 31, 2009, prepaid expenses and other current assets consisted primarily of prepaid insurance and legal expenses of approximately $46,300 and $25,000, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Depreciation expense for the three months ended March 31, 2010 and 2009 was $7,956 and $1,032, respectively. At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Vehicles	$62,266	$62,266
Equipment	125,626	85,662
Website costs	44,063	43,131
Leasehold improvements	23,337	23,337
Furniture and fixtures	25,388	25,388
Total property and equipment	280,680	239,784
Accumulated depreciation	125,705	117,750
Property and equipment, net	$154,975	$122,034

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

The following is a summary of the convertible debentures and notes payable on the balance sheet at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
Description	2010	2009
Note payable to bank	$321,907	$321,907
Notes payable to others	78,331	106,207
Callable Secured Convertible Notes (net of unamortized debt discount of $428,136 at March 31, 2010 and $576,782 at December 31, 2009)	2,103,978	1,955,330
2009 Convertible Notes (net of unamortized debt discount of $725,696 at March 31, 2010 and $810,970 at December 31, 2009)	246,804	176,530
Convertible Notes (net of unamortized debt discount of $1,422,243 at March 31, 2010 and $1,142,079 December 31, 2009)	568,917	620,418
	3,319,937	3,180,392
Less current portion	2,283,374	2,256,056
	$1,036,563	$924,336

A subsidiary of the Company had a bank line of credit of approximately $322,000, including accrued interest, all of which was outstanding at December 31, 2007 at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank has not been repaid and remains payable at December 31, 2009.

A 7% Convertible Note matured in 2007 and is currently classified in the current portion of Notes Payable as terms for an extension are currently being negotiated.

Notes payable includes the settlement of a lawsuit against a former consultant for $310,000. Monthly payments are approximately $7,200.

Callable Secured Convertible Notes. The Company has entered into a series of Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of Common Stock at a discount of 65% based upon the average of the three lowest intraday trading prices for the Common Stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and the receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to rates of 12% or 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes, as adjusted for reverse stock splits, the NIR Group also received warrants to purchase a total of 500,300 shares of Common Stock of the Company at exercise prices ranging from $.50 to $13,000 per share and expire on dates through December 2015 (see footnote 6). On January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes.  The total principal outstanding relating to all of the Callable Notes at March 31, 2010 was $2,532,114, of which $1,817,282, including $671,703 which is past due, is classified as a current liability in the accompanying condensed consolidated balance sheet.

In addition, the conversion price of the Callable Notes and the exercise price of the warrants will be adjusted in the event that we issue Common Stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2009 Convertible Notes. On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ (the “JMJ Note”) in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. As of March 31, 2010 the Company has received $145,000 toward the satisfaction of the Secured & Collateralized Promissory Note from JMJ. The JMJ Note is convertible into the Common Stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding Common Stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

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

The JMJ Note together with Redwood Note-I and Redwood Note-II are collectively referred to as the 2009 Convertible Notes. All of the 2009 Convertible Notes, totaling $972,500 at March 31, 2010, are classified as a long term liability in the accompanying condensed consolidated balance sheet.

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, accrued interest payable, goods or services.  The Convertible Notes have maturities ranging from two to seven years and accruing interest at rates ranging from 2% to 15%.  The Convertible Notes are generally convertible into Common Stock of the Company at an exercise price equal to the lowest closing bid price for the 10 trading days prior to conversion. The Company issued approximately $291,000 of new Convertible Notes during the three months ended March 31, 2010. At March 31, 2010 the Convertible Notes had an outstanding principal balance of approximately $1,990,000 of which approximately $241,000 is classified as a current liability in the accompanying condensed consolidated balance sheet.

Due to the indeterminate number of shares which might be issued under the convertible conversion feature of the Callable Notes, the 2009 Convertible Notes and the Convertible Notes outstanding, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible debentures payable which is included in the liabilities in the accompanying condensed consolidated balance sheets as a “derivative liability”.

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

12% Convertible Non-Voting Preferred Stock.  The Company's 12% non-voting convertible redeemable preferred stock (“Preferred Stock”) entitles the holder to dividends equal to 12% of the Preferred Stock liquidation preference of $2.00 per annum, or $.24 per annum per share, payable quarterly on March 1, June 1, September 1, and December 1 in cash or common stock of the Company having an equivalent fair market value. At March 31, 2010 and December 31, 2009, 25,357 shares of the Preferred Stock were issued and outstanding.

On February 15, 2010, the Board of Directors authorized the payment of the accrued Preferred Stock dividend to be settled in shares of the Company's common stock or cash, at the discretion of the Chief Executive Officer. Accrued and unpaid dividends at March 31, 2010 were $48,675. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of the Preferred Stock dividend is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (“SEC”).

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

No dividends have been paid during the three months ended March 31, 2010.

Series B Voting Preferred Stock.  The Company filed a Certificate of Designation of Convertible Redeemable Series B Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible after the earlier of (i) forty-five days after the conversion of the Callable Notes issued in our recent financings, or (ii) 12 months after a registration statement is declared effective, at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. The holders of Series B Preferred Stock have the right to vote together with holders of the Corporation’s common stock,

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on a 30 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock. As of March 31, 2010 and December 31, 2009, 106,294 and 106,670  shares of Series B Preferred Stock, respectively, were issued and outstanding.

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price of the Company’s common stock.

Series C Voting Preferred Stock.  The Company filed a Certificate of Designation of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the common stock is above $1.00 per share; (ii) the Company’s common stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least $4 million; (vi) the Company has a minimum of $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s common stock, on a 30 votes per share basis, not as a separate class, on matters presented to the holders of the common stock. On February 14, 2008, 220,000 shares of Series C Preferred Stock were issued to the Company’s President. As of March 31, 2010 and December 31, 2009, 300,000 shares of Series C Preferred Stock were issued and outstanding.

Non-Convertible Series D Voting Preferred Stock.  The Company filed a Certificate of Designation of Series D Preferred Stock (“Series D Preferred Stock”) on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 60 votes per share basis, and not as a separate class, on all matters presented to the holders of the common stock.  The shares of Series D Preferred Stock are not convertible into common stock of the Company.  The Company issued 6,500,000 shares of Series D Preferred Stock to the Company’s President all of which was outstanding at March 31, 2010 and December 31, 2009.

Non-Convertible Series E Voting Preferred Stock.  On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 95 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock.  The shares of the Series E Preferred Stock are not convertible into common stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock to the Company’s President, all of which was outstanding at March 31, 2010 and December 31, 2009.

Warrants.  A summary of warrants outstanding at March 31, 2010, after giving effect to the one for five hundred reverse stock split on August 27, 2009 is as follows:

Warrants	Date Issued	Expiration Date	Price
317	Various	Various Dates thru 6/29/15	$500 - $5,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$2.50
50,000	11/5/08	12/3/15	$0.50
180,000	12/3/08	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,317

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Services, entered into a sublease for its New York offices from a company 100% owned by the Company’s President.  The lease and Services sublease on this space expires on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord   Rent expense for the three months ended March 31, 2010 and 2009 was approximately $16,000.

Throughout 2010 and 2009, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at March 31, 2010 and December 31, 2009 was approximately $918,000 and $867,000, respectively\

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which expired on August 31, 2008, and  provides for his employment as President and Chief Executive Officer at an annual salary of approximately $236,000.  The Board of Directors, has authorized an extension of his employment agreement expiring on August 31, 2010, adjusted  his annual salary for the CPI and for the reimbursement of certain expenses and insurance. Additionally, the Employment Agreement provides that Mr. Hreljanovic may receive shares of the Company’s Common Stock as consideration for services rendered to the Company. Due to a working capital deficit, Mr. Hreljanovic received in gross of $27,770 and the balance due of $207,814 was accrued and not paid.

Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $918,000 at March 31, 2010.   Mr. Hreljanovic incorporated Tower West Communications, Inc. a Florida corporation, organized on January 2009 (“Tower West”) and Ryan Pierce Group, Inc., organized in July 2009 (“Ryan Pierce”).  Mr. Hreljanovic paid all fees and costs associated with the organization of these companies.   Juniper Services, Inc. owns a 100% interest in Tower West and Ryan Pierce subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s security interest in Tower West and Ryan Pierce extinguishes upon payment in full of all compensation owed him.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to his accrued salary and to a lump sum cash payment equal to approximately three times his current base salary.

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

Year	Amount
2010	$48,900
2011	$67,200
2012	$69,200
2013	$71,300
2014	$73,400
Thereafter	$153,500

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and demanded full payment

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim.

NOTE 10 - INCOME TAXES

No provision has been made for Federal and state income taxes due to the losses incurred. As a result of losses incurred through December 31, 2009, the Company has net operating loss carry forwards of approximately $28.8 million. These carry forwards expire through 2028.

In accordance with ASC 740, the Company recognized deferred tax assets of approximately $11.6 million at December 31, 2009. A full valuation allowance has been established due to the uncertainly regarding the Company’s ability to generate income sufficient to utilize the tax losses during the carryforward period.

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

NOTE 12 -GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2010 the Company had a working capital deficit of approximately $5.5 million and a stockholders’ deficit of approximately $16.5 million. In addition, the Company has defaulted on several of its liabilities and has discontinued the operations of New Wave. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Primarily, revenues have not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:

•	Obtaining additional wireless and broadband contracts;

•	Formulating plans to build or acquire broadband/wireless towers that can be leased to major wireless service providers;
•	Using stock and stock option-based compensation to cover payroll and other permissible labor costs;

•	Raising additional capital through the sale of various debt and/or equity instruments;
•	Leveraging the Companies’ resources by retaining and increasing our work force through subcontractors;
•	Negotiating and settling existing debts for less than current amounts owed;
•	Reducing expenses through consolidating or disposing of certain subsidiary companies;

•	Converting certain debt into shares of the Company’s common stock;
•	Implementing a major marketing campaign to increase the demand for our broadband and wireless services; and
•	Seeking strategic acquisitions candidates to guarantee its growth in the broadband and wireless sectors.

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the Company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2010 and 2009 the Company:

•	issued approximately 56,562,000 and 166,000 shares, respectively, of its Common Stock upon conversion of approximately $155,000 and $8,500, respectively, of its Convertible Debentures;
•	issued 0 and approximately 680,000 shares, respectively, of its Common Stock upon conversion of approximately $0 and $101,000, respectively, of current liabilities;
•	issued approximately 4,577,000 and 68,000 shares, respectively, of its Common Stock upon conversion of approximately 380 and 2,060 shares, respectively, of Series B Preferred Stock;
•	issued 0 and 31,000,000 shares, respectively, of Series E Preferred Stock to the Company’s President as settlement of $31,000 of the accrued compensation due him;
•
recognized approximately $291,000 and $0, respectively, of unamortized debt discount and $291,000 and $0, respectively, of derivative liability relating to the issuance of new convertible debentures; and

•	issued $162,000 and $0, respectively, of convertible debentures in exchange for current liabilities.

NOTE 14 – SUBSEQUENT EVENTS

On May 10, 2010 Ryan Pierce and Tower West, both indirect wholly owned subsidiaries of Juniper, secured a temporary restraining order prohibiting certain former employees from soliciting current employees of the subsidiaries or using or disclosing the subsidiaries’ proprietary information pending a preliminary injunction hearing.  The two subsidiaries filed suit in the Supreme Court of the State of New York in the county of Nassau against five former employees and a consultant.  Among other things the complaint against alleges that the former employees acted in concert and conspired to acted to misappropriate the business, good will, employees and proprietary information of the Company and to intentionally and maliciously damage the business of the Company. The complaint seeks injunctive relief and damages arising out of the actions of the former employees and consultant.

JUNIPER GROUP, INC.
AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three month periods ended March 31, 2010. Our fiscal year end is December 31.

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

The Company’s predominant focus is on broadband installation and wireless infrastructure service.  These services are conducted through Juniper Services, Inc. (“JSI”), which is wholly owned by Juniper Entertainment, Inc. (“JEI”), a wholly owned subsidiary of the Juniper Group, Inc.

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

Broadband Installation and Wireless Infrastructure Services

The Company’s broadband installation and wireless infrastructure services are conducted by Tower West and Ryan Pierce both are wholly owned subsidiaries of JSI. The Company’s wireless broadband and wireless installation services are performed on a national basis. Services are aimed at supporting the demand in the deployment and maintenance of wireless, tower systems services with leading telecommunication companies, providing site surveys, tower construction, microwave system and software installations for leading telecommunications companies.

Operations primarily consist of infrastructure services for the maintenance of broadband and wireless towers and other structures.  The Company is able to leverage its abilities to perform its infrastructure services on a nationwide basis by using local subcontractors in various regions that it obtains contracts throughout the United States.  As a result of using subcontractors, we should be capable of providing our services anywhere within the United States.

Our clients include: Clearwire, currently in process of building out nationwide mobile WIMAX network and is on track to cover over 120 million people in 80 markets by the end of 2010, BCI Communications, Inc., American Tower, Maxton Technology, and Communication Construction

JUNIPER GROUP, INC.
AND SUBSIDIARIES

Group, supporting Verizon on the FTTP Path Creation (FIOS) project.  We expect to utilize our new abilities to provide our wireless and broadband infrastructure services nationwide.  In some instances, our current clients maybe used as the platform for our national expansion aspirations and fuel what could be substantial future growth.

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

We believe that the demand for broadband installation and wireless infrastructure services will increase in the wireless broadband segment during the balance of 2010 and beyond through the continued support of the cellular market and through a robust wireless industry.  More specifically, consumers are increasingly using more and more bandwidth on millions of wireless devices throughout the United States.  This demand is fueling the need to update existing towers or the construction of new towers that support third generation (“3G”) and/or fourth generation (“4G”) technologies at increasing rates.  The increased consumer demand is expected to propel the Company’s business well into the future. Consequently, the Company’s efforts are focused on being able to handle these opportunities with existing and new staff in order to meet its client’s needs utilizing subcontractors.

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

The Company plans to concentrate its efforts for the balance of 2010 on providing its services to key national wireless and broadband providers on a national platform with support from its subcontractors. The Company believes that this strategy will allow the Company to grow while maintaining cost controls.  As the economic environment improves, the Company believes that its future prospects for the expansion of its services in the wireless Infrastructure segment will remain strong. Management believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Tower West and Ryan Pierce.

The opportunity for Tower West and Ryan Pierce to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by its ability to:

(i)           Financially support national agreements entered into and to finance continuing growth and fund management recruitment, certifications, training and payroll, as well as the financing of operating cash flow requirements to support subcontractor costs. This will require additional financing on a timely basis;

(ii)           Maximizing capital availability for potential new services being developed by providers in the broadband and wireless market.  The Company evaluates opportunities for services to its customers based on capital investment requirements, the potential profit margin, and the customer’s payment practices; and

JUNIPER GROUP, INC.
AND SUBSIDIARIES

 (iii)           Focusing on accounts receivable financing which may increase available cash flow. The issues that rank high on evaluating new business opportunities are the customer’s qualification to meet the accounts receivable financing requirements.

Results of Operations

Reader’s should note that in November 2008 the Company ceased operations of New Wave Communications, Inc. (“New Wave”) due to the alleged malicious acts of Michael and James Calderhead as more fully disclosed under Part II-Item 1 Legal Proceedings.  The Calderhead’s alleged bad acts forced Juniper to close New Wave which in turn precipitated the creation of two new operating subsidiaries: Tower West and Ryan Pierce. These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior have cause financial reverberations throughout the Company’s operations as indicated in the comparisons below.

Revenue

Gross revenues for the three month period ended March 31, 2010, were $990,671 as compared to $0 for the same period in 2009. Revenues for the three month period ended March 31, 2010 are a result of the creation of Tower West and Ryan Pierce and the Company devoting its resources to building its wireless infrastructure services business in 2009 which has continued to develop in 2010.  The lack of revenues in 2009 is a direct result of the Company terminating the operations of New Wave in 2008 resulting in no operations or revenues during the first quarter of 2009.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross profit of $177,011 for the three month period ended March 31, 2010, compared to a gross loss of $3,974 for the comparable period in 2009. The increase in gross profit for the three months ended March 31, 2010 versus the prior year was a result of the Company growing its wireless infrastructure service business versus no operations in the comparable period in the prior year. The gross profit percent of $17.9% was below expectations due to the necessity of keeping crews idle in certain markets while waiting for our customer to assign us work.

Net Income
Juniper recorded a net income of $4,847,386 for the three month period ended March 31, 2010, as compared to net income of $44,182,909 for the comparable period in 2009. The decrease in net income is predominately due to a decrease in the gain on adjustment of derivative and warrant liabilities of $39,121,001.

Juniper may not operate at a profit through the remainder of 2010.  Juniper's revenues are tied to its ability to obtain additional wireless and broadband infrastructure construction contracts.  Juniper is entering new markets and expects to obtain additional contracts prior to the end of 2010; however no assurance can be given that such additional contracts will be obtained prior to the end of the year.   Nonetheless, management does not anticipate generating sufficient revenues from new contracts such that Juniper will have operating profits by December 31, 2010. There can be no guarantee that profitability or revenue growth can be realized in the future.

JUNIPER GROUP, INC.
AND SUBSIDIARIES

Expenses

Selling, general and administrative expenses for the three month periods ended March 31, 2010 and 2009 were $562,094 and $254,399, respectively. The increase of $307,695, or 121%, in 2010 was due primarily to the fortification of the  Company’s internal infrastructure in late 2009 and into 2010 in order to support the new business model. This included the three additional sales and marketing personnel (approximately $100,000), travel and entertainment expenses (approximately $22,000), the addition of three support staff and a full time controller (approximately $103,000), and an increase in legal fees (approximately $$17,000).versus the cessation of operations of New Wave in 2008 resulting in minimal selling, general and administrative expenses in 2009.

Impairment of film licenses was $0 for the three months ended March 31, 2010 versus $27,563 for the same period in 2009.  In late 2009 we decided not to devote the resources of the Company in the area of film licenses and determined that the film licenses remaining at that time should be fully written off.  Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available.

Other Income (Expense)

The gain on the adjustment of derivative and warrant liability decreased to $5,617,798 from $44,738,799 for the three month period ended March 31, 2010 versus 2009, respectively. The decrease is a result of the change in the fair market value of the Company’s common stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

The loss on the amortization of debt discount increased by $75,464 to ($245,019) in the three month period March 31, 2010 versus ($169,555) for the three months ended March 31, 2009.  The increase in the amortization of debt discount is a result of an increase in discounted debt from 2009 to 2010.

Interest expense increased by $26,911 to $138,789 in the three month period ended March 31, 2010 versus $111,878 for the three months ended March 31, 2009.  The increase in interest expense is a result of an increase in debt from 2009 to 2010.

Liquidity and Capital Resources

On March 31, 2010, Juniper had current assets of $902,517 compared to current assets of $686,845 at December 31, 2009 and working capital deficit of $5,542,805 at March 31, 2010, as compared to a working capital deficit of $5,298,231 at December 31, 2009. The increase in the working capital deficit of $244,574 is due primarily to increases in accounts payable and accrued expenses of approximately $380,000, an increase in due to officer of approximately $51,000, a decrease in accounts receivable of approximately $264,000 and a decrease in cash of approximately $52,000 offset by an increase in the unbilled accounts receivable of approximately $501,000.

Net cash used in operating activities for the three months ended March 31, 2010 was $139,524 compared to $218,047 for the three months ended March 31, 2009. The decrease of $78,523 in cash used in operating activities was due to the reduction in accounts receivable and an increase in accounts payable and accrued expenses offset by an increase in unbilled accounts receivable. Among the obligations that the Company has not had sufficient cash to pay include certain payroll, payroll taxes and the funding of its subsidiary operations. Certain employees, creditors and consultants have agreed, from time to time, to receive the Company’s Common Stock in lieu

JUNIPER GROUP, INC.
AND SUBSIDIARIES

of cash. In these instances, the Company has determined the number of shares to be issued based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service and has entered into payment plans with both the New York State Department of Finance and Internal Revenue Service.

Net cash provided by financing activities for the three months ended March 31, 2010 was $114,934 as compared to $207,110 for the comparable period in 2009. The Company also issued a total of $226,155 of convertible debentures in exchange for equipment, goods and services.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2010. In addition, any event of default such as our failure to repay the principal or interest on our Convertible Debentures when due, our failure to issue shares of Common Stock upon conversion by the holder, or the breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Convertible Debentures will be converted into shares of our Common Stock, in accordance with the terms of the Convertible Debentures. If we are required to repay the Convertible Debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Convertible Debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff. As discussed more fully in Part II-Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims.  New Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at March 31, 2010 of approximately $2.6 million.

Financing

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of Callable Secured Convertible Notes and warrants to purchase 1,000,000 shares of our Common Stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of Callable Secured Convertible Notes and stock purchase warrants to purchase 7,000,000 shares of our Common Stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of Callable Secured Convertible Notes and stock purchase warrants to purchase 20,000,000 shares of our Common Stock.  As part of the September 2007 financing, our Chief

JUNIPER GROUP, INC.
AND SUBSIDIARIES

Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%. The Callable Secured Convertible Notes are due and payable, with 8% interest, unless sooner converted into shares of our Common Stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of Callable Secured Convertible Notes and warrants to purchase 1,000,000 shares of our Common Stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and Stock Purchase Warrants to purchase 500,000 shares of Common Stock. On June 20, 2008, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes.  On July 29, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and the interest rate on all of the Callable Secured Notes increased to 12%.  On September 24, 2008, we entered into a financing agreement involving the sale of additional $70,000 principal amount of Callable Secured Notes.   On November 5, 2008, we entered into a financing agreement involving the sale of additional $61,000 principal amount of Callable Secured Notes and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.  On December 3, 2008, we sold $4,000 Stock Purchase Warrants to purchase 180,000  shares of Common Stock.   On December 5, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.  On March 11, 2009, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes, and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.  Several of the Callable Secured Notes had warrants attached.  Due to the reverse stock splits in 2008 and 2009 the number of shares of Common Stock that can be purchased pursuant to these warrants had been reduced to approximately 500,000 with exercise prices ranging from $0.25 to $5,000.

We currently have approximately $2,400,000 Callable Secured Convertible Notes outstanding, after giving effect to conversions throughout the year. On January 31, 2008 and November 10, 2008, $147,542 and $191,100 respectively, of accrued interest on these notes was converted to a debenture with similar terms and conditions, bearing interest at 2% per annum. In addition, upon any event of default,  such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement, the full amount of the Callable Secured Convertible Notes would immediately become due,. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s Common Stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our Common Stock, in accordance with the terms of the Callable Secured Convertible Notes, the full conversion of these notes is dependent on the amount of the Company’s authorized Common Stock.   The Company filed an Information Statement on September 15, 2008, pursuant to section 14 (c) of the Securities Exchange Act of 1934, as amended, to increase the number of  authorized shares of Common Stock, $.001 par value,  from 200 million  to 5 billion, and our preferred stock, par value $0.001, to 500 million.  If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As discussed more fully in PartII-Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations

JUNIPER GROUP, INC.
AND SUBSIDIARIES

in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims. Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.

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

During the three month period ended March 31, 2010, the Company converted approximately $162,400 of loans and advances received from various parities and accrued interest payable into Convertible Notes. The Convertible Notes mature three years from the effective date with an interest rates ranging from 2% of 14% per annum.

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

JUNIPER GROUP, INC.
AND SUBSIDIARIES

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

Seasonality

The provision of services for broadband installation and wireless infrastructure deployment is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results. Inclement weather may lower the demand for our services in the winter months, as well as other times of the year. Furthermore, the weather can delay our crew’s ability to perform services.  Natural catastrophes, such as the recent hurricanes in the United States, could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods. However, these natural catastrophes historically have generated additional revenue subsequent to the event.

Inflation

We believe that inflation has generally not had a material impact on our operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief

JUNIPER GROUP, INC.
AND SUBSIDIARIES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Since the filing of Juniper's Form 10-K for the period ended December 31, 2009, no material changes have occurred to the legal proceedings reported therein. For more information, please see Juniper's Form 10-K for the year ended December 31, 2009 filed May 15, 2010.

The litigation involving Michael and James Calderhead is disclosed below due to the alleged significant damage that their actions have caused the Company.  The Calderheads’ bad acts forced Juniper to close New Wave Communications, Inc. which in turn precipitated the creation of new operating subsidiaries, Tower West and Ryan Pierce, in the wireless and broadband infrastructure construction services business.  These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior have cause financial reverberations throughout the Company’s operations as noted in the Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

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

JUNIPER GROUP, INC.
AND SUBSIDIARIES

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

JUNIPER GROUP, INC.
AND SUBSIDIARIES

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

On May 8, 2008,   Alan Andrus filed an action against Juniper Group, Inc. in the United States District Court for the Eastern District of New York Index No. 08 Civ. 1900. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is ongoing and while no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.

In Re New Wave Communications, Inc. a Chapter 11 Bankruptcy petition was filed on November 7, 2008 in the U.S. Bankruptcy Court for the Southern District of Indiana (Indianapolis) and assigned case #08-13975-JKC-11.  The petition was voluntarily dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.
Potential Litigation

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim.

On May 10, 2010 Ryan Pierce and Tower West, both indirect wholly owned subsidiaries of Juniper, secured a temporary restraining order prohibiting certain former employees

JUNIPER GROUP, INC.
AND SUBSIDIARIES

from soliciting current employees of the subsidiaries or using or disclosing the subsidiaries’ proprietary information pending a preliminary injunction hearing.  The two subsidiaries filed suit in the Supreme Court of the State of New York in the county of Nassau against five former employees and a consultant.  Among other things the complaint against alleges that the former employees acted in concert and conspired to acted to misappropriate the business, good will, employees and proprietary information of the Company and to intentionally and maliciously damage the business of the Company. The complaint seeks injunctive relief and damages arising out of the actions of the former employees and consultant.

ITEM 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009.

JUNIPER GROUP, INC.
AND SUBSIDIARIES

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2010, the Company converted approximately $162,400 of loans and advances received from various parities and accrued interest payable into Convertible Notes. The Convertible Notes mature three years from the effective date with an interest rates ranging from 2% of 14% per annum.

The Company approved the conversion of Callable Notes and the conversion of Series B Preferred Stock, (collectively referred to as the “Convertible Securities”) into unrestricted shares of common stock pursuant to the provisions of Rule 144(b)(1).  The Convertible Securities were originally issued under 4(2) as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  A total of 61,138,878 shares of unrestricted stock were issued during the three months ended March 31, 2010 in exchange for satisfaction of $155,301 in Convertible Securities conversions. The conversions were taken in response to the request of the holders of the Convertible Securities and upon satisfactory compliance with the provisions of Rule 144 and its provisions as set forth above.

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

ITEM  3. Defaults upon Senior Securities

On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.
Potential Litigation

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim.

JUNIPER GROUP, INC.
AND SUBSIDIARIES

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

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

JUNIPER GROUP, INC.
AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

JUNIPER GROUP, INC.

Date: May 17, 2010

By: /s/ Vlado P. Hreljanovic
 ---------------------------------------
 Vlado P. Hreljanovic
 Chairman of the Board, President,
 Chief Executive Officer and
 Chief Financial Officer

JUNIPER GROUP, INC.
AND SUBSIDIARIES

Index to Exhibits

Exhibit	Description

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