Form 10-Q
period 2010-08-12
JUNIPER GROUP INC
filed 2010-08-13
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 287,293,882 shares of common stock, $.0001 par value per share, as of August 13, 2010.

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

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating and future financial performance.  Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•	competition from existing competitors and new competitors entering our industry;
•	demand for our services;
•	the cost of industry conditions;
•	changes in the laws or regulations affecting the industry in which we operate;
•	the outcome of litigation and other proceedings, including the matters described under Part II, Item 1. Legal Proceedings and Note 9 of the condensed consolidated financial statements;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	the level of our expenses; and
•
the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

ITEM 1. Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
	June 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$26,885	$87,663
Accounts receivable-trade (net of allowance)	533,281	466,041
Unbilled accounts receivable	309,270	99,462
Inventory	19,037	-
Other current assets	37,117	33,679
Total current assets	925,590	686,845

Property and equipment, net	109,132	122,034
Note receivable	605,000	605,000
Other assets	14,032	14,050
Total assets	$1,653,754	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$30,512	$-
Accounts payable and accrued expenses	2,795,614	2,802,868
Convertible debentures and notes payable – current portion	2,589,624	2,256,056
Preferred stock dividend payable	50,197	47,154
Due to officer	973,992	866,503
Due to shareholders & related parties	40,649	12,495
Total current liabilities	6,480,588	5,985,076

Convertible debentures and notes payable, less current portion	1,310,848	924,336
Derivative liability related to convertible debentures	13,636,306	16,053,105
Warrant liability related to convertible debentures	1,398	7,550

Total liabilities	21,429,140	22,970,067

Stockholders’ Deficit:

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 25,357 shares authorized: 25,357 shares issued and outstanding at     June 30, 2010 and December 31, 2009: aggregate liquidation preference, $50,714 at June 30, 2010 and December 31, 2009

	2,536	2,536
Voting convertible redeemable series B preferred stock: $0.10 par value 135,000 shares authorized: 106,294 shares issued and outstanding at June 30, 2010, and 106,670 shares issued and outstanding at December 31, 2009

	10,629	10,667
Voting convertible redeemable series C preferred stock: $0.10 par value 300,000 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009
	30,000	30,000
Voting non-convertible series D preferred stock: $0.001 par value 6,500,000 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009
	6,500	6,500
Voting non-convertible series E preferred stock: $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009
	31,000	31,000
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 241,766,460 shares issued and outstanding at June 30, 2010 and 81,807,548 shares issued and outstanding at December 31, 2009
	24,176	8,181
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,433,113	2,444,367
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	24,051,441	23,628,851
Accumulated deficit	(46,409,387)	(47,748,846)

Total stockholders’ deficit	(19,775,386)	(21,542,138)

Total liabilities & stockholders’ deficit	$1,653,754	$1,427,929

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009

Revenues:
Wireless infrastructure services	$707,785	$109,073
Total revenues	707,785	109,073

Operating costs:
Wireless infrastructure services	355,519	53,255
Total operating costs	355,519	53,255

Gross profit	352,266	55,818

Costs and expenses:
Selling, general and administrative expenses	460,578	325,501
Impairment of film licenses	-	6,891
Total costs and expenses	460,578	332,392

Net (loss) before other income (expense)	(108,312)	(276,574)

Other income (expense):
Loss on adjustment of derivative and warrant liabilities to fair value	(2,903,595)	(6,311,243)
Amortization of debt discount	(380,258)	(335,605)
Interest expense	(114,240)	(108,198)
Settlement Income	-	(3,000)
	(3,398,083)	(6,758,046)

Loss before provision for income taxes	(3,506,405)	(7,034,620)

Provision for income taxes	-	-

Loss before preferred stock dividends	(3,506,405)	(7,034,620)

Preferred stock dividend	(1,522)	(1,522)

Net loss available to common stockholders	$(3,507,927)	$(7,036,142)

Weighted average number of shares outstanding	250,960,731	5,252,408
Basic and diluted net loss per common share	$(0.01)	$(1.34)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES,
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Revenues:
Wireless infrastructure services	$1,698,456	$109,073
Total revenues	1,698,456	109,073

Operating costs:
Wireless infrastructure services	1,169,179	57,229
Total operating costs	1,169,179	57,229

Gross profit	529,277	51,844

Costs and expenses:
Selling, general and administrative expenses	1,022,672	560,083
Impairment of film licenses	-	6,891
Total costs and expenses	1,022,672	566,974

Net (loss) before other income (expense)	(493,395)	(515,130)

Other income (expense):
Gain on adjustment of derivative and warrant liabilities to fair value	2,714,203	38,427,556
Amortization of debt discount	(625,277)	(505,160)
Interest expense	(253,029)	(220,076)
Settlement Income	-	(16,000)
	1,835,897	37,686,320

Income before provision for income taxes	1,342,502	37,171,190

Provision for income taxes	-	-

Income before preferred stock dividends	1,342,502	37,171,190

Preferred stock dividend	(3,043)	(3,043)

Net income available to common stockholders	$1,339,459	$37,168,147

Weighted average number of shares outstanding	175,889,165	3,235,383
Basic net income per common share	$0.01	$11.49
Fully diluted weighted average number of shares outstanding	175,889,165	91,724,959
Fully diluted net income per common share	$0.01	$0.41

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$1,339,459	$37,168,147
Adjustments to reconcile net cash provided by operating activities:
Unrealized (gain) loss of derivative liabilities	(2,714,203)	(38,427,556)
Amortization of debt discount	625,277	505,160
Depreciation	18,582	7,298
Issuance of convertible debentures in exchange for goods and services	114,377	-
Amortization of film licenses	-	6,891
Changes in operating assets and liabilities:
Accounts receivable	(67,240)	(109,073)
Unbilled accounts receivable	(209,808)	-
Inventory	(19,037)	-
Other current assets	(3,438)	(33,898)
Accounts payable and accrued expenses	365,270	284,609
Due to officers and shareholders	135,643	85,894
Preferred stock dividend payable	3,043	3,043
Net cash used in operating activities	(412,075)	(509,485)

Investing activities:
Purchase of equipment and licenses	(40,523)	(10,500)
Net cash used for investing activities:	(40,523)	(10,500)

Financing activities:
Bank overdraft	30,512	-
Repayment of borrowings	(22,857)	(14,445)
Proceeds from borrowings	384,165	512,578
Net cash provided by financing activities:	391,820	498,133

Net decrease in cash and equivalents	(60,778)	(21,852)
Cash at beginning of the period	87,663	7
Cash at end of the period	$26,885	$(21,845)
Supplemental cash information:
Interest paid	$-	$429
Taxes paid	$1,162	$-

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF JUNE 30, 2010 (UNAUDITED)
	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock			Series E Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC

Balances at December 31, 2009	25,357	$2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	81,807,548	8,181	23,628,851	(47,748,846)	$(21,542,138)
Common stock issued in exchange for current liabilities																2,500,000	250	10,875		11,125
Common stock issued in exchange for Series B preferred stock				(376)	(38)	(11,254)										4,577,000	457	10,835		-
Common Stock issued in exchange of convertible debentures																152,881,912	15,288	400,880		416,168
Net income																			1,339,459	1,339,459
Balances at June 30, 2010	25,357	$2,536	22,606	106,294	10,629	2,433,113	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	241,766,460	24,176	24,051,441	(46,409,387)	$(19,775,386)
,

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS

Our wireless infrastructure services operating subsidiaries primarily focus their activities in the Eastern and Central United States, under a new business model and with new management and new staff.  Our intention is to restore our presence in order to be able to support the increased demand in the deployment of wireless infrastructure services with leading wireless telecommunication companies in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Juniper Group, Inc. and Subsidiaries (“Juniper” or “the Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company follows the guidance in the ASC 605-25 in recognizing income. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The actual costs required to complete a project and, therefore, the profit eventually realized, could differ materially in the near term. .

Accounts Receivable.  Accounts receivable is stated at the amount billed to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. The Company’s policy is not to accrue interest on past due trade receivables.

Unbilled Accounts Receivable. Unbilled accounts receivable represents revenue on work performed for which the Company is waiting to receive a purchase order from the customer.  Due to the nature of the industry, customers often request that maintenance and repair and emergency work be performed prior to issuing purchase orders.

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable. Concentration of credit risk with respect to the wireless infrastructure and entertainment services segments are primarily subject to the financial condition of the segment's largest customers.

Property and Equipment.  Property and equipment, including assets under capital leases, are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives, which generally ranges from 3 to 5 years.  Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired are otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $2.9 million and $6.3 million for the three months ended June 30, 2010 and 2009, respectively, and an unrealized gain of approximately $2.7 million and $38.4 million for the six months ended June 30, 2010 and 2009, respectively.

Stock-Based Compensation.  In February 2007, the Financial Accounting Standards Board (“FASB”) adopted ASC 825-10 which provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have adopted this process.  There was no compensation expense for stock options calculated in 2010 and 2009.

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

Net income per common share for the three and six months ended June 30, 2010 and 2009 has been computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding throughout the quarter.

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

Subsequent Events.  In preparing the accompanying condensed consolidated financial statements, in accordance with FASB ASC No. 855, the Company has reviewed events that have occurred after June 30, 2010, through the date of issuance of the financial statements on August 13, 2010. During this period the Company did not have any material subsequent events that have not been disclosed herein.

NOTE 4 – OTHER CURRENT ASSETS

At June 30, 2010 and December 31, 2009, other current assets consisted primarily of prepaid insurance of approximately $31,500 and $25,000, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Depreciation expense for the six months ended June 30, 2010 and 2009 was $18,582 and $1,032, respectively. At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
Vehicles	$62,266	$62,266
Equipment	116,601	85,662
Website costs	14,891	43,131
Leasehold improvements	23,337	23,337
Furniture and fixtures	25,388	25,388
Total property and equipment	242,483	239,784
Accumulated depreciation	133,351	117,750
Property and equipment, net	$109,132	$122,034

NOTE 6 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

The following is a summary of the convertible debentures and notes payable on the balance sheet at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
Description	2010	2009
Note payable to bank	$321,907	$321,907
Notes payable to others	55,300	106,207
Callable Secured Convertible Notes (net of unamortized debt discount of $297,929 at June 30, 2010 and $576,782 at December 31, 2009)	2,234,183	1,955,330
2009 Convertible Notes (net of unamortized debt discount of $601,913 at June 30, 2010 and $810,970 at December 31, 2009)	340,585	176,530
2010 Convertible Notes (net of unamortized debt discount of $49,680 at June 30, 2010)	320	-
Convertible Notes (net of unamortized debt discount of $1,246,285 at June 30, 2010 and $1,142,079 December 31, 2009)	948,177	620,418

	3,900,472	3,180,392
Less: current portion	2,589,624	2,256,056
	$1,310,848	$924,336

A subsidiary of the Company had a bank line of credit of approximately $322,000, including accrued interest, all of which was outstanding at June 30, 2010 and December 31, 2009, at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank has not been repaid and remains payable at June 30, 2010 and December 31, 2009.

A 7% Convertible Note matured in 2007 and is currently classified in the current portion of Notes Payable as terms for an extension are currently being negotiated.

Notes payable at December 31, 2009 includes the settlement of a lawsuit against a former consultant originally for $310,000. As of June 30, 2010 this obligation had been fully satisfied.

Callable Secured Convertible Notes. The Company  entered into a series of Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of Common Stock at a discount of 65% based upon the average of the three lowest intraday trading prices for the

Common Stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and the receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes, as adjusted for reverse stock splits, the NIR Group also received warrants to purchase a total of 500,317 shares of Common Stock of the Company at exercise prices ranging from $0.50 to $5,000 per share and expire on dates through December 2015 (see footnote 7). On January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes bearing interest at 2%.  The total principal outstanding relating to all of the Callable Notes at June 30, 2010 was $2,532,114, of which $1,918,099, including $1,171,703 which is past due, is classified as a current liability in the accompanying condensed consolidated balance sheet.

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

2009 Convertible Notes. On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ (the “JMJ Note”) in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. As of June 30, 2010 the Company has received $145,000 toward the satisfaction of the Secured & Collateralized Promissory Note from JMJ. The JMJ Note is convertible into the Common Stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding Common Stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

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

The JMJ Note together with Redwood Note-I and Redwood Note-II are collectively referred to as the 2009 Convertible Notes. All of the 2009 Convertible Notes, totaling $972,500 at June 30, 2010, are classified as a long term liability in the accompanying condensed consolidated balance sheet.

2010 Convertible Notes.  On June 23, 2010, the Company entered into a $50,000 convertible note with Redwood Management LLC.  (“Redwood Note-III”) The Redwood Note-III has a three year term, bears interest at 7% and is convertible into Common Stock at an exercise price equal to 50% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-III, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, accrued interest payable, goods or services.  The Convertible Notes have maturities ranging from two to seven years and accruing interest at rates ranging from 2% to 15%.  The Convertible Notes are generally convertible into Common Stock of the Company at an exercise price equal to the lowest closing bid price for the 10 trading days prior to conversion. The Company issued approximately $386,000 of new Convertible Notes during the six months ended June 30, 2010. At June 30, 2010 the Convertible Notes had an aggregate outstanding principal balance of approximately $2,194,000 of which approximately $297,000 is classified as a current liability in the accompanying condensed consolidated balance sheet.

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

12% Convertible Non-Voting Preferred Stock.  The Company's 12% non-voting convertible redeemable preferred stock (“12% Non-Voting Preferred Stock”) entitles the holder to dividends equal to 12% of the 12% Non-Voting Preferred Stock liquidation preference of $2.00 per annum, or $.24 per annum per share, payable quarterly on March 1, June 1, September 1, and December 1 in cash or common stock of the Company having an equivalent fair market value. At June 30, 2010 and December 31, 2009, 25,357 shares of the 12% Non-Voting Preferred Stock were issued and outstanding.

On February 15, 2010, the Board of Directors authorized the payment of the accrued 12% Non-Voting Preferred Stock dividend to be settled in shares of the Company's common stock or cash, at the discretion of the Chief Executive Officer. Accrued and unpaid dividends at June 30, 2010 were $50,197.  Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of the 12% Non-Voting Preferred Stock dividend is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (“SEC”).

The Company's 12% Non-Voting Preferred Stock is convertible into shares of Common Stock at a rate of two shares of Common Stock (subject to adjustments) for each share of 12% Non-Voting Preferred Stock. The 12% Non-Voting Preferred Stock is redeemable at the option of the Company, at any time on not less than 30 days written or published notice to the holders of record of the 12% Non-Voting Preferred Stock, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock shall have the opportunity to convert shares of 12% Non0Voting Preferred Stock into Common Stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the 12% Non-Voting Preferred Stock.  As adjusted, the 12% Non-Voting Preferred Stock is currently convertible into an aggregate of fifteen shares of Common Stock.

Series B Voting Preferred Stock.  The Company filed a Certificate of Designation of Convertible Redeemable Series B Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. The holders of Series B Preferred Stock have the right to vote together with holders of the Corporation’s common stock, on a 30 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock. As of June 30, 2010 and December 31, 2009, 106,294 and 106,670 shares of Series B Preferred Stock, respectively, were issued and outstanding.

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price of the Company’s common stock.

Series C Voting Preferred Stock.  The Company filed a Certificate of Designation of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the common stock is above $1.00 per share; (ii) the Company’s common stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least $4 million; (vi) the Company has a minimum of $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s common stock, on a 30 votes per share basis, not as a separate class, on matters presented to the holders of the common stock. On February 14, 2008, 220,000 shares of Series C Preferred Stock were issued to the Company’s President. As of June 30, 2010 and December 31, 2009, 300,000 shares of Series C Preferred Stock were issued and outstanding.

Non-Convertible Series D Voting Preferred Stock.  The Company filed a Certificate of Designation of Series D Preferred Stock (“Series D Preferred Stock”) on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 60 votes per share basis, and not as a separate class, on all matters presented to the holders of the common stock.  The shares of Series D Preferred Stock are not convertible into common stock of the Company.  The Company issued 6,500,000 shares of Series D Preferred Stock to the Company’s President all of which was outstanding at June 30, 2010 and December 31, 2009.

Non-Convertible Series E Voting Preferred Stock.  On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 95 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock.  The shares of the Series E Preferred Stock are not convertible into common stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock to the Company’s President, all of which was outstanding at June 30, 2010 and December 31, 2009.

Warrants.  A summary of warrants outstanding at June 30, 2010, after giving effect to the one for five hundred reverse stock split on August 27, 2009 is as follows:

Warrants	Date Issued	Expiration Date	Price
317	Various	Various through 6/15/15	$500 - $5,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$2.50
50,000	11/5/08	11/5/15	$0.50
180,000	12/3/08	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,317

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Juniper Services, Inc., entered into a sublease for its New York offices from a company owned 100% by the Company’s President.  The lease and the sublease on this space expires on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord   Rent expense for the six and three months ended June 30, 2010 and 2009 was approximately $32,600 and $16,000, respectively.

Throughout 2010 and 2009, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at June 30, 2010 and December 31, 2009 was approximately $974,000 and $867,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which has been extended by the Board of Directors to August 31, 2010 and provides for his employment as President and Chief Executive Officer at an annual salary of approximately $242,000, as adjusted the CPI, and for the reimbursement of certain expenses and insurance. Additionally, the Employment Agreement provides that Mr. Hreljanovic may receive shares of the Company’s Common Stock as consideration for services rendered to the Company. Due to a working capital deficit, for the six months ended June 30, 2010 Mr. Hreljanovic actually received compensation of $30,500 and the balance due of $90,500 was accrued at June 30, 2010.

Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Mr. Hreljanovic has accrued salary of approximately $961,000 which is included in due to officer at June 30, 2010.  Mr. Hreljanovic incorporated Tower West Communications, Inc. a Florida corporation, organized on January 2009 (“Tower West”) and Ryan Pierce Group, Inc., organized in July 2009 (“Ryan Pierce”).  Mr. Hreljanovic paid all fees and costs associated with the organization of these companies.   Juniper Services, Inc. owns a 100% interest in Tower West and Ryan Pierce subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s security interest in Tower West and Ryan Pierce extinguishes upon payment in full of all compensation owed him.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to his accrued salary and to a lump sum cash payment equal to approximately three times his current base salary.

The Company subleases its New York office from Entertainment Financing Inc. (“EFI”); an entity owned 100% by the Company’s Chief Executive Officer. The master lease and the Company’s sublease on this space expire on November 30, 2016. EFI has agreed that for the term of the sublease the rent paid to it will be substantially the same rent that it pays under its master lease to the landlord. Rent due under the lease with EFI is as follows:

Year	Amount
2010	$32,600
2011	$67,200
2012	$69,200
2013	$71,300
2014	$73,400
Thereafter	$153,500

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

On May 10, 2010 Ryan Pierce and Tower West, both indirect, wholly owned subsidiaries of Juniper, secured a temporary restraining order prohibiting certain former employees from soliciting current employees of the subsidiaries or using or disclosing the subsidiaries’ proprietary information pending a preliminary injunction hearing.

The court has now extended the order, insofar as it pertains to any use or dissemination of Juniper’s proprietary information, property or software, for the duration of the litigation. The two subsidiaries filed suit in the Supreme Court of the State of New York in the county of Nassau against five former employees and a consultant.  Among other things the complaint against alleges that the former employees acted in concert and conspired to misappropriate the business, good will, employees and proprietary information of the Company and to intentionally and maliciously damage the business of the Company. The complaint seeks injunctive relief and damages arising out of the actions of the former employees and consultant.

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

NOTE 12 -GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2010 the Company had a working capital deficit of approximately $5.6 million and a stockholders’ deficit of approximately $19.8 million. In addition, the Company has defaulted on several of its liabilities and has discontinued the operations of New Wave. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Primarily, revenues have not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:

•	Obtaining additional wireless and broadband contracts;

•	Using stock and stock option-based compensation to cover payroll and other permissible labor costs;

•	Raising additional capital through the sale of various debt and/or equity instruments;
•	Leveraging the Companies’ resources by retaining and increasing our work force through subcontractors;
•	Negotiating and settling existing debts for less than current amounts owed;
•	Reducing expenses through consolidating or disposing of certain subsidiary companies;

•	Converting certain debt into shares of the Company’s common stock;
•	Implementing a major marketing campaign to increase the demand for our broadband and wireless services; and
•	Seeking strategic acquisition candidates to guarantee its growth in the broadband and wireless sectors.

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the Company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2010 and 2009 the Company:

•	issued approximately 152,882,000 and 1,834,866 shares, respectively, of its Common Stock upon conversion of approximately $416,000 and $65,000, respectively, of its Convertible Debentures;
•	issued 2,500,000 and approximately 680,000 shares, respectively, of its Common Stock upon conversion of approximately $11,000 and $101,000, respectively, of current liabilities;
•	issued approximately 4,577,000 and 6,289,000 shares, respectively, of its Common Stock upon conversion of 376 and 11,640 shares, respectively, of Series B Preferred Stock;
•	issued 0 and 31,000,000 shares, respectively, of Series E Preferred Stock to the Company’s President as settlement of $31,000 of the accrued compensation;
•	recognized approximately $291,000 and $0, respectively, of unamortized debt discount and $291,000 and $0, respectively, of derivative liability relating to the issuance of new convertible debentures;
•	returned property and equipment originally purchased in 2009 thereby reducing property and equipment by $37,069, accumulated depreciation of $2,208 and accounts payable of $34,861. and
•	issued $326,500 and $0, respectively, of convertible debentures in exchange for current liabilities.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010 the Company issued an additional 2010 Convertible Note to Redwood Management, Inc. (”Redwood Note IV”) in the amount of $30,000 bearing interest at 12% with other terms substantially the same as Redwood Note I.  In connection with the issuance of the Redwood Note IV, the conversion discount was amended from 40% to 75%.

In addition the Company has repaid approximately $275,000 due to the outside staffing company, which provides the company with labor for operations.  The funds used to repay this vendor were received through collections of accounts receivable.

On August 3, 2010 the Company filed a definitive Schedule 14C with the Securities and Exchange Commission.  The information statement was mailed to the shareholders on August 4, 2010.  The purpose of the statement was to notify  the Company’s shareholders that the Board of Directors, with the written consent of a stockholder holding a majority of the Company’s voting power, have approved a one for three hundred (1-for-300) reverse stock split (the “Stock Split”). The Stock Split cannot be effectuated until 20 days after the date of mailing at a date and time to be determined by the Board of Directors, if it deems it advisable, within the next 12 months, and then after the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Nevada.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the six and three month periods ended June 30, 2010 and 2009. Our fiscal year end is December 31.

Company Overview

Juniper Group, Inc. is a holding company (herein after referred to as “We,” “Us,” “Our,” “Juniper” or “the Company”).  Our business is composed of two segments (1) wireless infrastructure services and (2) film distribution services.  Currently, film distribution services consist of a financially insignificant portion of our operations.  The Company’s headquarters are located in Boca Raton, FL and our business is conducted through several subsidiaries.

The Company’s predominant focus is on wireless infrastructure service.  These services are conducted through Juniper Services, Inc. (“JSI”), which is wholly owned by Juniper Entertainment, Inc. (“JEI”), a wholly owned subsidiary of the Juniper Group, Inc.

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

Wireless Infrastructure Services

The Company’s wireless infrastructure services are conducted by Tower West and Ryan Pierce both are wholly owned subsidiaries of JSI. The Company’s wireless installation services are performed on a national basis. Services are aimed at supporting the demand in the deployment and maintenance of wireless, tower systems services with leading telecommunication companies, providing site surveys, tower construction, microwave system and software installations for leading telecommunications companies.

Operations primarily consist of infrastructure services for the maintenance of wireless towers and other structures.  The Company is able to leverage its abilities to perform its infrastructure services on a nationwide basis by using local subcontractors in various regions that it obtains contracts throughout the United States.  As a result of using subcontractors, we should be capable of providing our services anywhere within the United States.

We currently have contracts with Verizon, Clearwire (currently in process of building out nationwide mobile WIMAX network and is on track to cover over 120 million people in 80 markets by the end of 2010), American Tower, Ericsson, Cricket, SBA, Aero Solutions, Global Wireless Construction, and Oddville Communications.  We expect to utilize our new abilities to provide our wireless and broadband infrastructure services nationwide.  In some instances, our current clients may be used as the platform for our national expansion aspirations and fuel what could be substantial future growth.

Management has or will take the following actions to improve the operating performance of its wireless infrastructure services: (1) utilize staffing agencies; (2) hire new management teams and reorganize management’s responsibilities; (3) align labor costs with market conditions; (4) evaluate our geographic footprint and customer needs with customer contracts; and (5) utilize accounts receivable financing.

We believe that the demand for wireless infrastructure services will increase in the wireless broadband segment during the balance of 2010 and beyond through the continued support of the cellular market and through a robust wireless industry.  More specifically, the consumer demand for smartphones is increasing which will require more and more bandwidth on millions of these wireless devices throughout the United States.  This demand is fueling the need to update existing towers or the construction of new towers that support third generation (“3G”) and/or fourth generation (“4G”) technologies at increasing rates.  The increased consumer demand is expected to propel the Company’s business well into the future. Consequently, the Company’s efforts are focused on being able to handle these opportunities with existing and new staff in order to meet its client’s needs utilizing staffing agencies.

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

The Company plans to concentrate its efforts for the balance of 2010 on providing its services to key national wireless and broadband providers on a national platform with support from its staffing agencies. The Company believes that this strategy will allow the Company to grow while maintaining cost controls.  As the economic environment improves, the Company believes that its future prospects for the expansion of its services in the wireless Infrastructure segment will remain strong. Management believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Juniper.

The opportunity for Juniper to exploit the broadband installation and wireless infrastructure services and to take advantage of future wireless opportunities are limited by its ability to:

(i)           Financially support national agreements entered into and to finance continuing growth and fund management recruitment, certifications, training and payroll, as well as the financing of operating cash flow requirements to support staffing costs. This will require additional financing on a timely basis;

(ii)           Maximizing capital availability for potential new services being developed by providers in the wireless market.  The Company evaluates opportunities for services to its customers based on capital investment requirements, the potential profit margin, and the customer’s payment practices; and

(iii)           Focusing on outsourcing staff requirements and possibly accounts receivable financing which may increase available cash flow. The issues that rank high on evaluating new business opportunities are the customer’s qualification to meet the accounts receivable financing requirements.

 Results of Operations

Reader’s should note that in November 2008 the Company ceased operations of New Wave Communications, Inc. (“New Wave”) due to the alleged malicious acts of Michael and James Calderhead as more fully disclosed under Part II-Item 1 Legal Proceedings.  The Calderhead’s alleged bad acts forced Juniper to close New Wave which in turn precipitated the creation of two new operating subsidiaries: Tower West and Ryan Pierce (the “Operating Subsidiaries”). These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior have cause financial reverberations throughout the Company’s operations as indicated in the comparisons below.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenue

Gross revenues for the six months ended June 30, 2010 and 2009 were $1,698,456 and $109,073, respectively. The significant increase in revenues of approximately $1,589,000 is attributable to the Operating Subsidiaries commencing operations in the second half of 2009 and continuing to expand through 2010.  The lack of revenues in 2009 is a direct result of the Company terminating the operations of New Wave in 2008 resulting in an immaterial amount of revenues during the first half of 2009.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross profit of $529,277 for the six month period ended June 30, 2010, compared to $51,844 for the comparable period in 2009. The increase in gross profit of $477,433 for the six months ended June 30, 2010 versus 2009 was a result of the Company growing its wireless infrastructure service business versus minimal operations in the comparable period in the prior year. The gross profit percent of 31.2% was in line with management’s expectations.

Net Income

Juniper recorded net income of $1,339,459 for the six month period ended June 30, 2010, as compared to net income of $37,168,147 for the comparable period in 2009. The decrease in net income is predominately due to a decrease in the gain on adjustment of derivative and warrant liabilities of $35,713,353.

Juniper may not operate at a profit through the remainder of 2010.  Juniper's revenues are tied to its ability to obtain additional wireless infrastructure service contracts.  Juniper is entering new markets and expects to obtain additional contracts prior to the end of 2010; however no assurance can be given that such additional contracts will be obtained prior to the end of the year.   Nonetheless, management does not anticipate generating sufficient revenues from new contracts such that Juniper will have operating profits by December 31, 2010. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

Selling, general and administrative expenses for the six month periods ended June 30, 2010 and 2009 were $1,022,672 and $560,083, respectively. The increase of $462,589, or 82.6%, in 2010 was due primarily to the building and strengthening of the Company’s internal infrastructure in 2010 in order to support our new business model. This included the addition of three sales and marketing personnel (approximately $165,000), travel and entertainment expenses (approximately $31,000), the addition of three support staff and a full time controller (approximately $225,000), and an increase in legal fees (approximately $92,000) offset by a reduction in consulting expense (approximately $30,000) and the annual audit accrual (approximately $29,000).  The cessation of the operations of New Wave in 2008 resulted in minimal selling, general and administrative expenses in 2009.

Impairment of film licenses was $0 for the six months ended June 30, 2010 versus $6,891 for the same period in 2009.  In late 2009 we decided not to devote the resources of the Company in the area of film licenses and determined that the film licenses remaining at that time should be fully written off.  Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available.

Other Income (Expense)

The gain on the adjustment of derivative and warrant liability decreased to $2,714,203 from $38,427,556 for the six month period ended June 30, 2010 versus 2009, respectively. The decrease is a result of the change in the fair market value of the Company’s common stock and the significant increase in the number of shares of Common Stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into Common Stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

The amortization of debt discount increased by $120,117 to $625,277 for the six month period June 30, 2010 versus $505,160 for the six month period ended June 20, 2009.  The increase in the amortization of debt discount is a result of an increase in amount of debt incurred by the Company from 2009 to 2010.

Interest expense increased by $32,953 to $253,029 for the six month period ended June 30, 2010 versus $220,076 for the six month period ended June 30, 2010.  The increase in interest expense is a result of an increase in debt from 2009 to 2010.

Results of Operations for the Three Months Ended June 30, 2010

Revenue

Gross revenues for the three months ended June 30, 2010 and 2009 were $707,785 and $109,073, respectively. The increase in revenues of approximately $598,712 is attributable to the Operating Subsidiaries commencing operations in the second half of 2009 and continuing to expand into 2010.  The lack of revenues in 2009 is a direct result of the Company terminating the operations of New Wave in 2008 resulting in an immaterial amount of revenues during the first half of 2009.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross profit of $352,266 for the three month period ended June 30, 2010, compared to a gross profit of $55,818 for the comparable period in 2009. The increase in gross profit for the three months ended June 30, 2010 versus the prior year was a result of the Company growing its wireless infrastructure service business versus minimal operations in the comparable period in the prior year. The gross profit percent of 49.8% exceeded expectations as a result of highly profitable work performed in one market.

Net Loss

Juniper recorded a net loss of $3,507,927 for the three month period ended June 30, 2010, as compared to a net loss of $7,036,142 for the comparable period in 2009. The decrease in net loss is predominately due to a decrease in the loss on the adjustment of derivative and warrant liabilities of $3,407,648 in 2010 versus 2009.

Expenses

Selling, general and administrative expenses for the three month periods ended June 30, 2010 and 2009 were $460,578 and $325,501, respectively. The increase of $135,077, or 41.5% in 2010 was due to the continued strengthening of the Company’s internal infrastructure in 2010 in order to support the new business model. This included additional sales and marketing personnel (approximately $65,000), the addition of support staff and a full time controller (approximately $88,000), and an increase in legal fees due to ongoing litigation disclosed elsewhere in the document (approximately $66,000) offset by the reduction in consulting expenses (approximately $35,000) and the annual audit accrual (approximately $30,000)

Other Income (Expense)

The loss on the adjustment of derivative and warrant liability decreased to $2,903,595 from $6,311,243 for the three month period ended June 30, 2010 versus 2009, respectively. The decrease in the loss is a result of the change in the fair market value of the Company’s common stock as well as the significant increase in the number of shares of Common Stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into Common Stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

The amortization of debt discount increased by $44,653 to $380,258 in the three month period June 30, 2010 versus $335,605 for the three months ended March 31, 2009.  The increase in the amortization of debt discount is a result of an increase in discounted debt incurred by the Company from 2009 to 2010.

Liquidity and Capital Resources

On June 30, 2010, Juniper had current assets of $925,590 compared to current assets of $686,845 at December 31, 2009 and a working capital deficit of $5,554,998 at June 30, 2010, as compared to a working capital deficit of $5,298,231 at December 31, 2009. The increase in the working capital deficit of $256,767 is due primarily to increases in accounts payable and accrued expenses of approximately $326,314, an increase in due to officer of  $107,489, a decrease in cash of  $60,778  offset by an increase in the accounts receivable and unbilled accounts receivable of  $277,048.

Net cash used in operating activities for the six months ended June 30, 2010 was $412,075 compared to $509,485 for the six months ended June 30, 2009.   The decrease of $97,410 in cash used in operating activities was due to the increase in accounts receivable and unbilled accounts receivable offset by an increase in accounts payable and accrued expenses. Among the obligations that the Company has not had sufficient cash to pay include repayment of debt obligations, certain payroll, payroll taxes and the funding of its subsidiary operations. Certain employees, creditors and consultants have agreed, from time to time, to receive the Company’s Common Stock in lieu of cash. In these instances, the Company determined the number of shares to be issued based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service and has entered into payment plans with both the New York State Department of Finance and Internal Revenue Service.

Net cash provided by financing activities for the six months ended June 30, 2010 was $391,824 as compared to $498,133 for the comparable period in 2009. The Company also issued a total of $114,377 of convertible debentures in exchange for equipment, goods and services.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2010. In addition, any event of default such as our failure to repay the principal or interest on our Convertible Debentures when due, our failure to issue shares of Common Stock upon conversion by the holder, or the breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Convertible Debentures will be converted into shares of our Common Stock, in accordance with the terms of the Convertible Debentures. If we are required to repay the Convertible Debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Convertible Debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff. As discussed more fully in Part II-Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims.  New Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at June 30, 2010 of approximately $2.6 million.

Financing

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of Callable Secured Convertible Notes and warrants to purchase 1,000,000 shares of our Common Stock.  On December 28, 2005 we closed on $500,000 of principal and 500,000 of stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of Callable Secured Convertible Notes and stock purchase warrants to purchase 7,000,000 shares of our Common Stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of Callable Secured Convertible Notes and stock purchase warrants to purchase 20,000,000 shares of our Common Stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the September 2007 note and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%. The Callable Secured Convertible Notes are due and payable, with 8% interest, unless sooner converted into shares of our Common Stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of Callable Secured Convertible Notes and warrants to purchase 1,000,000 shares of our Common Stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and Stock Purchase Warrants to purchase 500,000 shares of Common Stock. On June 20, 2008, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes.  On July 29, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and the interest rate on all of the Callable Secured Notes increased to 12%.  On September 24, 2008, we entered into a financing agreement involving the sale of additional $70,000 principal amount of Callable Secured Notes.   On November 5, 2008, we entered into a financing agreement involving the sale of additional $61,000 principal amount of Callable Secured Notes and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.  On December 3, 2008, we sold $4,000 Stock Purchase Warrants to purchase 180,000 shares of Common Stock.   On December 5, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.  On March 11, 2009, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes, and the interest rate on the Callable Secured Notes at 15% and the discount rate of 28%.  Several of the Callable Secured Notes had warrants attached.  Due to the reverse stock splits in 2008 and 2009 the number of shares of Common Stock that can be purchased pursuant to these warrants had been reduced to approximately 500,000 with exercise prices ranging from $0.25 to $5,000.

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

 In August 2009 and October 2009 the Company entered into convertible notes in the amount of $50,000 and $12,500, respectively, with Redwood Management LLC (“Redwood”).  As amended,  these notes bear interest at 10% and are convertible into Common Stock at an exercise price equal to 75% and 40%, respectively, of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the note the Company may prepay the note in whole or in part at 125% of the amount prepaid.

In June and July 2010 the Company entered into convertible notes in the amount of $50,000 and $30,000, respectively, with Redwood.  The note has a three year term, bears interest at 7% and 12%, respectively, and is convertible into Common Stock at an exercise price equal to 50% and 75%, respectively, of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-III, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.
During the three month period ended June 30, 2010, the Company converted approximately $326,500 of loans and advances received from various parities and accrued interest payable into Convertible Notes. The Convertible Notes mature three years from the effective date with an interest rates ranging from 2% of 14% per annum.

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
•the success of the expansion into the wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;
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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Since the filing of Juniper's Form 10-K for the period ended December 31, 2009, no material changes have occurred to the legal proceedings reported therein. For more information, please see Juniper's Form 10-K for the year ended December 31, 2009 filed May 15, 2010.

The litigation involving Michael and James Calderhead is disclosed below due to the alleged significant damage that their actions have caused the Company.  The Calderheads’ bad acts forced Juniper to close New Wave Communications, Inc. which in turn precipitated the creation of new operating subsidiaries, Tower West and Ryan Pierce, in the wireless and broadband infrastructure construction services business.  These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior have caused financial reverberations throughout the Company’s operations as noted in the Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

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

At the time of the February 2006 meeting, and at all relevant times thereafter, James Calderhead was subject to the Employment Agreement and Michael Calderhead was subject to the Stock Exchange Agreement.  Following the alleged February 2006 meeting, the Calderheads, along with others, continued their efforts to form and operate a new company which came to be called Heartland Solutions Corp.

(“HSC”) (formerly Communications Infrastructure, Inc.).  According to the online records of the Indiana Secretary of State, HSC was organized as a for-profit domestic corporation on January 19, 2007.

According to HSC’s advertisements and representations in the marketplace, it is a competitor of Juniper and New Wave.  Specifically, HCS’s website states that “HSC brings the combined experience of its owners in all areas of Cellular Site Construction,” including project management, civil construction, tower erection, and maintenance and troubleshooting.

At no time did the Calderheads inform New Wave or Juniper of the formation of HSC, their intentions or activities regarding HSC, or their intent or design to form a new company that would compete with New Wave or Juniper.  At no time did New Wave or Juniper consent to any activities by the Calderheads with respect to HSC or setting up a rival company.

On or about January 17, 2007, Michael Calderhead announced that he would resign from New Wave.  Michael Calderhead, however, did not formally end his employment relationship with New Wave until on or about March 27, 2007.  Juniper subsequently learned that Michael Calderhead had been working, and was continuing to work, for HSC.

In late 2006 and early 2007, New Wave’s business suddenly, and substantially, declined.  Contracts were lost, customer and vendor relationships were ended, and new business opportunities were not pursued.   New Wave alleged and believes that some former customers of Juniper and New Wave were transferred to HSC during this period, and believes that discovery will establish that the Calderheads were involved in soliciting business for HSC and soliciting New Wave’s customers and employees were essentially stolen from New Wave.

The substantial declines in New Wave’s business continued throughout early 2007.  These declines were not reported to Juniper’s management in a timely manner and, when they were reported, the declines were not explained in a reasonable or clear manner.  It was not until May, 2007 that Juniper became aware of HSC’s growing presence in the marketplace; the involvement of Michael Calderhead in HSC’s business; and that HSC was directly competing with New Wave for customers.

On Friday, May 18, 2007, ten New Wave employees abruptly announced that they were resigning their positions at New Wave.  Most of these former New Wave employees indicated that they would begin work for HSC, joining Michael Calderhead. Indeed, in the course of little more than a year from the date that Juniper purchased New Wave from Michael Calderhead and installed the Calderheads as New Wave executives, New Wave had gone from being a growing, profitable business to a business on the verge of financial collapse.

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

On May 8, 2008, Alan Andrus filed an action against Juniper Group, Inc. in the United States District Court for the Eastern District of New York Index No. 08 Civ. 1900. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is now complete and the court has indicated that trial will occur during the fall of 2010.  While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.

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

The court has now extended the order, insofar as it pertains to any use or dissemination of Juniper’s proprietary information, property or software, for the duration of the litigation. The two subsidiaries filed suit in the Supreme Court of the State of New York in the county of Nassau against five former employees and a consultant.  Among other things the complaint against alleges that the former employees acted in concert and conspired to acted to misappropriate the business, good will, employees and proprietary information of the Company and to intentionally and maliciously damage the business of the Company. The complaint seeks injunctive relief and damages arising out of the actions of the former employees and consultant.

ITEM 1A.  Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2010, the Company converted approximately $326,500 of loans and advances received from various parities and accrued interest payable into Convertible Notes. The Convertible Notes mature three years from the effective date with an interest rates ranging from 2% of 14% per annum.  We relied on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 for the issuance of the Convertible Notes to investors and the issue of shares upon conversion of convertible notes. We believe that we have complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

The Company approved the conversion of Callable Notes and the conversion of Series B Preferred Stock, (collectively referred to as the “Convertible Securities”) into unrestricted shares of common stock pursuant to the provisions of Rule 144(b)(1).  The Convertible Securities were originally issued under 4(2) as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  A total of 157,458,912 shares of unrestricted stock were issued during the six months ended June 30, 2010 in exchange for the conversion of $416,168 in Convertible Securities. The conversions were made in response to the request of the holders of the Convertible Securities and upon satisfactory compliance with the provisions of Rule 144 and its provisions as set forth above.

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

ITEM  3. Defaults upon Senior Securities

On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at June 30, 2010 of approximately $2.4 million.

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim. JMJ is the note holder of our Callable Secured Convertible Notes with outstanding principal at June 30, 2010 of approximately $91,000.

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

Date: August 13, 2010

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