Form 10-Q
period 2010-11-19
JUNIPER GROUP INC
filed 2010-11-19
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date:  540,413,600 shares of common stock, $.0001 par value per share, as of November 15, 2010.

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

ITEM 1. Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$10,651	$87,663
Accounts receivable-trade (net of allowance)	133,003	466,041
Unbilled accounts receivable	151,851	99,462
Inventory	8,882	-
Other current assets	34,021	33,679
Total current assets	338,408	686,845

Property and equipment, net	116,500	122,034
Note receivable	605,000	605,000
Other assets	23,521	14,050
Total assets	$1,083,429	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$61,508	$-
Accounts payable and accrued expenses	2,718,597	2,802,868
Convertible debentures and notes payable – current portion	2,843,387	2,256,056
Preferred stock dividend payable	51,718	47,154
Due to officer	1,029,801	866,503
Due to shareholders & related parties	40,267	12,495
Total current liabilities	6,745,278	5,985,076

Convertible debentures and notes payable, less current portion	1,153,938	924,336
Derivative liability related to convertible debentures	21,424,485	16,053,105
Warrant liability related to convertible debentures	249	7,550
Total liabilities	29,323,950	22,970,067

Stockholders’ Deficit:

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 25,357 shares authorized: 25,357 shares issued and outstanding at September 30, 2010 and December 31, 2009: aggregate liquidation preference, $50,714 at September 30, 2010 and December 31, 2009

	2,536	2,536
Voting convertible redeemable series B preferred stock: $0.10 par value 135,000 shares authorized: 106,294 shares issued and outstanding at September 30, 2010, and 106,670 shares issued and outstanding at December 31, 2009

	10,629	10,667
Voting convertible redeemable series C preferred stock: $0.10 par value 300,000 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009
	30,000	30,000
Voting non-convertible series D preferred stock: $0.001 par value 6,500,000 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009
	6,500	6,500
Voting non-convertible series E preferred stock: $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009
	31,000	31,000
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 514,868,447 shares issued and outstanding at September 30, 2010 and 81,807,548 shares issued and outstanding at December 31, 2009
	51,487	8,181
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,433,113	2,444,367
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	24,065,448	23,628,851
Accumulated deficit	(54,915,840)	(47,748,846)
Total stockholders’ deficit	(28,240,521)	(21,542,138)
Total liabilities & stockholders’ deficit	$1,083,429	$1,427,929

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009

Revenues:
Wireless infrastructure services	$381,513	$102,451
Total revenues	381,513	102,451

Operating costs:
Wireless infrastructure services	302,308	133,817
Total operating costs	302,308	133,817

Gross profit (loss)	79,205	(31,366)

Costs and expenses:
Selling, general and administrative expenses	685,5499	247,425
Impairment of film licenses	-	6,890
Total costs and expenses	685,549	254,315

Loss from operations before other income (expense)	(606,344)	(285,681)

Other income (expense):
(Loss) gain on adjustment of derivative and warrant liabilities to fair value	(9,971,019)	7,100,560
Amortization of debt discount	(549,107)	(65,624)
Interest expense	(164,214)	(119,639)
Settlement Income	-	(5,000)
	(10,684,340)	6,910,297

(Loss) income before provision for income taxes	(11,290,684)	6,624,616

Provision for income taxes	-	-

(Loss) income before preferred stock dividends	(11,290,684)	6,624,616

Preferred stock dividend	(1,521)	(1,521)

Net (loss) income available to common stockholders	$(11,292,205)	$6,623,095

Weighted average number of shares outstanding	425,363,386	10,466,302
Basic and diluted net (loss) income per common share	$(0.03)	$0.63

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Revenues:
Wireless infrastructure services	$2,079,969	$211,524
Total revenues	2,079,969	211,524

Operating costs:
Wireless infrastructure services	1,471,487	191,046
Total operating costs	1,471,487	191,046

Gross profit	608,482	20,478

Costs and expenses:
Selling, general and administrative expenses	1,708,221	807,509
Impairment of film licenses	-	13,781
Total costs and expenses	1,708,221	821,290

Loss from operations before other income (expense)	(1,099,739)	(800,812)

Other income (expense):
(Loss) gain on adjustment of derivative and warrant liabilities to fair value	(4,471,064)	45,528,116
Amortization of debt discount	(1,174,384)	(570,784)
Interest expense	(417,243)	(339,715)
Settlement Income	-	(21,000)
	(6,062,691)	44,596,617

(Loss) income before provision for income taxes	(7,162,430)	43,795,805

Provision for income taxes	-	-

(Loss) income before preferred stock dividends	(7,162,430)	43,795,805

Preferred stock dividend	(4,564)	(4,564)

Net (loss) income available to common stockholders	$(7,166,994)	$43,791,241

Weighted average number of shares outstanding	361,651,204	5,672,176
Basic net (loss) income per common share	$(0.02)	$7.72

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net (loss) income	$(7,166,994)	$43,791,241
Adjustments to reconcile net cash used in operating activities:
Unrealized loss (gain) of derivative liabilities	4,471,064	(45,528,116)
Amortization of debt discount	1,174,384	570,784
Depreciation	22,795	9,346
Issuance of convertible debentures in exchange for goods and services	153,367
Amortization of film licenses	-	13,781
Changes in operating assets and liabilities:
Accounts receivable	333,038	(139,151)
Unbilled accounts receivable	(52,389)	-
Inventory	(8,882)
Other current assets	(342)	(30,862)
Other assets	(9,648)	(1,035)
Accounts payable and accrued expenses	321,090	614,772
Due to officers and shareholders	191,070	160,370
Preferred stock dividend payable	4,565	4,565
Net cash used in operating activities	(566,882)	(534,305)

Investing activities:
Purchase of equipment and licenses	(51,945)	(8,546)
Net cash used in investing activities:	(51,945)	(8,546)

Financing activities:
Bank overdraft	61,508	23,216
Repayment of borrowings	(54,825)	(138,187)
Proceeds from borrowings	535,132	722,489
Repayments to officers and shareholders	-	(49,949)
Net cash provided by financing activities:	541,815	557,569

Net (decrease) increase in cash and equivalents	(77,012)	14,718
Cash at beginning of the period	87,663	7
Cash at end of the period	$10,651	$14,725
Supplemental cash information:
Interest paid	$-	$201
Taxes paid	$-	$429

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF SEPTEMBER 30, 2010 (UNAUDITED)
	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock			Series E Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC

Balances at December 31, 2009	25,357	$2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	81,807,548	8,181	23,628,851	(47,748,846)	$(21,542,138)
Common stock issued in exchange for current liabilities																7,045,454	705	15,420		16,125
Common stock issued in exchange for Series B preferred stock				(376)	(38)	(11,254)										4,577,000	457	10,835		-
Common Stock issued in exchange of convertible debentures																421,438,445	42,144	410,342		452,486
Net income																			(7,166,994)	(7,166,994)
Balances at September 30, 2010	25,357	$2,536	22,606	106,294	10,629	2,433,113	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	514,868,447	51,487	24,065,448	(54,915,840)	$(28,240,521)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS

Our wireless infrastructure services operating subsidiaries primarily focus their activities in the Eastern and Central United States.  Our intention is to be able to support the increased demand in the deployment of wireless infrastructure services with leading wireless telecommunication companies in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Juniper Group, Inc. and Subsidiaries (“Juniper” or “the Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company follows the guidance in the ASC 605-25 in recognizing income. Revenue is recognized when all of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery occurred; the price is fixed or determinable; and collectability is reasonably assured. The actual costs required completing a project and, therefore, the profit eventually realized, could differ materially in the near term. .

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

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable. Concentration of credit risk with respect to the wireless infrastructure services are primarily subject to the financial condition of the largest customers.

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $7.2 million and an unrealized gain of approximately $7.1 million for the three months ended September 30, 2010 and 2009, respectively, and an unrealized loss of approximately $4.5 million and an unrealized gain of approximately $45.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Stock-Based Compensation.  In February 2007, the FASB adopted ASC 825-10 which provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  ASC 825-10 is effective for fiscal years beginning after November 15, 2007.  We have adopted this process.  There was no compensation expense for stock options calculated in 2010 and 2009.

Derivative Instruments.  Effective December 28, 2005, the Company adopted ASC 815. ASC 815 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are reported as other income or expense in the period of change.

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

Net income (loss) per common share for the three and nine months ended September 30, 2010 and 2009 has been computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding throughout the period.

All of the weighted average number of common shares outstanding has been adjusted to reflect the one-for-five hundred reverse stock split on August 27, 2009.

Warrants Issued With Convertible Debt.  The Company has issued warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black-Scholes model and other techniques, as applicable, and consideration of assumptions including but not limited to the volatility of the Company’s stock, and expected lives of these equity instruments.

Reclassifications.  Certain amounts in the 2009 condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

New Accounting Pronouncements.  In June 2009, the FASB issued Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted

Accounting Principles – a replacement of FASB Statement No.162 (the “Codification”) The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification is effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed how the Company refers to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

Subsequent Events.  In preparing the accompanying condensed consolidated financial statements, in accordance with FASB ASC No. 855, the Company has reviewed events that have occurred after September 30, 2010, through the date of issuance of the financial statements on November 19, 2010. During this period the Company did not have any material subsequent events that have not been disclosed herein.

NOTE 4 – OTHER CURRENT ASSETS

At September 30, 2010 other current assets consisted primarily of prepaid insurance of approximately $24,500 and advances to employees of approximately $9,500.  At December 31, 2009, other current assets consisted primarily of prepaid insurance of approximately $17,000, deposits of $8,700, advances to employees of approximately $4,500 and other prepaid expenses of approximately $3,500.

NOTE 5 - PROPERTY AND EQUIPMENT

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $22,618 and $9,346, respectively. At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
Vehicles	$15,141	$62,266
Equipment	129,101	85,662
Website costs	14,891	43,131
Leasehold improvements	23,337	23,337
Furniture and fixtures	25,388	25,388
Total property and equipment	207,858	239,784
Accumulated depreciation	91,358	117,750
Property and equipment, net	$116,500	$122,034

NOTE 6 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

The following is a summary of the convertible debentures and notes payable on the consolidated balance sheets at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Note payable to bank	$321,907	$321,907
Notes payable to others	64,000	106,207
Callable Secured Convertible Notes (net of unamortized debt discount of $205,385 at September 30, 2010 and $576,782 at December 31, 2009)	2,320,130	1,955,330
2009 Convertible Notes (net of unamortized debt discount of $507,237 at September 30, 2010 and $810,970 at December 31, 2009)	419,887	176,530
2010 Convertible Notes (net of unamortized debt discount of $73,342 at September 30, 2010)	6,658	-
Convertible Notes (net of unamortized debt discount of $1,462,499 at September 30, 2010 and $1,142,079 December 31, 2009)	864,743	620,418
	3,997,325	3,180,392
Less: current portion	2,843,387	2,256,056
	$1,153,938	$924,336

A subsidiary of the Company had a bank line of credit of approximately $322,000, including accrued interest, all of which was outstanding at September 30, 2010 and December 31, 2009, at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank remains outstanding and is classified as a current liability at September 30, 2010 and December 31, 2009.

Notes payable to others includes a 7% Convertible Note which matured in 2007 and is currently classified in the current portion of Notes Payable. In addition, Notes payable to others at December 31, 2009 includes the settlement of a lawsuit against a former consultant originally for $310,000. As of September 30, 2010 this obligation had been fully satisfied.

Callable Secured Convertible Notes. The Company entered into a series of Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Convertible Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of common stock based upon the average of the three lowest intraday trading prices for the common stock for the 20 trading days before, but not including, the conversion date at a discount of 65%.  As a result of various adjustments and the additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to 15%.  Furthermore, the discount was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes the NIR Group also received warrants to purchase a total of 500,317 shares of common stock of the Company, as adjusted for reverse stock splits, at exercise prices ranging from $0.50 to $5,000 per share and expire on dates through December 2015 (see footnote 7). On January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes bearing interest at 2%.  The total principal outstanding relating to all of the Callable Notes at September 30, 2010 was $2,525,515, of which $2,198,415, including $1,805,873 which is past due, is classified as a current liability in the accompanying condensed consolidated balance sheet.

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

2009 Convertible Notes. On March 11, 2009 the Company entered into an additional convertible note with NIR Group in the amount of $50,000 (the “2009 NIR Note”).  The 2009 NIR Note has a three year term, bears interest at 15% and is convertible into common stock of the Company on the same terms as the Callable Notes.

On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ (the “JMJ Note”) in the amount of $825,000 with an interest rate of 13.2% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 12%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. As of September 30, 2010 the Company has received $145,000 toward the satisfaction of the Secured & Collateralized Promissory Note from JMJ. The JMJ Note is convertible into the common stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding common stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC.  (“Redwood Note-I”) The Redwood Note-I has a three year term, bears interest at 10% and is convertible into common stock at an exercise price equal to 75% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-I, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.

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

The 2009 NIR Note, the JMJ Note, the Redwood Note-I and the Redwood Note-II are collectively referred to as the 2009 Convertible Notes. All of the 2009 Convertible Notes, totaling $927,125 at September 30, 2010, are classified as a long term liability in the accompanying condensed consolidated balance sheet.

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

On July 14, 2010 Redwood Management LLC acquired an outstanding Convertible Note in the amount of $30,000 (“Redwood Note IV”) from a holder of a Convertible Note. The Redwood Notes IV has a three year term, bears interest at 12% and is convertible into common stock at an exercise price equal to 50% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-III, the Company may prepay the note in whole or in part at 150% of the amount to be prepaid upon seven (7) days notice prior to redemption.

The 2010 Convertible Notes are all classified as a long term liability in the accompanying condensed consolidated balance sheet.

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, accrued interest payable, and goods or services.  The Convertible Notes have maturities ranging from two to seven years and interest at rates ranging from 2% to 15%.  The Convertible Notes are generally convertible into common stock of the Company at an exercise price equal to or discounted up to 50% from the lowest closing bid price for the 10 trading days prior to conversion. In addition, at September 30, 2010 there was a total of $$68,350 of Convertible Notes that had a fixed conversion price. The Company issued approximately $1,013,000 of new Convertible Notes during the nine months ended September 30, 2010. At September 30, 2010 the Convertible Notes had an aggregate outstanding principal balance of approximately $2,327,000 of which approximately $357,100 is classified as a current liability in the accompanying condensed consolidated balance sheet.

Due to the indeterminate number of shares which might be issued under the convertible conversion feature of the Callable Notes, the 2009 Convertible Notes, the 2010 Convertible Notes and the Convertible Notes outstanding, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible debentures payable which is included in the liabilities in the accompanying condensed consolidated balance sheets as a “derivative liability”.

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

b.
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the change in the fair value of the embedded derivative (utilizing the Black-Scholes option pricing formula) in the conversion feature of the convertible debentures are recorded as adjustments to the derivative liability as of each balance sheet date with a corresponding change in gain (loss)  on adjustment of derivative and warrant liabilities to fair value.

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

12% Convertible Non-Voting Preferred Stock.  The Company's 12% non-voting convertible redeemable preferred stock (“12% Non-Voting Preferred Stock”) entitles the holder to dividends equal to 12% of the 12% Non-Voting Preferred Stock liquidation preference of $2.00 per annum, or $.24 per annum per share, payable quarterly on March 1, June 1, September 1, and December 1 in cash or common stock of the Company having an equivalent fair market value. At September 30, 2010 and December 31, 2009, 25,357 shares of the 12% Non-Voting Preferred Stock were issued and outstanding.

On February 15, 2010, the Board of Directors authorized the payment of the accrued 12% Non-Voting Preferred Stock dividend to be settled in shares of the Company's common stock or cash, at the discretion of the Chief Executive Officer. Accrued and unpaid dividends at September 30, 2010 were $50,197.  Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of the 12% Non-Voting Preferred Stock dividend is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (“SEC”).

The Company's 12% Non-Voting Preferred Stock is convertible into shares of common stock at a rate of two shares of common stock (subject to adjustments) for each share of 12% Non-Voting Preferred Stock. The 12% Non-Voting Preferred Stock is redeemable at the option of the Company, at any time on not less than 30 days written or published notice to the holders of record of the 12% Non-Voting Preferred Stock, at a price $2.00 per share (plus all accrued and unpaid dividends). The holders of the Preferred Stock shall have the opportunity to convert shares of 12% Non-Voting Preferred Stock into common stock during the notice period. The Company does not have nor does it intend to establish a sinking fund for the redemption of the 12% Non-Voting Preferred Stock.  As adjusted, the 12% Non-Voting Preferred Stock is currently convertible into an aggregate of fifteen shares of common stock.

Series B Voting Preferred Stock. The Company filed a Certificate of Designation of Convertible Redeemable Series B Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share, which shares are convertible at a conversion price equal to the volume weighted average price of our common stock, as reported by Bloomberg, during the ten consecutive trading days preceding the conversion date. The holders of Series B Preferred Stock have the right to vote together with holders of the Corporation’s common stock, on a 30 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock. As of September 30, 2010 and December 31, 2009, 106,294 and 106,670 shares of Series B Preferred Stock, respectively, were issued and outstanding.

Shares of Series B Preferred Stock are convertible into shares of common stock of the Company at a conversion price equal to 50% of the closing bid price of the Company’s common stock.

Series C Voting Preferred Stock. The Company filed a Certificate of Designation of Convertible Redeemable Series C Preferred Stock (“Series C Preferred Stock”) on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the common stock is above $1.00 per share; (ii) the Company’s common stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least $4 million; (vi) the Company has a minimum of $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s common stock, on a 30 votes per share basis, not as a separate class, on matters presented to the holders of the common stock. On February 14, 2008, 220,000 shares of Series C Preferred Stock were issued to the Company’s President. As of September 30, 2010 and December 31, 2009, 300,000 shares of Series C Preferred Stock were issued and outstanding.

Non-Convertible Series D Voting Preferred Stock.  The Company filed a Certificate of Designation of Series D Preferred Stock (“Series D Preferred Stock”) on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 60 votes per share basis, and not as a separate class, on all matters presented to the holders of the common stock.  The shares of Series D Preferred Stock are not convertible into common stock of the Company.  The Company issued 6,500,000 shares of Series D Preferred Stock to the Company’s President all of which was outstanding at September 30, 2010 and December 31, 2009.

Non-Convertible Series E Voting Preferred Stock.  On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s common stock, on a 95 votes per share basis, not as a separate class, on all matters presented to the holders of the common stock.  The shares of the Series E Preferred Stock are not convertible into common stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock to the Company’s President, all of which was outstanding at September 30, 2010 and December 31, 2009.

Warrants. A summary of warrants outstanding at September 30, 2010, after giving effect to the one-for-five hundred reverse stock split on August 27, 2009 is as follows:

Warrants	Date Issued	Expiration Date	Price
317	Various	Various through 6/15/15	$500 - $5,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$2.50
50,000	11/5/08	11/5/15	$0.50
180,000	12/3/08	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,317

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s subsidiary, Juniper Services, Inc., entered into a sublease for its New York offices from a company owned 100% by the Company’s President.  The lease and the sublease on this space expire on November 30, 2016.  The rent paid and terms under the sublease are the same as those under the affiliate’s lease agreement with the landlord   Rent expense for the nine and three months ended September 30, 2010 and 2009 was approximately $49,200 and $16,600, respectively.

Throughout 2010 and 2009, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at September 30, 2010 and December 31, 2009 was approximately $1,028,000 and $867,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which has been extended by the Board of Directors to December 31, 2010 and provides for his employment as President and Chief Executive Officer at an annual salary of approximately $242,000, as adjusted by the CPI, and for the reimbursement of certain expenses and insurance. Additionally, the Employment Agreement provides that Mr. Hreljanovic may receive shares of the Company’s common stock as consideration for services rendered to the Company. Due to a working capital deficit, for the nine months ended September 30, 2010 Mr. Hreljanovic actually received compensation of $45,750 and the balance due of $135,750 was accrued at September 30, 2010. Mr. Hreljanovic has accrued salary of approximately $1,006,000 which is included in due to officer at September 30, 2010.

Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000.

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), Mr. Hreljanovic is entitled to receive his accrued salary and to a lump sum cash payment equal to approximately three times his current base salary.

Mr. Hreljanovic incorporated Tower West Communications, Inc. a Florida corporation, organized in January 2009 (“Tower West”) and Ryan Pierce Group, Inc., a Florida corporation, organized in July 2009 (“Ryan Pierce”).  Mr. Hreljanovic paid all fees and costs associated with the organization of these companies.   Juniper Services, Inc. owns a 100% interest in both Tower West and Ryan Pierce subject to a first position security interest held by Mr. Hreljanovic. Mr. Hreljanovic’s security interest in Tower West and Ryan Pierce extinguishes upon payment in full of all compensation owed to him.

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

Year	Amount
2010	$16,000
2011	$67,200
2012	$69,200
2013	$71,300
2014	$73,400
Thereafter	$153,500

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

The court has now extended the order, insofar as it pertains to any use or dissemination of Juniper’s proprietary information, property or software, for the duration of the litigation. The two subsidiaries filed suit in the Supreme Court of the State of New York in the county of Nassau against five former employees and a consultant.  Among other things the complaint alleges that the former employees acted in concert and conspired to misappropriate the business, good will, employees and proprietary information of the Company and to intentionally and maliciously damage the business of the Company. The complaint seeks injunctive relief and damages arising out of the actions of the former employees and consultant.

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

NOTE 11 -STOCK SPLITS

On July 10, 2009, the Company’s shareholders approved a one-for-five hundred reverse stock split of the Company’s common stock.  Accordingly, on July 10, 2009 the Board of Directors authorized a one-for-five hundred reverse split that took effect on August 27, 2009. In addition, the authorized common stock of the Company was increased to ten billion (10,000,000,000) shares and the par value was changed to $0.0001 per share

Unless stated otherwise, all amounts from prior periods have been restated after giving effect to the reverse stock split.

On August 3, 2010 the Company filed a definitive Schedule 14C with the Securities and Exchange Commission.  The information statement was mailed to the shareholders on August 4, 2010 and became effective on August 25, 2010.   The purpose of the statement was to notify  the Company’s shareholders that the Board of Directors, with the written consent of a stockholder holding a majority of the Company’s voting power, had approved a reverse stock split of up to one for three hundred (1-for-300) (the “Stock Split”). The Stock Split will become effective at a date and time to be determined by the Board of Directors, if it deems it advisable, within the next 12 months, and then after the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Nevada.

NOTE 12 -GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2010 the Company had a working capital deficit of approximately $6.4 million and a stockholders’ deficit of approximately $28.3 million. In addition, the Company has defaulted on several of its liabilities. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2010 and 2009 the Company:

•	issued approximately 421,438,000 and 2,245,000 shares, respectively, of its common stock upon conversion of approximately $452,000 and $75,000, respectively, of its Convertible Debentures;

•	issued 7,045,000 and approximately 680,000 shares, respectively, of its common stock upon conversion of approximately $16,000 and $101,000, respectively, of current liabilities;
•	issued approximately 4,577,000 and 16,629,000 shares, respectively, of its common stock upon conversion of 376 and 17,827 shares, respectively, of Series B Preferred Stock;
•	issued 0 and 31,000,000 shares, respectively, of Series E Preferred Stock to the Company’s President as settlement of $31,000 of the accrued compensation;
•	recognized approximately $893,000 and $0, respectively, of unamortized debt discount and $893,000 and $0, respectively, of derivative liability relating to the issuance of new convertible debentures;
•	returned property and equipment originally purchased in 2009 thereby reducing property and equipment by $37,069, accumulated depreciation of $2,208 and accounts payable of $34,861;
•	disposed of fully depreciated assets in 2010 having a cost of $51,766; and
•	issued $354,375 and $0, respectively, of convertible debentures in exchange for current liabilities.

NOTE 14 – SUBSEQUENT EVENT

Management has determined that the Forms 10-Q filed with the SEC for the quarterly periods ended March 31, 2010 and June 30, 2010 need to be restated due to a clerical error in the calculation for the derivative liability related to convertible debentures. The Company expects that the Amended Form 10-Q for each of these periods will be filed as soon as the revised financial statements are prepared.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the nine and three month periods ended September 30, 2010 and 2009. Our fiscal year end is December 31.

Company Overview

Juniper Group, Inc. is a holding company (herein after referred to as “We,” “Us,” “Our,” “Juniper” or “the Company”).  Our wireless infrastructure services operating subsidiaries support the increased demand in the deployment of wireless infrastructure services with leading wireless telecommunication companies in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations.  Our business is primarily focused in the Eastern and Central United States, The Company’s headquarters are located in Boca Raton, FL and our business is conducted through several wholly owned subsidiaries.

The Company’s predominant focus is on wireless infrastructure service.  These services are conducted through Juniper Services, Inc. (“JSI”), which is wholly owned by Juniper Entertainment, Inc. (“JEI”), a wholly owned subsidiary of the Juniper Group, Inc., and their wholly owned subsidiaries.

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

Wireless Infrastructure Services

The Company’s wireless infrastructure services are conducted by Ryan Pierce and Tower West, both wholly owned subsidiaries of JSI. The Company’s wireless installation services are performed primarily in the Eastern and Central United States. Services are aimed at supporting the demand in the deployment and maintenance of wireless, tower systems services with leading telecommunication companies, providing site surveys, tower construction, microwave system and software installations for leading telecommunications companies.

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

We currently have contracts with Verizon, Clearwire (currently in process of building out nationwide mobile WIMAX network and is on track to cover over 120 million people in 80 markets by the end of 2010), American Tower, Ericsson, Cricket, SBA, Aero Solutions, Global Wireless Construction, Crown Castle, and Oddville Communications.  We expect to utilize our new abilities to provide our wireless and broadband infrastructure services nationwide.  In some instances, our current clients may be used as the platform for our national expansion aspirations and fuel what could be substantial future growth.

Management has or will consider taking the following actions to improve the operating performance of its wireless infrastructure services: (1) utilize staffing agencies; (2) hire new management teams and reorganize management’s responsibilities; (3) align labor costs with market conditions; (4) evaluate our geographic footprint and customer needs with customer contracts; and (5) utilize accounts receivable financing.

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

The Company plans to concentrate its efforts for the balance of 2010 and into 2011and beyond on providing its services to key national wireless and broadband providers on a national platform with support from its staffing agencies. The Company believes that this strategy will allow the Company to grow while maintaining cost controls.  As the economic environment improves, the Company believes that its future prospects for the expansion of its services in the wireless Infrastructure segment will remain strong. Management believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Juniper.

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

(ii)           Maximizing capital availability for potential new services being developed by providers in the wireless market.  The Company evaluates opportunities for services to its customers based on capital investment requirements, the potential profit margin, and the customer’s payment practices; and

(iii)           Focusing on potentially outsourcing its staff requirements and possibly accounts receivable financing which may increase available cash flow. The issues that rank high on evaluating new business opportunities are the customer’s qualification to meet the accounts receivable financing requirements.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenue

Gross revenues for the nine months ended September 30, 2010 and 2009 were $2,079,969 and $211,524, respectively. The significant increase in revenues of $1,868,445 is attributable to the growth of the Operating Subsidiaries and expansion into new markets.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross profit of $608,482 for the nine month period ended September 30, 2010, compared to $20,478 for the comparable period in 2009. The increase in gross profit of $588,004 for the nine months ended September 30, 2010 versus 2009 was a result of the Company growing its wireless infrastructure service business in 2010 versus minimal operations in the comparable period in the prior year. The gross profit percent of 29.3% is slightly below management’s expectations. The lower than expected gross profit percentage is predominately due to the increase in tower hands and the acquisition of tools and equipment in order to augment opportunities that the Company would potentially have in the fourth quarter.  In addition the Company entered into certain contracts in order to establish itself as a wireless infrastructure service provider to the wireless telecommunications industry and developing relationships with certain telecommunications companies.

Net Income

Juniper recorded net loss of $7,166,994 for the nine month period ended September 30, 2010, as compared to net income of $43,791,241 for the comparable period in 2009. This decrease in net income is predominately due to a decrease in the gain on adjustment of derivative and warrant liabilities to fair value of $49,999,180.   (See Other Income (Expense) below for a further explanation of this change.)

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

Expenses

Selling, general and administrative expenses for the nine month periods ended September 30, 2010 and 2009 were $1,708,221 and $807,509, respectively. The increase of $900,712, or 111.5%, in 2010 was due primarily to the building and strengthening of the Company’s internal infrastructure in 2010 in order to support our new business model. This included the addition of three sales and marketing personnel (approximately $207,000 ) and related travel and entertainment expenses (approximately $16,000), the addition of three support staff and a full time controller (approximately $322,000), and an increase in legal fees (approximately $159,000), an increase in director’s compensation (approximately $24,000), an increase in communication expenses (approximately $12,000), an increase in professional services (approximately $130,000)  and insurance (approximately ($18,000).  The commencement of operations in the second quarter of 2009 resulted in minimal selling, general and administrative expenses in 2009.

Impairment of film licenses was $0 for the nine months ended September 30, 2010 versus $13,781 for the same period in 2009.  In late 2009 we decided not to devote the resources of the Company in the area of film licenses and determined that the film licenses remaining at that time should be fully written off.  Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available.

Other Income (Expense)

The loss on the adjustment of derivative and warrant liability was $4,471,064 for the nine months ended September 30, 2010 versus a gain of $45,528,116 for the comparable period in 2009. The decrease of $49,999,180 is a result of the change in the fair market value of the Company’s common stock and the significant increase in the number of shares of common stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into common stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

The amortization of debt discount increased by $603,600 to $1,174,384 for the nine month period September 30, 2010 versus $570,784 for the nine month period ended September 30, 2009.   The increase in the amortization of debt discount is a result of an increase in amount of debt incurred by the Company from 2009 to 2010.

Interest expense increased by $77,528 to $417,243 for the nine month period ended September 30, 2010 versus $339,715 for the nine month period ended September 30, 2010.  The increase in interest expense is a result of an increase in debt from 2009 to 2010.

Results of Operations for the Three Months Ended September 30, 2010

Revenue

Gross revenues for the three months ended September 30, 2010 and 2009 were $381,513 and $102,451, respectively. The increase in revenues of $279,062 is attributable to the growth of the Operating Subsidiaries and expansion into new markets.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross profit from operations of $79,205 for the three month period ended September 30, 2010, compared to a gross loss from operations of $31,366 for the comparable period in 2009. The increase in the gross profit from operations for the three months ended September 30, 2010 versus the prior year was a direct result of the Company increase in revenues for the three month period ended September 30, 2010 versus the comparable period in the prior year.

Net Loss

Juniper recorded a net loss of $11,292,205 for the three month period ended September 30, 2010, as compared to net income of $6,623,095 for the comparable period in 2009. The decrease in net loss is predominately attributable to a decrease in the loss on the adjustment of derivative and warrant liabilities of $17,071,579 in 2010 versus 2009.

Expenses

Selling, general and administrative expenses for the three month periods ended September 30, 2010 and 2009 were $682,549 and $247,425, respectively. The increase of $438,121, or 177.1% in 2010 was due to the continued strengthening of the Company’s internal infrastructure in 2010 in order to support the new business model. This included adding additional sales and marketing personnel (approximately $42,000), the addition of support staff and a full time controller (approximately $108,000), an increase in professional service (approximately $154,000), an increase in director compensation (approximately $24,000), an increase in insurance expenses (approximately $20,000) and an increase in legal fees due to ongoing litigation disclosed elsewhere in the document (approximately $67,000).

Other Income (Expense)

The loss on the adjustment of derivative and warrant liability was $9,971,019 for the three months ended September 30, 2010 as compared to a gain of $7,100,560 for the comparable period in 2009. The increase in the loss on the adjustment of derivative and warrant liability of $17,071,579 is a result of the change in the fair market value of the Company’s common stock as well as the significant increase in the number of shares of common stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into common stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

The amortization of debt discount increased by $483,483 to $549,107 in the three month period ended September 30, 2010 versus $65,624 for the three months ended September 30, 2009.  The increase in the amortization of debt discount is a result of an a reclassification of approximately $486,000 from the loss on the adjustment of derivative and warrant liability and an increase in discounted debt incurred by the Company from 2009 to 2010.

Liquidity and Capital Resources

On September 30, 2010, Juniper had current assets of $338,408 compared to current assets of $686,845 at December 31, 2009 and a working capital deficit of $6,406,870 at September 30, 2010, as compared to a working capital deficit of $5,298,231 at December 31, 2009. The increase in the working capital deficit of $1,108,639 is due primarily to an increase in the current portion of notes payable of $587,331, an increase in due to officer and shareholders and related parties of $191,070, an increase in bank overdrafts of $61,508, a decrease in cash of $77,012 and a decrease in accounts receivable of $333,038 offset by an increase in the unbilled accounts receivable of $52,389 and a decrease in accounts payable and accrued liabilities of $84,270. These changes are predominately a result of the reduction in business in the quarter ended September 30, 2010.

Net cash used in operating activities for the nine months ended September 30, 2010 was $566,882 compared to $534,305 for the nine months ended September 30, 2009.   The increase of $32,577 in cash used in operating activities was primarily a result of the increase in cash used to fund operations of $167,527 and a decrease in accounts payable of $321,519 offset by a decrease in receivable and unbilled accounts receivable of $419,800. Among the obligations that the Company has not had sufficient cash to pay include: repayment of debt obligations, certain payroll, payroll taxes and the funding of its subsidiary operations. Certain employees, creditors and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company determined the number of shares to be issued based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service and has entered into payment plans with both the New York State Department of Finance and Internal Revenue Service.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $541,817 as compared to $557,569 for the comparable period in 2009. The Company issued a total of $188,260 of convertible debentures in exchange for goods and services.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during the remainder of 2010. In addition, any event of default such as our failure to repay the principal or interest on our Convertible Debentures when due, our failure to issue shares of common stock upon conversion by the holder, or the breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Convertible Debentures will be converted into shares of our common stock, in accordance with the terms of the Convertible Debentures. If we are required to repay the Convertible Debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Convertible Debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff. As discussed more fully in Part II-Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims.  New Millennium et. al. is the note holder of our Callable Secured
Convertible Notes with outstanding principal at September 30, 2010 of approximately $2.6 million.

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

We currently have approximately $2,526,000 Callable Secured Convertible Notes outstanding, after giving effect to conversions throughout the year. On January 31, 2008 and November 10, 2008, $147,542 and $191,100 respectively, of accrued interest on these notes was converted into a debenture with similar terms and conditions, bearing interest at 2% per annum. In addition, upon any event of default, such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement, the full amount of the Callable Secured Convertible Notes would immediately become due,. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s common stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our common stock, in accordance with the terms of the Callable Secured Convertible Notes, the full conversion of these notes is dependent on the amount of the Company’s authorized

common stock.   The Company filed an Information Statement on Schedule 14C with the SEC on July 23, 2009 in connection with its prior approval of the following actions: an increase in the number of authorized shares of common stock from 5 billion to 10 billion; a change in the par value of the common stock from $0.001 to $0.0001; and a reverse stock split of the common stock of up to 1 for 500. The Company filed a Certificate of Change pursuant to NRS 78.735 and NRS 78.390 with the Secretary of State of Nevada which became effective on August 27, 2009.  The Certificate of Change (a) increased the number of authorized shares of common stock to 10 billion; (b) changed the par value of the common stock to 0.0001; and (c) effectuated a 1 for 500 reverse stock split of the Company’s then outstanding common stock, thereby reducing the number of outstanding shares of common stock.  If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As discussed more fully in Part II-Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims. Millennium et. al. is the note holder of our Callable Secured Convertible Notes and a 2009 Convertible Note with an aggregate outstanding principal balance at September 30, 2010 of approximately $2.5 million

On May 11, 2009 the Company entered into a financing agreement for a Convertible Promissory Note in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Note in the amount of $750,000. As of September 30, 2010 the Company has received $145,000 toward satisfaction of this note as of this date.

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

The Secured & Collateralized Promissory Note matures three years from the effective date and bears a one-time interest charge of 13.2% and is secured by securities in the amount of 750,000.

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

In June and July 2010 the Company entered into convertible notes in the amount of $50,000 and $30,000, respectively, with Redwood.  These notes have a three year term, bear interest at 7% and 12%, respectively, and are convertible into common stock at an exercise price equal to 50% and 75%, respectively, of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the notes, the Company may prepay the notes in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.

During the nine month period ended September 30, 2010, the Company converted approximately $326,500 of loans and advances received from various parities and accrued interest payable into Convertible Notes and issued $188,260 of Convertible Notes in exchange for goods and services. The

Convertible Notes mature three years from the effective date with an interest rates ranging from 2% of 14% per annum.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 29, 2010, the motion by Jonathan Stein, counsel for the Calderheads, to be relieved as counsel was granted by the Court.  The Calderheads were ordered by the Court to appear in the action by a certain date, which they have failed to do.  Juniper will now be moving for a default judgment.

Andrus v. Juniper Group, Inc. On May 8, 2008, Alan Andrus filed an action against Juniper Group, Inc. in the United States District Court for the Eastern District of New York Index No. 08 Civ. 1900. The complaint, against us, a subsidiary and Mr. Hreljanovic, asserts claims for fees of $195,000 plus interest for services rendered. Discovery is now complete and the court has indicated that trial will occur during the fall of 2010.  While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.

New Wave Communications, Inc. A Chapter 11 Bankruptcy petition was filed by New Wave Communications, Inc. on November 7, 2008 in the U.S. Bankruptcy Court for the Southern District of Indiana (Indianapolis) and assigned case #08-13975-JKC-11.  The petition was voluntarily dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

New Millennium, et. al. versus Juniper Group, Inc. On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.

JMJ Default. On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim.

Ryan Pierce Group v. Michael Brown et. al. On May 10, 2010 Ryan Pierce and Tower West, both indirect wholly owned subsidiaries of Juniper, secured a temporary restraining order prohibiting certain former employees from soliciting current employees of the subsidiaries or using or disclosing the subsidiaries’ proprietary information pending a preliminary injunction hearing.

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

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2010, the Company issued a total of $1,056,309 of Convertible Debentures including the conversion of $362,081 of loans and advances received from various parities and accrued interest payable,  the issuance of $159,096 in exchange for goods and services and cash proceeds of $535,132. The Convertible Notes mature three years from the effective date with interest rates ranging from 2% of 14% per annum.  We relied on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 for the issuance of the Convertible Notes to investors and the issue of shares upon conversion of convertible notes. We believe that we have complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

The Company approved the conversion of Callable Notes and the conversion of Series B Preferred Stock, (collectively referred to as the “Convertible Securities”) into unrestricted shares of common stock pursuant to the provisions of Rule 144(b)(1).  The Convertible Securities were originally issued under 4(2) as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  A total of 426,015,445 shares of unrestricted common stock was issued during the nine months ended September 30, 2010 in exchange for the conversion of $452,483 in Convertible Securities. The conversions were made in response to the request of the holders of the Convertible Securities and upon satisfactory compliance with the provisions of Rule 144 and its provisions as set forth above.

ITEM 3. Defaults Upon Senior Securities

On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal of approximately $2.4 million at September 30, 2010.

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim. JMJ is the note holder of our Callable Secured Convertible Notes with outstanding principal of approximately $85,000 at September 30, 2010.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

Management has determined that the Forms 10-Q filed with the SEC for the quarterly periods ended March 31, 2010 and June 30, 2010 need to be restated due to a clerical error in the calculation for the derivative liability related to convertible debentures. This matter has been discussed with the Company’s independent public accountants. The Company expects that the Amended Form 10-Q for each of these periods will be filed as soon as the revised financial statements are prepared.

ITEM 6.Exhibits

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

Date: November 19, 2010

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