Form 10-Q/A
period 2010-12-21
JUNIPER GROUP INC
filed 2010-12-21
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-Q for the quarter ended March 31, 2010 to correct the calculation pertaining to the derivative liability relating to convertible debentures and the resulting gain on adjustment of derivative and warrant liabilities to fair value.

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

Item 1.    Financial Statements

JUNIPER SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$35,966	$87,663
Accounts receivable-trade (net of allowance)	201,999	466,041
Unbilled accounts receivable	600,933	99,462
Inventory	13,844	-
Prepaid expenses and other current assets	49,775	33,679
Total current assets	902,517	686,845

Property and equipment, net	154,975	122,034
Note receivable	605,000	605,000
Other assets	14,050	14,050
Total assets	$1,676,542	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,182,820	$2,802,868
Notes payable and capitalized leases – current portion	2,283,374	2,256,056
Preferred stock dividend payable	48,675	47,154
Due to officer	917,958	866,503
Due to shareholders & related parties	12,495	12,495
Total current liabilities	6,445,322	5,985,076

Notes payable and capitalized leases, less current portion	1,036,563	924,336
Derivative liability related to convertible debentures	14,191,684	16,053,105
Warrant liability related to convertible debentures	3,449	7,550

Total liabilities	21,677,018	22,970,067

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
	14,295	8,181
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,433,113	2,444,367
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	23,789,330	23,628,851
Accumulated deficit	(46,362,486)	(47,748,846)

Total stockholders’ deficit	(20,000,477)	(21,542,138)

Total liabilities & stockholders’ deficit	$1,676,542	$1,427,929

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenues:
Wireless infrastructure services	$990,671	$-
Total revenues	990,671	-

Operating costs:
Wireless infrastructure services	813,660	3,974
Total operating costs	813,660	3,974

Gross profit (loss)	177,011	(3,974)

Costs and expenses:
Selling, general and administrative expenses	562,094	254,399
Impairment of film licenses	-	27,563
Total costs and expenses	562,094	281,962

Net (loss) before other income (expense)	(385,083)	(285,936)

Other income (expense):
Gain on adjustment of derivative and warrant liabilities to fair value	2,156,772	44,738,799
Amortization of debt discount	(245,019)	(169,555)
Interest expense	(138,789)	(111,878)
Settlement Income	-	13,000
	1,772,964	44,470,366

Income before provision for income taxes	1,387,881	44,184,430

Provision for income taxes	-	-

Income before preferred stock dividends	1,387,881	44,184,430

Preferred stock dividend	(1,521)	(1,521)

Net income available to common stockholders	$1,386,360	$44,182,909

Weighted average number of shares outstanding	99,983,471	1,195,947
Basic net income per common share	$0.01	$36.94
Fully diluted weighted average number of shares o/s	117,430,273	1,866,548
Fully diluted net income per common share	$0.01	$23.67

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$1,386,360	$44,182,909
Adjustments to reconcile net cash provided by operating activities:
Unrealized (gain) loss of derivative liabilities	(2,156,772)	(44,738,798)
Amortization of debt discount	245,019	169,555
Depreciation	7,955	1,032
Issuance of convertible debentures in exchange for goods and services	49,956	-
Changes in operating assets and liabilities:
Accounts receivable	264,042	-
Unbilled accounts receivable	(501,471)	-
Inventory	(13,844)	-
Prepaid and other current assets	(16,097)	12,508
Accounts payable and accrued expenses	542,352	61,379
Due to officers and shareholders	51,455	91,847
Preferred stock dividend payable	1,521	1,521
Net cash used in operating activities	(139,524)	(218,047)

Investing activities:
Purchase of equipment and licenses	(27,107)	-
Net cash used for investing activities:	(27,107)	-

Financing activities:
Repayment of borrowings	(25,166)	(14,445)
Proceeds from borrowings	140,100	221,555
Net cash provided by financing activities:	114,934	207,110

Net cash increase in cash and equivalents	(51,697)	(10,937)
Cash at beginning of the period	87,663	7
Cash at end of the period	$35,966	$(10,930)
Supplemental cash information:
Interest paid	$-	$429
Taxes paid	$-	$-

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF MARCH 31, 2010 (UNAUDITED)
	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock			Series E Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC

Balances at December 31, 2009	25,357	$2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	81,807,548	8,181	23,628,851	(47,748,846)	$(21,542,138)

Common stock issued in exchange for Series B preferred stock				(376)	(38)	(11,254)										4,577,000	457	10,835		-
Common Stock issued in exchange of convertible debentures																56,561,878	5,657	149,644		155,301
Net income																			1,386,360	1,386,360
Balances at March 31, 2010	25,357	$2,536	22,606	106,294	10,629	2,433,113	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	142,946,426	14,295	23,789,330	(46,362,486)	$(20,000,477)

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $2.2 million and $44.7 million for the three months ended March 31, 2010 and 2009, respectively.

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

Throughout 2010 and 2009, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at March 31, 2010 and December 31, 2009 was approximately $918,000 and $867,000, respectively

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 -GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2010 the Company had a working capital deficit of approximately $5.5 million and a stockholders’ deficit of approximately $20.0 million. In addition, the Company has defaulted on several of its liabilities and has discontinued the operations of New Wave. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Income
Juniper recorded a net income of $1,386,360 for the three month period ended March 31, 2010, as compared to net income of $44,182,909 for the comparable period in 2009. The decrease in net income is predominately due to a decrease in the gain on adjustment of derivative and warrant liabilities of $42,582,026 .

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

Other Income (Expense)

The gain on the adjustment of derivative and warrant liability decreased to $2,156,773 from $44,738,799 for the three month period ended March 31, 2010 versus 2009, respectively. The decrease is a result of the change in the fair market value of the Company’s common stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

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

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

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

Date: December 21, 2010

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