Form 10-Q/A
period 2010-12-21
JUNIPER GROUP INC
filed 2010-12-21
CIK 864921

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-Q for the quarter ended June 30, 2010 to correct the calculation pertaining to the derivative liability relating to convertible debentures and the resulting loss on adjustment of derivative and warrant liabilities to fair value.

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

ITEM 1. Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$26,885	$87,663
Accounts receivable-trade (net of allowance)	533,281	466,041
Unbilled accounts receivable	309,270	99,462
Inventory	19,037	-
Other current assets	37,117	33,679
Total current assets	925,590	686,845

Property and equipment, net	109,132	122,034
Note receivable	605,000	605,000
Other assets	14,032	14,050
Total assets	$1,653,754	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$30,512	$-
Accounts payable and accrued expenses	2,795,614	2,802,868
Convertible debentures and notes payable – current portion	2,589,624	2,256,056
Preferred stock dividend payable	50,197	47,154
Due to officer	973,992	866,503
Due to shareholders & related parties	40,649	12,495
Total current liabilities	6,480,588	5,985,076

Convertible debentures and notes payable, less current portion	1,310,848	924,336
Derivative liability related to convertible debentures	16,422,058	16,053,105
Warrant liability related to convertible debentures	1,398	7,550

Total liabilities	24,214,892	22,970,067

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
	24,176	8,181
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,433,113	2,444,367
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	24,051,441	23,628,851
Accumulated deficit	(49,195,139)	(47,748,846)

Total stockholders’ deficit	(22,591,138)	(21,542,138)

Total liabilities & stockholders’ deficit	$1,653,754	$1,427,929

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009

Revenues:
Wireless infrastructure services	$707,785	$109,073
Total revenues	707,785	109,073

Operating costs:
Wireless infrastructure services	355,519	53,255
Total operating costs	355,519	53,255

Gross profit	352,266	55,818

Costs and expenses:
Selling, general and administrative expenses	460,578	325,501
Impairment of film licenses	-	6,891
Total costs and expenses	460,578	332,392

Net (loss) before other income (expense)	(108,312)	(276,574)

Other income (expense):
Loss on adjustment of derivative and warrant liabilities to fair value	(2,228,458)	(6,311,243)
Amortization of debt discount	(380,258)	(335,605)
Interest expense	(114,240)	(108,198)
Settlement Income	-	(3,000)
	(2,722,956)	(6,758,046)

Loss before provision for income taxes	(2,831,268)	(7,034,620)

Provision for income taxes	-	-

Loss before preferred stock dividend	(2,831,268)	(7,034,620)

Preferred stock dividend	(1,522)	(1,522)

Net loss available to common stockholders	$(2,832,790)	$(7,036,142)

Weighted average number of shares outstanding	250,960,731	5,252,408
Basic and diluted net loss per common share	$($0.01)	$(1.34)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES,
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Revenues:
Wireless infrastructure services	$1,698,456	$109,073
Total revenues	1,698,456	109,073

Operating costs:
Wireless infrastructure services	1,169,179	57,229
Total operating costs	1,169,179	57,229

Gross profit	529,277	51,844

Costs and expenses:
Selling, general and administrative expenses	1,022,672	560,083
Impairment of film licenses	-	6,891
Total costs and expenses	1,022,672	566,974

Net (loss) before other income (expense)	(493,395)	(515,130)

Other income (expense):
(Loss) gain on adjustment of derivative and warrant liabilities to fair value	(71,549)	38,427,556
Amortization of debt discount	(625,277)	(505,160)
Interest expense	(253,029)	(220,076)
Settlement expense	-	(16,000)
	(949,855)	37,686,320

(Loss) income before provision for income taxes	(1,443,250)	37,171,190

Provision for income taxes	-	-

(Loss) income before preferred stock dividend	(1,443,250)	37,171,190

Preferred stock dividend	(3,043)	(3,043)

Net (loss) income available to common stockholders	$(1,446,293)	$37,168,147

Weighted average number of shares outstanding	175,889,165	3,235,383
Basic net (loss) income per common share	$(0.01)	$11.49

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net (loss) income	$(1,446,293)	$37,168,147
Adjustments to reconcile net cash provided by operating activities:
Unrealized loss (gain) of derivative liabilities	71,549	(38,427,556)
Amortization of debt discount	625,277	505,160
Depreciation	18,582	7,298
Issuance of convertible debentures in exchange for goods and services	114,377	-
Amortization of film licenses	-	6,891
Changes in operating assets and liabilities:
Accounts receivable	(67,240)	(109,073)
Unbilled accounts receivable	(209,808)	-
Inventory	(19,037)	-
Other current assets	(3,438)	(33,898)
Accounts payable and accrued expenses	365,270	284,609
Due to officers and shareholders	135,643	85,894
Preferred stock dividend payable	3,043	3,043
Net cash used in operating activities	(412,075)	(509,485)

Investing activities:
Purchase of equipment and licenses	(40,523)	(10,500)
Net cash used for investing activities:	(40,523)	(10,500)

Financing activities:
Bank overdraft	30,512	-
Repayment of borrowings	(22,857)	(14,445)
Proceeds from borrowings	384,165	512,578
Net cash provided by financing activities:	391,820	498,133

Net decrease in cash and equivalents	(60,778)	(21,852)
Cash at beginning of the period	87,663	7
Cash at end of the period	$26,885	$(21,845)
Supplemental cash information:
Interest paid	$-	$429
Taxes paid	$-	$-

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF JUNE 30, 2010 (UNAUDITED)
	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock			Series E Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC

Balances at December 31, 2009	25,357	$2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	81,807,548	8,181	23,628,851	(47,748,846)	$(21,542,138)
Common stock issued in exchange for current liabilities																2,500,000	250	10,875		11,125
Common stock issued in exchange for Series B preferred stock				(376)	(38)	(11,254)										4,577,000	457	10,835		-
Common Stock issued in exchange of convertible debentures																152,881,912	15,288	400,880		416,168
Net (loss)																			(1,446,293)	(1,446,293)
Balances at June 30, 2010	25,357	$2,536	22,606	106,294	10,629	2,433,113	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	241,766,460	24,176	24,051,441	(49,195,139)	$(22,561,138)

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”) and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $2.2 million and $6.3 million for the three months ended June 30, 2010 and 2009, respectively, and an unrealized loss of approximately $71,500 and an unrealized gain of approximately $38.4 million for the six months ended June 30, 2010 and 2009, respectively.

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

New Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Common Stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and the receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes, as adjusted for reverse stock splits, the NIR Group also received warrants to purchase a total of 500,317 shares of Common Stock of the Company at exercise prices ranging from $0.50 to $5,000 per share and expire on dates through December 2015 (see footnote 7). On January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes bearing interest at 2%.  The total principal outstanding relating to all of the Callable Notes at June 30, 2010 was $2,532,114, of which $1,918,099, including $1,171,703 which is past due, is classified as a current liability in the accompanying condensed consolidated balance sheet.

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

NOTE 12 -GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2010 the Company had a working capital deficit of approximately $5.6 million and a stockholders’ deficit of approximately $22.6 million. In addition, the Company has defaulted on several of its liabilities and has discontinued the operations of New Wave. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Income

Juniper recorded net loss of $1,446,293 for the six month period ended June 30, 2010, as compared to net income of $37,168,147 for the comparable period in 2009. The decrease in net income is predominately due to a decrease in the gain on adjustment of derivative and warrant liabilities of $38,499,105 .

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

Other Income (Expense)

The adjustment of derivative and warrant liability decreased to a loss of $71,549 from a gain of $38,427,556 for the six month period ended June 30, 2010 versus 2009, respectively. The decrease is a result of the change in the fair market value of the Company’s common stock and the significant increase in the number of shares of Common Stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into Common Stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

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

Net Loss

Juniper recorded a net loss of $2,832,790 for the three month period ended June 30, 2010, as compared to a net loss of $7,036,142 for the comparable period in 2009. The decrease in net loss is predominately due to a decrease in the loss on the adjustment of derivative and warrant liabilities of $4,082,785 in 2010 versus 2009.

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

The loss on the adjustment of derivative and warrant liability decreased to $2,228,458 from $6,311,243 for the three month period ended June 30, 2010 versus 2009, respectively. The decrease in the loss is a result of the change in the fair market value of the Company’s common stock as well as the significant increase in the number of shares of Common Stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into Common Stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

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