Form 10-Q/A
period 2010-12-21
JUNIPER GROUP INC
filed 2010-12-21
CIK 864921

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-Q for the quarter ended September 30, 2010 to correct the calculation pertaining to the derivative liability relating to convertible debentures and the resulting loss on adjustment of derivative and warrant liabilities to fair value.

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

ITEM 1. Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
	September 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$10,651	$87,663
Accounts receivable-trade (net of allowance)	133,003	466,041
Unbilled accounts receivable	151,851	99,462
Inventory	8,882	-
Other current assets	34,021	33,679
Total current assets	338,408	686,845

Property and equipment, net	116,500	122,034
Note receivable	605,000	605,000
Other assets	23,521	14,050
Total assets	$1,083,429	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$61,508	$-
Accounts payable and accrued expenses	2,718,597	2,802,868
Convertible debentures and notes payable – current portion	2,843,387	2,256,056
Preferred stock dividend payable	51,718	47,154
Due to officer	1,029,801	866,503
Due to shareholders & related parties	40,267	12,495
Total current liabilities	6,745,278	5,985,076

Convertible debentures and notes payable, less current portion	1,153,938	924,336
Derivative liability related to convertible debentures	21,424,485	16,053,105
Warrant liability related to convertible debentures	249	7,550
Total liabilities	29,323,950	22,970,067

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

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009

Revenues:
Wireless infrastructure services	$381,513	$102,451
Total revenues	381,513	102,451

Operating costs:
Wireless infrastructure services	302,308	133,817
Total operating costs	302,308	133,817

Gross profit (loss)	79,205	(31,366)

Costs and expenses:
Selling, general and administrative expenses	685,549	247,425
Impairment of film licenses	-	6,890
Total costs and expenses	685,549	254,315

Loss from operations before other income (expense)	(606,344)	(285,681)

Other income (expense):
(Loss) gain on adjustment of derivative and warrant liabilities to fair value	(4,399,515)	7,100,560
Amortization of debt discount	(549,107)	(65,624)
Interest expense	(164,214)	(119,639)
Settlement Income	-	(5,000)
	(5,112,836)	6,910,297

(Loss) income before provision for income taxes	(5,719,180)	6,624,616

Provision for income taxes	-	-

(Loss) income before preferred stock dividends	(5,719,180)	6,624,616

Preferred stock dividend	(1,521)	(1,521)

Net (loss) income available to common stockholders	$(5,720,701)	$6,623,095

Weighted average number of shares outstanding	425,363,386	10,466,302
Basic and diluted net (loss) income per common share	$(0.01)	$0.63

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

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, accrued interest payable, and goods or services.  The Convertible Notes have maturities ranging from two to seven years and interest at rates ranging from 2% to 15%.  The Convertible Notes are generally convertible into common stock of the Company at an exercise price equal to or discounted up to 50% from the lowest closing bid price for the 10 trading days prior to conversion. In addition, at September 30, 2010 there was a total of $68,350 of Convertible Notes that had a fixed conversion price. The Company issued approximately $1,013,000 of new Convertible Notes during the nine months ended September 30, 2010. At September 30, 2010 the Convertible Notes had an aggregate outstanding principal balance of approximately $2,327,000 of which approximately $357,100 is classified as a current liability in the accompanying condensed consolidated balance sheet.

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

Net Loss

Juniper recorded a net loss of $5,720,701 for the three month period ended September 30, 2010, as compared to net income of $6,623,095 for the comparable period in 2009. The decrease in net loss is predominately attributable to a decrease in the loss on the adjustment of derivative and warrant liabilities of $11,500,075 in 2010 versus 2009.

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

Other Income (Expense)

The loss on the adjustment of derivative and warrant liability was $4,399,515 for the three months ended September 30, 2010 as compared to a gain of $7,100,560 for the comparable period in 2009. The increase in the loss on the adjustment of derivative and warrant liability of $11,500,075 is a result of the change in the fair market value of the Company’s common stock as well as the significant increase in the number of shares of common stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into common stock. Gains and losses on derivative liabilities and amortization of discounts represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

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