Form 10-K
period 2010-12-31
JUNIPER GROUP INC
filed 2011-04-15
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the approximate aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $676,946 as of June 30, 2010.

Number of shares outstanding of issuer’s Common Stock, $.0001 par value outstanding as of   April 14, 2011: 3,048,279,219

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2010).  None.

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

Wherever possible, we have tried to identify these forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Juniper Group, Inc. (“Juniper”) is a holding company. The terms “we”, “our”, “us”, “the Company” and “management” as used herein refers to Juniper Group, Inc. and its subsidiaries unless the context otherwise requires.

We were incorporated in the State of Nevada in 1997 and conduct our business through indirect wholly-owned subsidiaries.   Our wireless infrastructure services operations are conducted primarily through a wholly-owned subsidiary of Juniper Services, Inc. (“Services”), a wholly-owned subsidiary of Juniper Entertainment, Inc. Our wireless infrastructure services operations provide broadband connectivity services on a national basis for wireless telecommunication networks.  In prior years we were also active in film distribution services. Although we have not fully discontinued this line of business, we are not devoting any Company resources in this area and will only engage in the sale or exploitation of film licenses if and when opportunities are available.

WIRELESS INFRASTRUCTURE SERVICES

Our wireless infrastructure services operating subsidiaries provide wireless infrastructure services on a national basis by providing broadband connectivity services for wireless telecommunication networks. Our focus in 2010 has been on the building and investing in our wireless infrastructure service business after certain alleged actions by Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs and Thomas Nyiri former disloyal employees and a consultant for breaches of various contractual and fiduciary duties owed to the Company, resulting in a reduction in construction activity by major customers. See Item 3 – Legal Proceedings. The Company has secured a temporary restraining order prohibiting these former employees and consultant from soliciting current employees of the subsidiaries or using or disclosing the subsidiaries’ proprietary information pending a preliminary injunction hearing. Among other things the complaint against alleges that the former employees and consultant acted in concert and conspired to act to misappropriate the business, good will, employees and proprietary information of the Company and to intentionally and maliciously damage the business of the Company. The complaint seeks injunctive relief and damages arising out of the actions of the former employees and consultant.

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

General Description of Wireless Telecommunication Industry and Plan of Operations

We believe that the wireless telecommunication companies are increasingly looking to reposition themselves into an all-in-one service provider bundling and utilizing the latest available technologies including the application of new technology such as third generation or fourth generation (“3G” or “4G”), onto existing networks, and the modification of existing networks. These bundled services can include email, voice, messaging services, WiFi, WiMax, internet access, interactive games, music on demand and video on demand.

There are over 302 million wireless subscriber connections in the Unites States, an increase of almost ten times the number of wireless subscriber connections in 1995 and a 146% increase from 2005, according to CTIA Advocacy, the International Association for the Wireless Telecommunications Industry.  Text messaging has been one of the primary increases over the past several years, with over 187 billion monthly text messages in the United States, an increase of almost 20 times the number of text messages in 2005. Cell sites have increased from approximately 23,000 in 1995 to approximately 184,000 cell sites in 2005 to approximately 253,000 in 2010, an increase of almost 40% in the last five years.

Rising wireless telecommunications penetration is becoming affordable and is contributing to e-commerce growth. The implications and opportunities for online advertising and marketing are extensive. Wireless customers want internet access that is “always on” unlike dial-up connections, and has high-speed performance. The demand for internet access and data services is increasing due to the growth in wireless telephone usage through the adoption of new technologies, such as those incorporated in  “3G” and  “4G”, to provide high speed enhanced capabilities. These new enhanced data capabilities have also increased the average per-customer and per-install revenues derived from wireless telecommunication customers. The result creates a driving need for adoption of new technologies. In addition, the build out of local municipal WiFi services has created a shortage of high quality infrastructure service contractors in the industry.

Leading providers of wireless high-speed access to the Internet continue to increase their investments in technology in order to offer upgrades based on “3G” and “4G”, WiMax, WiFi and other LTE technologies, as well as new services to their existing customers and to the millions of new users.  We believe that the investment required in the implementation of service expansions will continue to motivate service providers to focus on their core competencies and outsource many aspects of their business, including construction, maintenance, and upgrading of wireless telecommunication sites, infrastructure build-out, which is the market for our services.

We believe that this trend for outsourcing in the deployment and support for wireless telecommunication customer services will continue to strengthen as the industry continues to grow. As the economic environment continues to improve, we believe that our prospects for the expansion of its wireless telecommunication business are good and an increase in the demand for the deployment and maintenance service of tower/antenna system services are good for 2011. We believe that infrastructure build-out, technology introduction, new applications and deployment, integration and support will continue to be outsourced to qualified service providers.

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

Services’ opportunity to exploit the new wireless telecommunication infrastructure integration demand for its services and to take advantage of future wireless network build outs are limited by the following:

(i) Financially supporting the agreements entered into, the continued growth of the business and technician recruitment, training and payroll, as well as being able to finance the operating cash requirements from expansion of its high quality technician services to the providers in order to meet the demand for its services. This will require additional financing on a timely basis.

(ii) Maximize the capital deployed for potential new services, by evaluating opportunities for services to customer based on capital investment requirements, the potential gross profit margin, and, most importantly, the customer’s past payment practices.

(iii) Accelerating collections thereby reducing outstanding receivables and providing improved cash flow.

The Company has devoted all of its financial resources and time in growing and reorganizing its operational staff with a business model segregated in sales and operational divisions.  The operational divisions are in turn separated by market and each market is run by a Construction Project Manager.    In implementing such a model, it allows management to react immediately to our customer needs.  In 2011 we will review potential acquisition candidates in compatible business that can be assimilated into our organization and provide the company with larger geographical footprint.

COMPETITION

The markets in which we operate are highly competitive, requiring substantial resources and skilled and experienced personnel. We compete with other companies in most of our geographic markets in which we operate, and several of our competitors are larger companies with greater financial, technical and marketing resources than we have. In addition, there are relatively few barriers to entry into the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. We believe that in 2011 a significant amount of revenue will be derived from direct bidding for project work, and price will often be an important factor in the award of such business and agreements.

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

MAJOR CUSTOMERS

In 2010, one customer, ClearWire US LLC, accounted for 93% of our total revenues with the balance coming from six additional customers.  At December 31, 2010, ClearWire accounted for 86% of our accounts receivable. There can be no assurance given that ClearWire will continue as our largest customer. In March 2011, according to Wireless Estimator, ClearWire reported that it “may not have enough funding to keep operating its business”.  Since the issuance of the carrier’s “going concern” notice, this customer reported hopes of announcing a new round of funding. In the meantime, they have thousands of sites in the planning and development stage for which they intend to suspend zoning and permitting until additional funding becomes available.  In addition they reported that they are cutting 15% of their workforce. On March 10, 2011 ClearWire announced that Bill Morrow, its CEO, resigned as part of a management shake-up of the high-speed wireless service provider.

EMPLOYEES

We now have 7 full time employees, including Vlado P. Hreljanovic, our principal executive officer, and 2 part-time employees.  During 2010 we utilized the services of an independent staffing agency to provide the larger part of our labor force for our wireless infrastructure construction and maintenance operations.  This allowed us to manage the demand on our workflow and maintain control on our operational labor costs.  During the year the aggregated field personnel fluctuated from 25 to 50 members. As of the beginning of September the Company is no longer utilizing the staffing agency. Management believes that its relationship with its employees is generally satisfactory.

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

Natural catastrophes such as hurricanes and tornadoes in the United States could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crew stationed in those regions, which in turn could significantly impact the results of any one or more reporting periods. However, these natural catastrophes historically have generated additional revenue subsequent to the event.

INFLATION

We believe that inflation has generally not had a material impact on our operations.

BACKLOG

None

FILM DISTRIBUTION SERVICES

Our film distribution services had been conducted through Juniper Pictures, Inc. (“Pictures”) which  historically had been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations).

At the end of 2009, we evaluated our film library, taking into account revenues generated in 2009, resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement.  Although we have not fully discontinued this line of business we determined that we would not aggressively devote resources of the Company in this area and will only engage in the sale or exploitation of film licenses if and when opportunities are available. As a result, at December 31, 2009 management determined that the remaining film licenses should be fully written off. The Company took a charge of approximately $124,000 in 2009 as impairment to film licenses in the accompanying consolidated statement of operations.

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

AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated April 14, 2011 Liebman Goldberg & Hymowitz LLP., stated that our consolidated financial statements for the years ended December 31, 2010 and 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We have experienced operating losses and our ability to continue as a going concern is subject to our ability to maintain and enhance our profitability.

WE HAVE ACCUMULATED LOSSES AND ARE NOT CURRENTLY PROFITABLE.

We have incurred an accumulated deficit of approximately $62.6 million as of December 31, 2010 and are currently experiencing negative cash flow. We expect to continue to experience negative cash flow and operating losses for the foreseeable future as we continue to make significant expenditures for sales and marketing, infrastructure development and general and administrative functions. As a result, we will need to generate significant revenues to achieve profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed expectations, we may experience reduced profitability. A large portion of our annual income (loss) is attributable to the adjustment of the derivative liability associated with the fair market value of the embedded derivatives which is based on the market price of our Common Stock and not as a result of operations.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CALLABLE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ALL OF OUR ASSETS.

During the period from December 28, 2005 through December 31, 2010 the Company entered into a series of financing arrangements in exchange for cash proceeds, goods and services and liabilities.  At December 31, 2010 the principal amount of convertible debentures outstanding was approximately $6.0 million.  In addition, in connection with certain of these arrangements the Company issued warrants to purchase 500,230 shares of our Common Stock.

We have received Notices of Default relating to our Callable Secured Convertible Notes and certain 2009 Notes.  A default on these debt obligations could result in foreclosure on all of our assets. See Item 3 – Legal Proceedings.

The convertible debentures are due and payable, with interest, at various dates though 2013, unless sooner converted into shares of our Common Stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon receipt of a notice of conversion from  the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our Common Stock could require the early repayment of the convertible debentures, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.  At the end of the last fiscal quarter the amount to repay the convertible debentures would cost an aggregate of approximately $3.5 million. We anticipate that the full amount of the convertible debentures will be converted into shares of our Common Stock in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.;  filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million. Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims.  We currently do not have the funds to repay these Notes and if we are unsuccessful in defending their claims, New Millennium et. al. could foreclose on our assets. New Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2010 of approximately $2.4 million.

 On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”).  On August 6, 2010 Justin Keener d/b/a JMJ Financial filed an action entitled Justin Keener d/b/a JMJ Financial versus Juniper Group, Inc. in the Circuit Court of the 11th Judicial Circuit - Dade County Florida, Case No. 10-42729-CA31. The complaint alleges breach of the terms of a convertible debenture and seeks damages in the amount of approximately $234,000.   Juniper and Vlado P. Hreljanovic have denied the allegations in the complaint and asserted affirmative defenses. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims.

WE COULD HAVE UNFAVORABLE WORKERS COMPENSATION CLAIM EXPERIENCES.

If a customer does not pay us, or if the costs of benefits we provide to worksite employees, exceed the fees a client pays us, our ultimate liability for worksite employee’s payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

 OUR COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, ON THE OTCQB; AND IN ADDITION THERE ARE VARIOUS INDUSTRY FACTORS, WHICH COULD CAUSE INVESTORS TO FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Our Common Stock is currently quoted on the OTCQB under the ticker symbol JUNP.QB.  As of April 14, 2011 there were 3,048,279,219 shares of common stock outstanding, approximately all were tradable without restriction under the Securities Act.

Various industry factors could cause volatility in the market price of our shares. Factors such as, but not limited to, technological innovations, new products, acquisitions, consolidations or strategic alliances entered into by us or our competitors, government regulatory action, patent or proprietary rights developments, and market conditions for penny stocks in general could have a material effect on the liquidity of our Common Stock and volatility of our stock price.

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

For example, in March 2011 AT&T announced that it had agreed to buy T-Mobile USA. The transaction, one of the largest since the onset of the financial crisis, is expected to start a fierce battle in Washington as regulators scrutinize the effect of the deal on competition and consumers. The deal would leave just three major cellular companies in the country: AT&T, Verizon and the much smaller Sprint Nextel.

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

WE MAY NOT ACCURATELY ESTIMATE THE COSTS ASSOCIATED WITH OUR SERVICES PROVIDED UNDER CONTRACTS WHICH COULD IMPAIR OUR FINANCIAL PERFORMANCE.

A substantial portion of our revenues in 2010 and 2009 were derived from work performed pursuant to master service agreements. Under these contracts, the customer sets the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated.

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

THE CONCENTRATION OF OUR BUSINESS AMONG LARGE CUSTOMERS COULD INCREASE CREDIT RISKS.

The concentration of a portion of our business among a number of large customers increases our potential credit risks. One or more of these customers could delay payments or default on credit extended to them. Any significant delay in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in significantly decreased earning and material and adversely affect our businesses financial condition and results of operations. Revenues derived from one major customer accounted for 93.3% of our 2010 total revenues.

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

We may use subcontractors or staffing agencies to perform portions of our services and to manage work flow. In most cases we pay our subcontractors or staffing agencies before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors or staffing agencies for work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a decrease in profitability and liquidity. This creates an enormous strain on our cash flow.

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

THE DEVELOPMENT AND INSTALLATION OF WIRELESS INFRASTRUCTURE SERVICES MAY REQUIRE UNDERGROUND WORK, WHICH REQUIRES COMPLIANCE WITH ENVIRONMENTAL LAWS AND OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS COULD RESULT IN SIGNIFICANT LIABILITIES.

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

WE SHALL BE REQUIRED TO SEEK ADDITIONAL MEANS OF FINANCING.

During the period from December 28, 2005 through December 31, 2010 the Company entered into a series of financing arrangements in exchange for cash proceeds, goods and services and liabilities.  At December 31, 2010 the principal amount of convertible debentures outstanding was approximately $6.0 million.   In addition, during 2010, the Company issued approximately $1.6 million in principal amounts of convertible debentures in exchange for cash proceeds, current liabilities, goods and services. There can be no assurance that we will generate adequate revenues from operations to finance operations and the failure to generate sufficient operating revenues would have an adverse impact on our financial position and results of operations and our ability to continue as a going concern. Our future operating and capital requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

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

As of April 14, 2011 we had 10,000,000,000 shares of Common Stock authorized and 3,048,279,219 shares of Common Stock issued and outstanding and various convertible debentures outstanding or an obligation to issue convertible debentures that may be converted into approximately 51,000,000,000 shares of Common Stock at current market prices. In addition, the number of shares of Common Stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. Subject to Rule 144 (b)(1) of the Securities and Exchange Act of 1934, all of the shares, including all of the shares issuable upon conversion of the convertible debentures and upon exercise of our warrants and options, may be sold without restriction. The sale of these shares may adversely affect the market price of our Common Stock. In addition to the foregoing shares, we currently have 25,357 shares of 12% Non-voting Convertible Redeemable Preferred Stock outstanding, 106,294 shares of Series B Voting Convertible Redeemable Preferred Stock outstanding, and 300,000 shares of Series C Voting Convertible Redeemable Preferred Stock outstanding, which are not currently convertible into shares of Common Stock.  If the Series C Voting Convertible Redeemable Preferred Stock were convertible, based on the current market price, the Series C Voting Convertible Redeemable Preferred Stock would be convertible into approximately 9,000,000 shares of our Common Stock.

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

Certain convertible debentures are convertible into shares of our Common Stock at discounts to the trading price of the Common Stock prior to the conversion ranging from 40% to 75%. The significant downward pressure on the price of the Common Stock as the selling stockholder converts and sells material amounts of Common Stock could encourage short sales by third party investors.

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

RISKS RELATING TO OUR COMMON STOCK:

WE HAVE HAD TO FILE FOR EXTENSIONS FOR OUR RECENT ANNUAL AND QUARTERLY FILINGS AND IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTCQB WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTCQB, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 20283 State Road, Suite 300, Boca Raton, Florida 33498. Our lease in Boca Raton is on a month to month basis, with current rent of $200 per month.  We also have a subsidiary office at 60 Cutter Mill Road, Suite 611, Great Neck, New York 11021 (consisting of 1,650 square feet of offices), that is subleased for a monthly rent of approximately $5,600. By the terms of the sublease, the rent will be adjusted to match the master lease for the space.  This space is subleased from an entity owned 100% by Mr. Hreljanovic the CEO of the Company.  The sublease for the space is coterminous with the lease and expires on November 30, 2016.

Item 3. Legal Proceedings.

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Since the filing of Juniper's Form 10-K for the period ended December 31, 2009 and its 10-Q for the period ended September 30, 2010, no material changes have occurred to the legal proceedings reported therein. For more information, please see Juniper's Form 10-K for the year ended December 31, 2009 filed April 15, 2010 and its Form 10-Q for the quarter ended September 30, 2010.

The litigation involving Michael and James Calderhead is disclosed below because of the alleged significant damage that their actions have caused the Company.  The Calderheads’ bad acts forced Juniper to close New Wave Communications, Inc. which in turn precipitated the creation of new operating subsidiaries, Tower West and Ryan Pierce, in the wireless and broadband infrastructure construction services business.  These new subsidiaries were formed at great expense and the effects of the Calderhead’s alleged malicious behavior has caused financial reverberations throughout the Company’s operations.

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

The Calderheads initially appeared pro se, but shortly after the commencement of the lawsuit retained the law firm of Bracken, Margolin & Besunder, LLP.  On June 28, 2008, the Court granted Bracken, Margolin & Besunder, LLP’s motion to withdraw as counsel.  Subsequently the Calderheads again proceeded pro se until January 5, 2010, when they retained the counsel of Jonathan L. Stein, Esq. On July 29, 2010 the Court granted a motion by Mr. Stein to withdraw as counsel, and directed Mr. Stein to serve a notice by personal service on the Calderheads advising them that if they failed to either appear pro se or through counsel within thirty days of receiving said notice, the Court would entertain a motion of default against them.  Mr. Stein served this notice on the Calderheads at their last known addresses on July 30, 2010.

The Calderheads, having failed to appear either pro se or through counsel are in default of the Court’s order.  As a result, the Court respectfully directed the Clerk of the Court to note the default of the Calderheads pursuant to Federal Rule of Procedure 55(a).

Furthermore, on March 1, 2011, the Company moved for a default judgment against the Calderheads pursuant to Federal Rule of Procedure 55(b)(2).  On April 13, 2011 the Clerk of the United States District Court for the Eastern District of New York entered a default against Michael Calderhead and James Calderhead, the amount to be determined by United States Magistrate A. Kathleen Tomlinson for an inquest as to damages, including reasonable attorneys’ fees and cost.

Andrus v. Juniper Group, Inc. The plaintiff in the case is Alan Andrus, the former president of Juniper Internet Communications, Inc., a subsidiary of the Company that is no longer active. Mr. Andrus alleges that he is owed approximately $200,000 in unpaid compensation.  He has asserted claims against the Company, Chief Executive Officer Vlado Hreljanovic and Juniper Internet Communications, Inc.

The Company does not dispute that Mr. Andrus was owed compensation and unreimbursed expenses at the time that Juniper Internet Communications ceased operations, but disputes the balance of the amount claimed by the plaintiff.    The Company disputes the allegations in their entirety as to Juniper and Mr. Hreljanovic and is vigorously defending the action.  The case was the subject of a bench trial on March 2nd and 3rd, 2011 in the United States District Court for the Eastern District of New York.  The Company anticipates the judge will render a judgment shortly.  The Company estimates that the amount owed by Juniper Internet is $105,000 and is uncollectible as this subsidiary has no assets or income.

New Wave Communications, Inc. A Chapter 11 Bankruptcy petition was filed by New Wave Communications, Inc. on November 7, 2008 in the U.S. Bankruptcy Court for the Southern District of Indiana (Indianapolis) and assigned case #08-13975-JKC-11.  The petition was voluntarily dismissed at the request of New Wave Communications, Inc. on March 6, 2009.

New Millennium, et. al. versus Juniper Group, Inc. On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd. (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  The Court has ordered the continuation of discover through May 2011.  While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2009 of approximately $2.6 million.

JMJ Default. Justin Keener d/b/a JMJ Financial versus Juniper Group, Inc.  and Vlado P. Hreljanovic.   On August 6, 2010 Justin Keener filed an action entitled Justin Keener d/b/a JMJ Financial versus Juniper Group, Inc. in the Circuit Court of the 11th Judicial Circuit - Dade County Florida, Case No. 10-42729-CA31. The complaint alleges breach of the terms of a convertible debenture and seeks damages in the amount of approximately $234,000.   Juniper and Vlado P. Hreljanovic have denied the allegations in the complaint and asserted affirmative defenses. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims.

Juniper Group, Inc. v. Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri .  On May 7, 2010, the Company, through its subsidiaries Ryan Pierce Group, Inc. and Tower West Communications, Inc., (“Plaintiffs”) commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri (“Defendants”), former employees and a consultant, in the Supreme Court of the State of New York County of Nassau. The complaint alleges that the Defendants, acting in concert, conspired to divert business and employees from the Company, misappropriate intellectual property belonging to the plaintiffs and maliciously damaged the business of the Company.  The complaint alleges that Defendants solicited the Company’s customer while still in the employ of the Company; used fraud as a means to cause a mass defection of work crews from its subsidiaries; intentionally damaged the Company’s reputation with its largest customer; misappropriated equipment; and abandoned work in progress.  The complaint seeks injunctive relief and compensatory and consequential damages.

The Court issued a temporary restraining injunction and the application for a preliminary injunction was submitted on June 11, 2010.  The Company initially sought to preliminarily enjoin the Defendants from working for a competitor of the Company, soliciting its work crews or employing former employees of the Company and returning all property belonging to the Company and expedited disclosure.  The Court granted the preliminary injunction in part and denied in part.  Defendants were ordered to return all property belonging to the Company and other requests for injunctive relief were denied.

The Defendants subsequently filed a motion seeking to dismiss the complaint or for summary judgment.  The Plaintiffs opposed the motion which is currently awaiting decision by the Court.  The Company intends to pursue its claim for damages against the Defendants.

Item 4. Submission of Matters to a Vote of Security Holders.

Removed and reserved.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices, Number of Shareholders and Dividends

The Company’s Common Stock trades on the OTCQB under the symbol JUNP. The following constitutes the high and low sales prices for the Common Stock as reported by OTCQB for each of the quarters of 2010 and 2009, respectively.

Year Ended December 31, 2010	High	Low
First Quarter	$.0180	$.0035
Second Quarter	$.0180	$.0022
Third Quarter	$.0034	$.0003
Fourth Quarter	$.0006	$.0002

Year Ended December 31, 2009
First Quarter	$.800	$.100
Second Quarter	$.400	$.100
Third Quarter	$.250	$.020
Fourth Quarter	$.092	$.013

The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, after giving effect to the one for five hundred reverse stock split on July 10, 2009.

As of April 14, 2011there were 343 holders of record of Juniper Group, Inc. Common Stock.

Convertible Preferred Stock

The Articles of Incorporation of the Company, as amended, authorizes the issuance of 500,000,000 shares of preferred stock including: 25,357 shares of 12% non-voting convertible redeemable preferred stock at $0.10 par value per share; 135,000 shares of  Series B Voting Convertible Preferred Stock at $0.10 par value per share; 300,000 shares Series C Voting Convertible Preferred Stock at $.10 par value per share; 6,500,000 shares of Non-Convertible Series D Voting Preferred Stock at $.001 par value per share; and 100,000,000 shares of Non-Convertible Series E Voting Preferred Stock at $.001 par value per share.   Such shares upon issuance will be subject to the limitations contained in the Articles of Incorporation and any limitations prescribed by law to establish and designate any such series and to fix the number of shares and the relative rights, voting rights and terms of redemption and liquidation preferences.

(1) 12% CONVERTIBLE NON -VOTING PREFERRED STOCK

The Company's 12% non-voting convertible redeemable preferred stock (“Preferred Stock”) entitles the holder to annual dividends equivalent to a rate of 12% of the Preferred Stock liquidation preference of $2.00 per share, or $.24 per share, payable quarterly on March 1, June 1, September 1, December 1 in cash or Common Stock of the Company having an equivalent fair market value. As of December 31, 2010, 25,357 shares of the Preferred Stock were outstanding.

On February 2, 2009, the Board of Directors authorized the issuance of shares of the Company’s Common Stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued Preferred Stock dividends. Accrued and unpaid dividends at December 31, 2010, were $53,240. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company’s registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

 (2) SERIES B VOTING CONVERTIBLE PREFERRED STOCK

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share.  The holders of the Series B Preferred Stock have the right to convert the Series B Preferred Stock into share of the Company’s Common Stock by dividing the Liquidation Preference ($20 per share) by the Conversion Price, which is equal to the weighted average price of the Common Stock as reported by Bloomberg during the ten (10) consecutive trading days prior to the conversion date. Holders of the Series B Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, and not as a separate class, on a 30 votes per share basis on all matters presented to the holders of the Common Stock. The foregoing holders were existing investors before they did the exchange. As of December 31, 2010 there were 106,294 shares of Series B Preferred Stock outstanding.

(3) SERIES C VOTING CONVERTIBLE PREFERRED STOCK

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock (“Series C Preferred Stock”) on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company has  more than 500 stockholders; (v) the Company has  annual revenue of at least $4,000,000; (vi) the Company has at least $100,000 of  EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, and not as a separate class, on a 30 votes per share basis ), on all matters presented to the holders of the Common Stock.  On February 14, 2008 the Company issued 220,000 shares of Series C Preferred Stock to its President.  As of December 31, 2010 there were 300,000 shares of Series C Preferred Stock outstanding.

(4) SERIES D VOTING NON-CONVERTIBLE PREFERRED STOCK

The Company filed a Certificate of Designation of Series D Non-Convertible Preferred Stock (“Series D Preferred Stock”) on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, and not as a separate class, on a 60-votes-per-share basis on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 6,500,000 shares Series D Preferred Stock to its President, all of which were outstanding at December 31, 2010.

(5) SERIES E VOTING NON-CONVERTIBLE PREFERRED STOCK

On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Non-Convertible Preferred Stock (Series E Preferred Stock”), par value $.001.  The Company filed a Certificate of Designation of Series E Preferred Stock on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s Common Stock, and not as a separate class, on a 95-votes-per-share basis, on all matters presented to the holders of the Common Stock.  The shares of the Series E Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock to its President, all of which were outstanding at December 31, 2010.

According to the Company’s Articles of Incorporation, as amended, 500,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2010, 106,960,357 have been designated for the Company’s five classes of preferred stock.

We have approximately 343 shareholders of record and an unknown number that hold shares in street name.

No dividends have been declared since December 31, 2010. We presently intend to retain all earnings to fund the development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of Common Stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders, except as set forth in Item 13- Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements.

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-		N/A	N/A

Equity compensation plans not approved by security holders	515,000,000	(1)(2)	(1)	332,924,000
Total	515,000,000		(1)	332,924,000

(1)
On December 25, 2009 we adopted The 2010 Stock Benefit Plan of Juniper Group, Inc. which provides for the issuance of 15,000,000 shares of Common Stock.  The exercise price of these Options shall be established by the Plan Administrators, which may be amended from time to time as the Plan Administrators may determine. 12,076,000 shares of Common Stock have been issued pursuant to this plan.

(2)
On December 15, 2010 we adopted The 2011 Stock Benefit Plan of Juniper Group, Inc. which provides for the issuance of 500,000,000 shares of Common Stock.  The exercise price of these Options shall be established by the Plan Administrators, which may be amended from time to time as the Plan Administrators may determine. 170,000,000 shares of Common Stock have been issued pursuant to this plan.

Recent Sales of Unregistered Securities

In fiscal 2010 we issued 2,174,379,903 shares of Common Stock in connection with the conversion of Convertible Debentures held by various investors as follows:

Period	Shares Issued	Convertible Debt Converted
Quarter ending March 31, 2010	56,561,878	$155,299
Quarter ending June 30, 2010	96,320,034	260,869
Quarter ending September 30, 2010	268,556,533	36,315
Quarter ending December 31, 2010	1,752,941,458	324,760
Total	2,174,379,903	$777,243

We also issued approximately $1.6 million of Convertible Debentures to various investors in 2010. These Convertible Debentures were issued at various interest rates ranging from 2% to 19.1%, with terms of 6 months to 4 years and are convertible into Common Stock at discount rates ranging from 0% to 75% of the fair market value of our Common Stock at the time of conversion or at fixed conversion prices ranging from $0.0001 to $0.000555. See Item 13 - Certain Relationships and Related Transactions and Director Independence.

On July 16, 2009, the Company issued 31,000,000 shares of it Series E Preferred Stock to Vlado P. Hreljanovic pursuant to a Settlement Agreement and Release in partial satisfaction of accrued compensation in the amount of $31,000.  The issuance of the Series E Preferred Stock allowed Mr. Hreljanovic to maintain voting control of the Company. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since he agreed to, and received, shares bearing a legend stating that such notes are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ in the amount of $825,000 with an interest rate of 12% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 13.2%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. The Company has received $145,000 toward satisfaction of the Secured & Collateralized Promissory Note from JMJ as of December 31, 2010.  The Convertible Promissory Note is convertible into Common Stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to JMJ remaining under 4.99% ownership of the outstanding Common Stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

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

The Company approved the conversion of convertible debentures, conversion of Series B Preferred Stock, and satisfaction of certain liabilities (collectively referred to as the “Convertible Securities”) into unrestricted shares of Common Stock pursuant to the provisions of Rule 144(b)(1) and Rule 3(a)(9).  The Convertible Securities were originally issued under Section 4(2) of the Securities Act of 1933as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  During the year ended December 31, 2010 a total of 2,174,379,903 shares of unrestricted Common Stock were issued in exchange for the conversion of $777,247 of convertible debentures, a total of 4,577,000 shares of unrestricted Common Stock were issued in exchange for the conversion of 376 shares of Series B Preferred Stock, and 7,045,454 shares of unrestricted Common Stock were issued in exchange for the conversion of $16,125 of liabilities.

We relied on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sale of the Convertible Debentures and warrants to investors and the issue of shares upon conversion of convertible notes, debentures and preferred stock. We believe that we have complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Dividend Policy

We have not paid dividends on our Common Stock in the past nor do we anticipate doing so in the foreseeable future.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Juniper Group, Inc. (the “Company”) is a holding company and its 2010 business has been composed of predominately one segment - the wireless infrastructure services business. The Company’s operates from its Boca Raton, FL office and conducts its business indirectly through its wholly-owned subsidiaries.

The Company’s current operating focus is though the wireless infrastructure services in supporting the growth of its operations by increasing revenue and managing costs. These services are conducted through a wholly owned subsidiary of Juniper Services, Inc. (“Services”), a wholly owned subsidiary of Juniper Entertainment, Inc (“JEI“), a wholly owned subsidiary of the Company.

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Conditions

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial conditions:

ASC 815-10 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible notes payable (included in liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 31, 2010, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $11,300,000 for the year ended December 31, 2010 and an unrealized gain for the year ended December 31, 2009 of approximately $49,000,000.

We reserve against receivables from customers whenever it is determined that there may be operational, corporate or market issues that could eventually offset the stability or financial status of these customers or payments to us. There is no assurance that we will be successful in obtaining additional financing for these efforts, nor can it be assured that our services will continue to be provided successfully, or that customer demand for our services will continue to be strong despite anticipated customer workloads through 2011.

Results of Operations for Year Ended December 31, 2010 vs. December 31, 2009

Executive Overview of Financial Results

Our wireless infrastructure services operating subsidiaries primarily focus their activities in the Eastern and Central United States.  Certain alleged breaches of various fiduciary duties owed to the Company by Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri, (“Michael Brown et. al.”) former disloyal employees in the second quarter 2010, resulted in a reduction in our wireless infrastructure services business and the loss of business from major customers in the second half of 2010 (See Item 3 – Legal Proceedings). Our focus is now on rebuilding and investing in our wireless infrastructure services business.  Our mission is to reestablish our presence and business relationships with our customers in order to be able to support the demand in the deployment of wireless/tower system services with leading wireless telecommunication companies and in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations in the coming years.

Revenues

The wireless infrastructure services recognized revenue of approximately $2,357,000 for the year ended December 31, 2010 compared to approximately $1,067,000 for the year ended December 31, 2009, an increase of approximately $1,290,000, or 121%. The increase in revenue was predominantly attributable to a full year of wireless infrastructure service business operations in 2010 versus approximately six months of operations in 2009.  However, we also experienced a decline in revenues in the second half of 2010 after certain alleged breaches of various fiduciary duties owed to the Company by former employees, Michael Brown et. al., which resulted in a reduction in revenue from our wireless infrastructure services business due to the loss of business from a major customer.

The increase in revenue for the year ended December 31, 2010 was largely attributed to revenue derived from one customer.

Operating Costs

The wireless infrastructure services business incurred operating costs of approximately $1,832,000, or 77.7% of revenue, for the year ended December 31, 2010, compared to approximately  $918,000, or 86.0% of revenue, for the year ended December 31, 2009, an improvement of 8.3% as a percentage of revenue.

Gross Profit

The Company’s gross profit margin for the year ended December 31, 2010 was approximately $525,000, or 22.3% of revenue, compared to approximately $149,000, or 14.0% of revenue, for the year ended December 31, 2009. The increase in the gross profit margin is predominately attributable to operating costs being allocated over a larger revenue base in 2010.

Operating Expense

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 was approximately $2,183,000 as compared to$1,489,000 for the year ended December 31, 2009.  This represents an increase of approximately $694,000, or 46.6%. Selling, general and administrative expenses consist primarily of employee compensation, travel and entertainment, legal, accounting and consulting fees and ordinary and customary office expenses. The increase in 2010 versus 2009 is primarily attributable to increases in personnel to support continued increases in revenues and operations. These increases in personnel included employing a director of operations, a project coordinator, a director of business development, a management outsources coordinator, and increases to administration and accounting.  Personnel costs associated with these increases to the Company’s infrastructure resulted in an increase of approximately $616,000 in 2010 versus 2009.  Due to the increase in personnel in 2010 there was a reduction in the use of consultants in 2010 resulting in a savings of approximately $45,000 as compared to 2009. The Company also incurred costs related to the use of a staffing agency in 2010 of $151,000 versus $0 in 2009. There was an increase in legal expense of approximately $23,000 in 2010 versus 2009 to support ongoing litigation.

Revaluation of Film Licenses

At the end of 2009  we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. Although we have not fully discontinued this line of business, we will not aggressively devote the resources of the Company in this area and will engage in the sale or exploitation of film licenses if and when opportunities are available.  At December 31, 2009 management determined that the film licenses remaining should be fully written off. The Company took a charge of approximately $124,000 in 2009 as impairment to film licenses.

Other Income (Expense)

Other expenses increased from aggregate income of approximately $47,134,000 in 2009 to aggregate expenses of approximately $13,182,000 in 2010.   The principal reason for this increase in other expenses is due to a loss of approximately $11,250,000 in the adjustment to derivative and warrant liabilities to fair market value for the year ended December 31, 2010 versus a gain of approximately $49,041,000 for the year ended December 31, 2009. This increase in expenses of approximately $60,291,000 is a result of the decrease in the fair market value of the Company’s Common Stock, which is a key element in the calculation of the derivative and warrant liabilities, and the significant number if potentially issuable shares of Common Stock.  Interest expense and amortization of debt discount were approximately $571,000 and $1,361,000, respectively, in 2010 as compared to $475,000 and $1,411,000, respectively, in 2009. The increase in interest expense is a result of an increase in borrowings.

Net Income (Loss)

Net loss attributable to common stockholders was approximately $14,856,000, or $0.04 per share on a fully diluted basis for the year ended December 31, 2010 as compared with net income of approximately $45,665,000, or $2.54 per share on a fully diluted basis for the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had a working capital deficit of approximately $6,801,000 as compared to a working capital deficit of approximately $5,322,000 at December 31, 2009. The ratio of current assets to current liabilities was 1:.05 at December 31, 2010 versus 1:.11at December 31, 2009. Cash used for operations during 2010 was approximately $740,000.

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations in 2010. Net cash provided by financing activities was approximately $759,000 in 2010. The Company raised approximately $851,000 through the sale of Convertible Debentures, received proceeds of approximately $42,000 relating to bank borrowings, and repaid borrowings of approximately $134,000. Capital purchases totaled approximately $90,000.  Among the obligations that the Company has not had sufficient cash to pay include certain payroll, payroll taxes and the funding of its subsidiary operations. From time to time, certain employees, creditors and consultants have agreed to receive the Company’s Common Stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service and has entered into payment plans with both the New York State Department of Finance and Internal Revenue Service.

The fact that the Company continued to sustain losses in 2010, had negative working capital at December 31, 2010 and still requires additional sources of outside case to sustain operations, continues to increase the uncertainty about the Company’s ability to continue as a going concern.

We believe that we will not currently sufficient liquidity to meet our operating cash requirements for the current level of operations. In addition, any event of default such as our failure to repay the principal or interest on our Convertible Debentures when due, our failure to issue shares of Common Stock upon conversion by the holder, or the breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Convertible Debentures will be converted into shares of our Common Stock, in accordance with the terms of the Convertible Debentures. If we are required to repay the Convertible Debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Convertible Debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff. As discussed more fully in Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims.  New Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2010 of approximately $2.4 million.

Our obligation to issue shares of our Common Stock upon conversion of our Convertible Debentures and preferred stock is essentially limitless.  As such we may not have sufficient shares of authorized Common Stock to convert all of the outstanding Convertible Debentures and preferred stock.  This could affect our ability to raise additional funds.

Securities Purchase Agreements

A $50,000 7% Convertible Note matured in May 2007 and is currently classified in Current Notes Payable.  The Company is in default on this note.

2005-2009 Securities Purchase Agreements

On December 28, 2005, we entered into a financing arrangement involving the sale of an aggregate of $1,000,000 principal amount of Callable Secured Convertible Notes and warrants to purchase  shares of our Common Stock.  On December 28, 2005 we closed on $500,000 of principal and stock purchase warrants.  The balance of the financing was closed on May 18, 2007.  On March 14, 2006, we entered into a financing arrangement involving the sale of an additional $300,000 principal amount of Callable Secured Convertible Notes and warrants to purchase  shares of our Common Stock, and on September 13, 2007, we entered into a financing arrangement involving the sale of an additional $600,000 principal amount of Callable Secured Convertible Notes and warrants to purchase shares of our Common Stock.  As part of the September 2007 financing, our Chief Executive Officer was required to personally guarantee the notes and the discount rate on the market value of our stock used for conversion calculations was reduced from 50% to 35%. The Callable Secured Convertible Notes are due and payable, with 8% interest, unless sooner converted into shares of our Common Stock. On December 26, 2007, we entered into a financing arrangement involving the sale of an additional $100,000 principal amount of Callable Secured Convertible Notes and warrants to purchase shares of our Common Stock.  On March 14, 2008 we entered into a financing agreement involving the sale of an additional $50,000 principal amount of callable Secured Notes and warrants to purchase shares of Common Stock. On June 20, 2008, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes and warrants to purchase shares of Common Stock.  On July 29, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes and warrants to purchase shares of Common Stock, and the interest rate on all of the Callable Secured Notes increased to 12%.  On September 24, 2008, we entered into a financing agreement involving the sale of additional $70,000 principal amount of Callable Secured Notes and warrants to purchase shares of Common Stock.   On November 5, 2008, we entered into a financing agreement involving the sale of additional $61,000 principal amount of Callable Secured Notes and warrants to purchase shares of Common Stock, and the interest rate on all the Callable Secured Notes increased to 15% and the discount rate on the market value of our stock used for conversion calculations was reduced from 35% to 28%.  On December 3, 2008, we sold $4,000 Stock Purchase Warrants to purchase shares of Common Stock.   On December 5, 2008, we entered into a financing agreement involving the sale of additional $75,000 principal amount of Callable Secured Notes, bearing interest at 15% and a discount rate of 28%, and warrants to purchase shares of Common Stock. On March 11, 2009, we entered into a financing agreement involving the sale of additional $50,000 principal amount of Callable Secured Notes, bearing interest at 15% and a discount rate of 28%, On January 31, 2008 and November 10, 2008, $147,542 and $191,100 respectively, of accrued interest on these notes was converted to a debenture with similar terms and conditions, bearing interest at 2% per annum. We currently have approximately $2,526,000 of Callable Secured Convertible Notes outstanding, after giving effect to conversions throughout the year. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement. The registration statement was declared effective on May 11, 2007.  The conversion price of the notes is dependent on the publicly traded market price of the Company’s Common Stock.  As such, the conversion price may change as the market value of the Company’s commons stock rises and falls.  While we anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our Common Stock, in accordance with the terms of the Callable Secured Convertible Notes, the full conversion of these notes is dependent on the amount of the Company’s authorized Common Stock.   If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. As discussed more fully in Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims. Millennium et. al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2010 of approximately $2.4 million.   After taking into consideration all of the reverse stock splits, the outstanding warrants entitle the holder to purchase an aggregate of 500,230 shares of the Company’s Common Stock at prices ranging from $0.25 to $5,000 per share.

On May 11, 2009 the Company entered into a financing agreement for Convertible Promissory Notes in the amount of $825,000 in exchange for the delivery to the Company of a Secured & Collateralized Promissory Notes in the amount of $750,000. As of December 31, 2010 the Company has received $145,000 toward satisfaction of this note.

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

The Company filed a Certificate of Change pursuant to NRS 78.735 and NRS 78.390 with the Secretary of State of Nevada which became effective on August 27, 2009.  The Certificate of Change (a) increased the number of authorized shares of Common Stock to 10,000,000,000; (b) changed the par value of the Common Stock to $0.0001; and (c) effected a 1 for 500 reverse stock split of the Company’s then outstanding Common Stock, thereby reducing the number of outstanding shares of Common Stock.

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

Due to the indeterminate number of shares which might be issued under the embedded conversion features of the convertible securities, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible securities payable (included in the liabilities as a “derivative liability”).

The accompanying consolidated financial statements comply with current requirements relating to warrants and embedded derivatives as described in ASC 815-10 as follows:

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

Provisions of the Transaction Agreements. The Investors will be entitled to exercise the Warrants on a cashless basis if the shares of Common Stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that an Investor exercises the Warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the Warrants will be adjusted in the event we issue Common Stock at a price below market, with the exception of any securities issued as of the date of the Warrant or issued in connection with the Convertible Notes issued pursuant to the Securities Purchase Agreements. Upon the issuance of shares of Common Stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of Common Stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance. Currently the exercise price relating to all outstanding warrants is in excess of the market price of the Company’s Common Stock.

In addition, the conversion price of the convertible securities and the exercise price of the Warrants will be adjusted in the event that we issue Common Stock at a price below the fixed conversion price or below market price, with the exception of any securities issued in connection with the Securities Purchase Agreements. The conversion price of the Convertible Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of Common Stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Investors’ positions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this assessment and those criteria, the Company concluded that the material weakness that existed in the internal controls as of December 31, 2008 continued to exist at December 31, 2010 as follow:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9 B. Other Information.

PART III

Item 10. Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Vlado P. Hreljanovic	63	Director, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary
Barry S. Huston	64	Director

Our Board of Directors is comprised of two directors of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. The following is a brief description of the background and experience of our director and officer.

Vlado P. Hreljanovic has been Chairman of the Board, Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary since 1987. From 1980 through 1986, he was an independent producer of full-length feature films, including Just Before Dawn.  From 1976 through 1979, Mr. Hreljanovic was corporate controller of Master Eagle, Inc., a wholly-owned subsidiary of Unimax, Inc., formerly a publicly traded company. Prior thereto, he was with KPMG, LLC a worldwide accounting, tax and advisory services firm.  Mr. Hreljanovic received his bachelor of science from Fordham University in 1970. He also owns and controls as sole owner, director and officer, Entertainment Financing, Inc., a New York corporation.

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

No Compensation Committee. We have no compensation committee of the Board of Directors. The entire board acts as our compensation committee. Transactions between our management and us are not conducted at arm's-length. These include their compensation arrangements set forth in Item 11- Executive Compensation and the transactions set forth in Item 13- Certain Relationships and Related Transactions and Director Independence below. Mr. Hreljanovic, without any independent authorization, review or oversight sets the terms of these arrangements and transactions. There can be no assurance that the terms thereof are comparable to those that would be negotiated at arm's-length or otherwise fair and reasonable, despite the good faith belief of Mr. Hreljanovic that they are.

Meetings of Directors

There were no formal meetings of the Board of Directors and no formal meeting of committees thereof in fiscal 2010.   The board acted by unanimous consent 40 times. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Juniper. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid to management during 2010 and 2009:

Name and Principal Position	Year	Salary $		Bonus $	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Vlado P. Hreljanovic	2010	$241,923	(1)	$0	$0	$0	$0	$0	$50,196	(2)	$292,189
Director, Chief Executive Officer, Chief Financial Officer, President and Treasurer (1)	2009	$235,514	(1)	$0	$0	$0	$0	$0	$46,648	(3)	$282,162

(1)           A portion of Mr. Hreljanovic’s salary amounting to $195,173 and $207,814 in 2010 and 2009, respectively, is accrued and has not been paid.

(2)           Other compensation for Mr. Hreljanovic in 2010 was comprised of automobile allowance of $22,461, and health and life insurance premiums of $27,735.

(3)           Other compensation for Mr. Hreljanovic in 2009 was comprised of automobile allowance of $22,461, insurance premiums of $3,185 and health and life insurance premiums of $21,002.

Equity Compensation Plan Information

On December 25, 2009 the Board of Directors adopted the 2010 Stock Benefit Plan of Juniper Group, Inc. which provides for the issuance of 15,000,000 shares of Common Stock.  The exercise price of these Options shall be established by the Plan Administrators, which may be amended from time to time as the Plan Administrators may determine. As of December 31, 2010 12,076,000 shares have been issued under this plan.

On December 15, 2010 the Board of Directors adopted The 2011 Stock Benefit Plan of Juniper Group, Inc. which provides for the issuance of 500,000,000 shares of Common Stock.  The exercise price of these Options shall be established by the Plan Administrators, which may be amended from time to time as the Plan Administrators may determine. As of December 31, 2010 170,000,000 shares have been issued under this plan.

Option Issues to Management

There were no options issued to management during 2010 and 2009 and there are no outstanding options currently held by management.

Employment and Other Compensation-Related Agreements with Management

Mr. Hreljanovic has an Employment Agreement with the Company, which has been extended by the Board of Directors to December 31, 2011 and provides for his employment as President and Chief Executive Officer at an annual salary of approximately $242,000, as adjusted by the CPI, and for the reimbursement of certain expenses and insurance. Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000. Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), Mr. Hreljanovic is entitled to receive his accrued salary and to a lump sum cash payment equal to approximately three times his current base salary. Due to a working capital deficit, for the year ended December 31, 2010 Mr. Hreljanovic actually received compensation of $46,750 and the balance of approximately $195,000 was accrued at December 31, 2010. Mr. Hreljanovic has accrued salary of approximately $1,069,000 which is included in due to officer at December 31, 2010.

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

Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), the officer is entitled to his accrued and  unpaid salary and to a lump sum cash payment equal to approximately three times his current base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 14, 2011, with respect to the beneficial ownership of our Common Stock by each person known to be the beneficial owner of more than five percent of the outstanding Common Stock, and by our director and executive officer, individually and as a group.

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
* Less than 1%.

Mr. Hreljanovic controls approximately 59.6% of the total voting control of the Company. His holdings have the following voting rights: 31,000,000 shares of Voting Non-Convertible Series E Preferred Stock have 95 votes per share for an aggregate of 2,945,000,000 votes; 6,500,000 shares of Voting Non-Convertible Series D Preferred Stock, have 60 votes per share for an aggregate of 390,000,000 votes; 220,000 shares of Voting Convertible Redeemable Series C Preferred Stock have 30 votes per share for an aggregate of 6,600,000 votes; and an aggregate of 27 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Directors, Officers and Principal Shareholders

Beginning in 2006, Mr. Hreljanovic has made cash advances to us for working capital. These advances are due on demand, bear no interest and are unsecured.  From time to time, we have repaid Mr. Hreljanovic a portion of these advances.  Giving effect to these repayments, the balance due to Mr. Hreljanovic was approximately $1,069,000 at December 31, 2010.  We believe that the terms of these loans are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis.

The Company paid rent under a sublease during 2010 and 2009 to a company owned 100% by the President of the Company. The rents paid and terms under the sublease are the same as those under the affiliate's lease agreement with the landlord. Rent expense for the years ended December 31, 2010 and 2009 was approximately $65,000 and $61,000, respectively. The master lease and the Company’s sublease on this space expire on November 30, 2016.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Liebman, Goldberg and Hymowitz, LLP to us for 2010 and 2009:

Types of Fees	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$59,000	$53,000
Tax Fees	$16,775	$7,500
Other Fees	$0	$0

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

During the Company’s two  recent fiscal years and the subsequent interim periods through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

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

During the two fiscal years ended December 31, 2010 and through April 15, 2010, the Company did not consult with Liebman, Goldberg & Hymowitz, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) or Regulation S-B.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.2	Certificates of Designation for Series A Preferred Stock filed January 4, 2006 and Series C Preferred Stock for February 5, 2007 with the Nevada Secretary of State (4)
4.3	Certificate of Designation for Series B Preferred Stock filed March 23, 2006 with the Nevada Secretary of State(8)
4.4	Certificate of Designation for Series D Preferred Stock filed February 5, 2007 with the Nevada Secretary of State(8)
10.1	Employment Agreement between the Registrant and Vlado P. Hreljanovic.(5)
10.2	2003 Equity Incentive Plan (6)
10.4	2004 Consultant Stock Plan (7)
10.5	2009-1 Stock Award Plan (8)
10.6	The 2010 Stock Benefit Plan of Juniper Group, Inc.(9)
10.7	The 2011 Stock Benefit Plan of Juniper Group, Inc.(10)
14.1	Code of Business Conduct and Ethics (8)
14.2	Finance Code of Ethics (8)
21.1	Subsidiaries of the Registrant (3)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2/A filed on or about May 3, 2007, SEC file Number 333-31730.

(2)	Incorporated by reference to the Company’s Form 10-K filed on May 15, 2009.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on or about August 1, 2006.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K SB for the year ended December 31, 2005 filed on or about April 17, 2006.

(5)	Incorporated by reference to the Company's Registration Statement on Form SB-2/A filed on May 31, 2006.

(6)	Incorporated by reference to the Company’s Form S-8 filed July 11, 2003.

(7)	Incorporated by reference to the Company’s Form S-8 filed April 6, 2004.

(8)	Incorporated by reference to the Company’s Form 10-K filed on May 15, 2009.

(9)	Incorporated by reference to the Company’s Form S-8 filed December 29, 2009.

(10)	Incorporated by reference to the Company’s Form S-8 filed December 15, 2010.

JUNIPER GROUP, INC.
AND SUBSIDIARIESSUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Juniper Group Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balances sheet of Juniper Group Inc., and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juniper Group Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States.

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

Liebman Goldberg & Hymowitz, LLP
Garden City, New York

April 14, 2011

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash	$16,006	$87,663
Accounts receivable-trade (net of allowance)	226,903	466,041
Unbilled accounts receivable	77,500	99,462
Inventory	8,937	-
Other current assets	23,145	33,679
Total current assets	352,491	686,845

Property and equipment, net	136,991	122,034
Note receivable	605,000	605,000
Other assets	23,486	14,050
Total assets	$1,117,968	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$41,593	$-
Accounts payable and accrued expenses	2,987,495	2,802,868
Convertible debentures and notes payable – current portion	2,929,342	2,256,056
Preferred stock dividend payable	53,240	47,154
Due to officer	1,098,600	890,503
Due to shareholders & related parties	43,267	12,495
Total current liabilities	7,153,537	6,009,076

Convertible debentures and notes payable, less current portion	1,575,793	900,336
Derivative liability related to convertible debentures	27,602,391	16,053,105
Warrant liability related to convertible debentures	-	7,550
Total liabilities	36,331,721	22,970,067

Stockholders’ Deficit:

12% Non-voting convertible redeemable preferred stock: $0.10 par value, 25,357 shares authorized: 25,357 shares issued and outstanding at December 31, 2010 and December 31, 2009: aggregate liquidation preference, $50,714 at December 31, 2010 and December 31, 2009	2,536	2,536
Voting convertible redeemable series B preferred stock: $0.10 par value 135,000 shares authorized: 106,294 shares issued and outstanding at December 31, 2010, and 106,670 shares issued and outstanding at December 31, 2009	10,629	10,667
Voting convertible redeemable series C preferred stock: $0.10 par value 300,000 shares authorized, issued and outstanding at December 31, 2010 and December 31, 2009	30,000	30,000
Voting non-convertible series D preferred stock: $0.001 par value 6,500,000 shares authorized, issued and outstanding at December 31, 2010 and December 31, 2009	6,500	6,500
Voting non-convertible series E preferred stock: $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	31,000	31,000
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 2,267,809,905 shares issued and outstanding at December 31, 2010 and 81,807,548 shares issued and outstanding at December 31, 2009	226,780	8,181
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,433,114	2,444,367
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	24,606,245	23,628,851
Accumulated deficit	(62,605,163)	(47,748,846)
Total stockholders’ deficit	(35,213,753)	(21,542,138)
Total liabilities & stockholders’ deficit	$1,117,968	$1,427,929

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	Years Ended December 31,
	2010	2009

Revenues:
Wireless infrastructure services	$2,357,374	$1,067,056

Operating costs:
Wireless infrastructure services	1,831,914	917,758

Gross profit	525,460	149,298

Costs and expenses:
Selling, general and administrative expenses	2,182,630	1,488,830
Impairment of film licenses		123,539
Total costs and expenses	2,182,630	1,612,369

Loss from operations	(1,657,170)	(1,463,071)

Other (expense) income:
(Loss) gain on adjustment of derivative and warrant liabilities to fair market value	(11,250,485)	49,040,894
Amortization of debt discount	(1,360,720)	(1,410,857
Interest expense	(570,566)	(475,050)
Settlement expense	-	(21,000)

Total other (expense) income	(13,181,771)	47,133,987

(Loss) income before provision for income taxes	(14,838,941)	45,670,916

Provision for income taxes	11,290	-

(Loss) income before preferred stock dividend	(14,850,231)	45,670,916

Preferred stock dividend	6,086	6,086

Net (loss) income attributable to common stockholders	$(14,856,317)	$45,664,830

Basic and diluted weighted average common shares outstanding	411,884,174	17,952,814
Basic and diluted net (loss) income per common share	$(0.04)	$2.54

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010	2009
Operating Activities:
Net (loss) income	$(14,856,317)	$45,664,830
Adjustments to reconcile net cash provided by operating activities:
Unrealized loss (gain) of derivative liabilities	11,250,485	(49,040,894)
Amortization of debt discount	1,360,720	1,410,857
Depreciation and amortization	40,577	21,380
Issuance of convertible debentures in exchange for goods and services	304,052	-
Impairment of film licenses	-	123,538
Changes in operating assets and liabilities:
Accounts receivable	239,138	(466,041)
Unbilled accounts receivable	21,962	(99,462)
Inventory	(8,937)	-
Prepaid and other current assets	10,534	(9,104)
Other assets	(9,648)	-
Accounts payable and accrued expenses	662,285	1,647,422
Due to officers and shareholders	238,869	167,832
Preferred stock dividend payable	6,086	6,086
Net cash used in operating activities	(740,194)	(573,556)

Investing activities:
Purchase of equipment	(90,183)	(105,883)
Organizational expenses and other long term assets	-	(14,050)
Net cash used in investing activities:	(90,183)	(119,933)

Financing activities:
Repayment of borrowings	(133,912)	(120,766)
Proceeds from borrowings	851,039	756,911
Proceeds from bank borrowings	41,593	-
Proceeds from note receivable	-	145,000
Net cash provided by financing activities:	758,720	781,145

Net cash (decrease) increase in cash and equivalents	(71,657)	87,656
Cash at beginning of the year	87,663	7
Cash at end of the year	$16,006	$87,663
Supplemental cash information:
Interest paid	$35,517	$-
Taxes paid	$11,290	$-

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2010 AND 2009

	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock			Series E Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC

Balance at December 31, 2008	25,357	$2,536	22,606	134,480	13,448	3,160,013	300,000	30,000	22,000	6,500,000	6,500	-	-	-	-	490,133	49	22,582,593	(93,413,676)	(67,573,931)

Series B preferred stock issued in exchange for common stock				(27,810)	(2,781)	(715,646)										61,239,336	6,125	712,302		-
Common stock issued in exchange of convertible debentures																19,983,079	1,998	306,965		308,963
Issuance of Series C preferred stock
Common stock issued in exchange of current liabilities																95,000	9	26,991		27,000
Reversal of previously issued common stock													31,000,000	31,000						31,000
Net (loss)																			45,664,830	45,664,830

Balances at December 31, 2009	25,357	2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	81,807,548	8,181	23,628,851	(47,748,846)	(21,542,138)

Series B preferred stock issued in exchange for common stock				(376)	(38)	(11,253)										4,577,000	457	10,834		-
Common Stock issued in exchange of convertible debentures																2,174,379,903	217,437	559,810		777,247
Common stock issued in exchange of current liabilities																7,045,454	705	15,420		16,125
Fair market value – beneficial conversion feature																		391,330		391,330
Net income																			(14,856,317)	(14,856,317)

Balances at December 31, 2010	25,357	2,536	22,606	106,294	10,629	2,433,114	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	2,267,809,905	226,780	24,606,245	(62,605,163)	$(35,213,753)

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Business

Description of Business

Juniper Group, Inc. (“Juniper” or the “Company”) is a corporation incorporated in the State of Nevada in 1997. The Company’s business is primarily focused on wireless infrastructure services operated through two wholly-owned subsidiaries of Juniper Entertainment, Inc., a wholly-owned subsidiary of the Company.

Wireless infrastructure services

The Company’s wireless infrastructure services operating subsidiaries provide wireless infrastructure services in the Eastern and Central United States by providing broadband connectivity services for wireless telecommunication networks. All of our revenues in 2010 and 2009 were derived from these operations.

As a result of certain alleged breaches of various fiduciary duties owed to the Company by Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri, (“Michael Brown et. al.”) former disloyal employees in the second quarter 2010, the Company experienced a reduction in its wireless infrastructure services revenue and the loss of business from major customers in the second half of 2010. Our focus is now on rebuilding and investing in our wireless infrastructure services business.  Our mission is to reestablish our presence and business relationships with our customers in order to be able to support the demand in the deployment of wireless/tower system services with leading wireless telecommunication companies and in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations in the coming years.

In January, 2009 and July 2009 we formed Tower West Communications, Inc. (“Tower West”) and Ryan Pierce Group, Inc. (“Ryan Pierce”), respectively, each a wholly-owned subsidiary of Services. Tower West and Ryan Pierce currently operates nationally by contracting to wireless telecommunication and tower owners and operators. As a result, it is capable of sustained work anywhere within the United States. We have master service agreements with ClearWire, Verizon, T- Mobile, American Tower, Crown Castle and AeroSolutions.

The mission of Tower West and Ryan Pierce is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with repair and maintenance tower construction and antenna installation to tower system integration, hardware and software installations and upgrades.

Film Distribution

The Company’s film distribution operations are conducted through one wholly-owned subsidiary of Juniper Entertainment, Inc. The Company’s film distribution operations consist of acquiring motion picture rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, pay television and broadcast television).  We derived no revenue in 2010 or 2009 from these operations.  Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available, at this time we will not aggressively devote the resources of the Company in this area. As a result, management determined that the film licenses remaining should be fully written off in 2009. The Company took a charge of approximately $124,000 in 2009 as impairment to film licenses in the accompanying consolidated statement of operations.

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

Accounts Receivable.  Accounts receivable is stated at the amount billable to customers. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. The Company’s policy is not to accrue interest on past due trade receivables.  In 2010, one customer, ClearWire US LLC, accounted for 93% of our total revenues with the balance coming from six additional customers.  At December 31, 2010, ClearWire accounted for 86% of our accounts receivable.

Unbilled Accounts Receivable. Unbilled accounts receivable represents revenue on work completed for which the Company is waiting to receive a purchase order from the customer.  Due to the nature of the industry, customers often request that maintenance and repair and emergency work be performed prior to issuing purchase orders.

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable. Concentration of credit risk with respect to the technology and entertainment services segment is primarily subject to the financial condition of the segment's largest customers.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives, which generally ranges from 3 to 5 years.  Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired are otherwise disposed of and the related accumulated depreciation are removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the notes payable, which is included in the liabilities as a “derivative liability”, and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $11.3 million for the year ended December 31, 2010 and an unrealized gain of approximately $49.0 million for the year ended December 31, 2009.

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

Income Taxes.  The Company provides for income taxes in accordance with ASC 740-10 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. As of December 31, 2010 the Company had no deferred tax liabilities.

Net Income (loss) per Common Share.  Earnings per share have been calculated in accordance with Topic 260 “Earnings Per Share” (“EPS”). Topic 260 requires dual presentation of basic EPS and diluted EPS for all entities with complex capital structures.  Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debentures.

Net income (loss) per common share for the year ended December 31, 2010 and 2009 has been computed by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding throughout the year of 411,884,174 and 17,952,814, respectively.

All of the weighted average number of common shares outstanding has been adjusted to reflect the one-for-five hundred reverse stock split effective on August 27, 2009.

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

Reclassifications.  Certain amounts in the 2009 consolidated financial statements were reclassified to conform to the 2010 presentation.

Accounting Pronouncements. There have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2010 that are of significance, or potential significance, to us.

NOTE 3 -    Other Current Assets

At December 31, 2010, other current assets consisted primarily of prepaid insurance and deposits of approximately $23,100, all of which will be realized in 2011.

At December 31, 2009, other current assets consisted primarily of prepaid insurance and deposits of approximately $33,700.

NOTE 4 - Property and Equipment

Depreciation expense for the year ending December 31, 2010 and 2009 was $40,365 and $21,380, respectively. At December 31, 2010 and 2009, property and equipment consisted of the following:

	December 31,
	2010	2009
Vehicles	$29,177	$62,266
Equipment	149,749	85,662
Website costs	14,891	43,131
Leasehold improvements	23,337	23,337
Furniture and fixtures	25,388	25,388
Total property and equipment	242,542	239,784
Accumulated depreciation	105,551	117,750
Property and equipment, net	$136,991	$122,034

During 2009 the Company wrote off $599,224 of fully depreciated assets that were no longer useful.

NOTE 5 - Film Licenses

The Company has historically been engaged in acquiring film rights from independent producers and distributing these rights to domestic and international territories on behalf of the producers to various media (i.e. DVD, satellite, home video, pay-per view, pay television, television, and independent syndicated television stations). For the past several years, we have reduced our efforts in the distribution of film licenses primarily because of the resources required to continue in today's global markets and deal with issues such as electronic media and piracy.  We derived no revenue in 2010 or 2009 from these operations.  At the end of 2009 we evaluated our film library, taking into account the revenue generated over the past several years, the resources available to us to continue to pursue opportunities in this area and the resources necessary to maintain our rights against international piracy and copyright infringement. Although we have not fully discontinued this line of business and will engage in the sale or exploitation of film licenses if and when opportunities are available,  at this time we will not aggressively devote the resources of the Company in this area. As a result, management has determined that the film licenses remaining should be fully written off in 2009. The Company took a charge of approximately $124,000 in 2009 as impairment to film licenses in the accompanying consolidated statement of operations.

NOTE-6- Notes Payable

The following is a summary of the notes payable on the balance sheet at December 31, 2010 and 2009.

	December 31,
Description	2010	2009
Note payable to bank	$321,907	$321,907
Notes payable to others	55,000	82,207
Callable Secured Convertible Notes (net of unamortized debt discount of $141,867 at December 31, 2010)	2,383,648	1,955,330
2009 Convertible Notes (net of unamortized debt discount of $416,395 at December 31, 2010)	499,105	176,530
2010 Convertible Notes (net of unamortized debt discount of $68,758 at December 31, 2010)	11,242	-
Convertible Notes (net of unamortized debt discount of $867,894 at December 31, 2010)	1,058,264	620,418
Fixed Price Convertible Notes (net of unamortized debt discount of $356,780 at December 31, 2010)	175,969	-
	4,505,135	3,156,392
Less current portion	2,929,342	2,256,056
	$1,575,793	$900,336

A subsidiary of the Company had a bank line of credit of approximately $300,250 which does not include accrued interest of approximately $21,750, at an interest rate of 7.75% and  matured on June 6, 2008. The obligation to the bank has not been repaid, is classified in the current portion of Notes Payable at December 31, 2010.

Notes payable to others includes a 7% Convertible Note which matured in 2007 and is classified in the current portion of Notes Payable as of December 31, 2010. In addition, Notes payable to others at December 31, 2009 includes the settlement of a lawsuit against a former consultant originally for $310,000, which was fully satisfied in 2010.

Callable Secured Convertible Notes. The Company entered into a series of Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Convertible Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of Common Stock at a discount of 65% based upon the average of the three lowest intraday trading prices for the Common Stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and the receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to rates of 12% or 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes the NIR Group also received warrants to purchase a total of 500,300 shares of Common Stock, as adjusted for reverse stock splits, of the Company at exercise prices ranging from $.50 to $13,000 per share and expire on dates through December 2015 (see footnote 6). In addition, on January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes.  The total principal outstanding relating to all of the Callable Notes at December 31, 2010 was $2,525,515, all of which is classified as a current liability in the accompanying consolidated balance sheet.

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

2009 Convertible Notes. On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ (the “JMJ Note”) in the amount of $825,000 with an interest rate of 12% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 13.2%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. As of December 31, 2010 the Company has received $145,000 toward the satisfaction of the Secured & Collateralized Promissory Note from JMJ as of September 30, 2009. The JMJ Note is convertible into the Common Stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding Common Stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC.  (“Redwood Note-I”) The Redwood Note-I has a three year term, bears interest at 10% and is convertible into Common Stock at an exercise price equal to 75% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-I, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption. As of December 31, 2010 $28,000 of the Redwood Note-I was outstanding.

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

The JMJ Note together with Redwood Note-I and Redwood Note-II are collectively referred to as the 2009 Convertible Notes. All of the 2009 Convertible Notes, totaling $865,000 at December 31, 2010, are classified as a long term liability in the accompanying consolidated balance sheet.

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

The 2010 Convertible Notes are all classified as a long term liability in the accompanying consolidated balance sheet.

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, goods or services.  The Convertible Notes have maturities ranging from two to seven years and accrue interest at rates ranging from 2% to 14%.  The Convertible Notes are generally convertible into Common Stock of the Company at an exercise price equal to the lowest closing bid price for the 10 trading days prior to conversion. At December 31, 2010 the Convertible Notes had an outstanding principal balance of approximately $1,926,000 of which approximately $434,067 is classified as a current liability in the accompanying consolidated balance sheet.

Fixed Price Convertible Notes. In the fourth quarter of 2010 the Company entered into a series of convertible notes (the “Fixed Price Convertible Notes”).  These notes are convertible into Common Stock of the Company at fixed conversion prices, bear interest at rates from 7% to 19.1% and mature between six months and three years from the date of issuance.  At December 31, 2010 the Fixed Price Convertible Notes totaled approximately $533,000 of which $146,500, net of $50,817 of debt discount, is classified as a current liability in the accompanying consolidated balance sheet.  In accordance with the provisions of Topic 470-20, the Company has computed the Fair Market Value of the Beneficial Conversion Feature of these notes to be $391,330, which has been charged Additional Paid In Capital in the accompanying consolidated financial statements.  The Company has also recorded the same amount as debt discount, which will be accreted and charged to operations over the life of the Fixed Price Convertible Notes.

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

NOTE 7 - Shareholders' Deficit

Net income (loss) per common share for 2010 and 2009 has been computed by dividing net income (loss), after preferred stock dividend provision of $6,086 in both years, by the basic and diluted weighted average number of common shares outstanding for 2010 and 2009, after giving effect to the one-for-five hundred reverse stock split on August 27, 2009.

Our obligation to issue shares of our Common Stock upon conversion of our Convertible Debentures and preferred stock is essentially limitless.  As such we may not have sufficient shares of authorized Common Stock to convert all of the outstanding Convertible Debentures and preferred stock.  This could affect our ability to raise additional funds.

Preferred Stock

According to the Company’s corporate charter, 500,000,000 shares of preferred stock have been authorized for issuance.  As of December 31, 2010, 106,960,357 have been designated for the Company’s five classes of preferred stock.

12% Non-Voting Convertible Preferred Stock

The Company's 12% non-voting convertible Preferred Stock entitles the holder to annual dividends  of $.24 per  share payable quarterly on March 1, June 1, September 1, December 1 in cash or Common Stock of the Company having an equivalent fair market value. At December 31, 2010, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2008, the Board of Directors authorized the issuance of shares of the Company's Common Stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at December 31, 2010, were $53,240. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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
Shares of Series B Preferred Stock are convertible into shares of Common Stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s Common Stock. At December 31, 2010, 106,294 shares of the Series B Preferred Stock were outstanding.

Series C Voting Convertible Preferred Stock

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.  The Company issued 220,000 shares of Series C Preferred Stock to its President. At December 31, 2010, 300,000 shares of the Series C Preferred Stock were outstanding.

Series D Voting Non-Convertible Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes-per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 6,500,000 shares Series D Preferred Stock to the Company’s to its President all of which were outstanding at December 31, 2010 and December 31, 2009.

Series E Voting Non-Convertible Preferred Stock

On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 95 votes per share basis, not as a separate class, on all matters presented to the holders of the Common Stock.  The shares of the Series E Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock, valued at $31,000, to the President as partial settlement for accrued compensation all of which were outstanding at December 31, 2010 and December 31, 2009.

Warrants

A summary of warrants outstanding at December 31, 2010,  after giving effect to a one-for-five hundred reverse stock split on  August 27, 2009.

Warrants	Date Issued	Expiration Date	Price
230	Various	Various thru 6/19/15	$500 - $5,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$2.50
50,000	11/5/08	11/5/15	$0.50
180,000	12/3/08	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,230

NOTE 8 - Related Parties

The Company paid rent month to month during 2010 and 2009 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the years ended December 31, 2010 and 2009 was approximately $65,000 and $61,000, respectively.

Throughout 2010 and 2009, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at December 31, 2010 and 2009 was approximately $1,097,000 and $867,000, respectively.

No legal services were rendered by Mr. Huston or his firm in 2010 and 2009; and no fees were paid to Mr. Huston or his firm in 2010.

NOTE 9 - Commitments and Contingencies

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which has been extended by the Board of Directors to December 31, 2011 and provides for his employment as President and Chief Executive Officer at an annual salary of approximately $242,000, as adjusted by the CPI, and for the reimbursement of certain expenses and insurance. Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000. Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), Mr. Hreljanovic is entitled to receive his accrued salary and to a lump sum cash payment equal to approximately three times his current base salary. Due to a working capital deficit, for the year ended December 31, 2010 Mr. Hreljanovic actually received compensation of $46,750 and the balance of approximately $195,000 was accrued at December 31, 2010. Mr. Hreljanovic has accrued salary of approximately $1,069,000 which is included in due to officer at December 31, 2010.

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

The Calderheads initially appeared pro se, but shortly after the commencement of the lawsuit retained the law firm of Bracken, Margolin & Besunder, LLP.  On June 28, 2008, the Court granted Bracken, Margolin & Besunder, LLP’s motion to withdraw as counsel.  Subsequently the Calderheads again proceeded pro se until January 5, 2010, when they retained the counsel of Jonathan L. Stein, Esq. On July 29, 2010 the Court granted a motion by Mr. Stein to withdraw as counsel, and directed Mr. Stein to serve a notice by personal service on the Calderheads advising them that if they failed to either appear pro se or through counsel within thirty days of receiving said notice, the Court would entertain a motion of default against them.  Mr. Stein served this notice on the Calderheads at their last known addresses on July 30, 2010.

The Calderheads, having failed to appear either pro se or through counsel are in default of the Court’s order.  As a result, the Court respectfully directed the Clerk of the Court to note the default of the Calderheads pursuant to Federal Rule of Procedure 55(a).

Furthermore, on March 1, 2011, the Company moved for a default judgment against the Calderheads pursuant to Federal Rule of Procedure 55(b)(2).  On April 13, 2011 the Clerk of the United States District Court for the Eastern District of New York entered a default against Michael Calderhead and James Calderhead, the amount to be determined by United States Magistrate A. Kathleen Tomlinson for an inquest as to damages, including reasonable attorneys’ fees and cost.

New Millennium, et. al. versus Juniper Group, Inc. On June 30, 2009 AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC,(collectively referred to as “Millennium et. al.”) sent a notice of default to the Company. Further, on November 2, 2009 the Company received a “Default Notice of Callable Secured Convertible Notes” from Millennium et. al.   The action by Millennium et. al. alleges a breach of terms and condition of the convertible notes as a result of the alleged failure of the Company to issue Common Stock upon receiving notices of conversion.

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2010 of approximately $2.4 million.

JMJ Default. Justin Keener d/b/a JMJ Financial versus Juniper Group, Inc.  and Vlado P. Hreljanovic.   On August 6, 2010 Justin Keener filed an action entitled Justin Keener d/b/a JMJ Financial versus Juniper Group, Inc. in the Circuit Court of the 11th Judicial Circuit - Dade County Florida, Case No. 10-42729-CA31. The complaint alleges breach of the terms of a convertible debenture and seeks damages in the amount of approximately $234,000.   Juniper and Vlado P. Hreljanovic have denied the allegations in the complaint and asserted affirmative defenses. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims.

Andrus v. Juniper Group, Inc. The plaintiff in the case is Alan Andrus, the former president of Juniper Internet Communications, Inc., a subsidiary of the Company that is no longer active Mr. Andrus alleges that he is owed approximately $200,000 in unpaid compensation.  He has asserted claims against the Company, Chief Executive Officer Vlado Hreljanovic and Juniper Internet Communications, Inc.

The Company does not dispute that Mr. Andrus was owed compensation and unreimbursed expenses at the time that Juniper Internet Communications ceased operations, but disputes the balance of the amount claimed by the plaintiff.    The Company disputes the allegations in their entirety as to Juniper and Mr. Hreljanovic and is vigorously defending the action.  The case was the subject of a bench trial on March 2nd and 3rd, 2011 in the United States District Court for the Eastern District of New York.  The Company anticipates the judge will render a judgment shortly.  The Company estimates that the amount owed by Juniper Internet is $105,000 and is uncollectible as this subsidiary has no assets or income.

Juniper Group, Inc. v. Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri .  .  On May 7, 2010, the Company, through its subsidiaries Ryan Pierce Group, Inc. and Tower West Communications, Inc., (“Plaintiffs”) commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri (“Defendants”), former employees and a consultant, in the Supreme Court of the State of New York County of Nassau. The complaint alleges that the Defendants, acting in concert, conspired to divert business and employees from the Company, misappropriate intellectual property belonging to the plaintiffs and maliciously damaged the business of the Company.  The complaint alleges that Defendants solicited the Company’s customer while still in the employ of the Company, used fraud means to cause a mass defection of work crews from its subsidiaries, intentionally damaged the Company’s reputation with its largest customer, misappropriated equipment and abandoned work in progress.  The complaint seeks injunctive relief and compensatory and consequential damages.

The Court issued a temporary restraining injunction and the application for a preliminary injunction was submitted on June 11, 2010.  The Company initially sought to preliminarily enjoin Defendants from working for a competitor of the Company, soliciting its work crews or employing former employees of the Company and returning all property belonging to the Company and expedited disclosure.  The Court granted the preliminary injunction in part and denied in part.  Defendants were ordered to return all property belonging to the Company and other requests for injunctive relief were denied.

The Defendants subsequently filed a motion seeking to dismiss the complaint or for summary judgment.  The Plaintiffs opposed the motion which is currently awaiting decision by the Court.  The Company intends to pursue its claim for damages against the Defendants.

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $851,000 in 2010, through the sale of its various convertible securities for working capital, capital purchases and for the repayment of debt. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s Common Stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The fact that the Company continued to sustain losses in 2010, had negative working capital at December 31, 2010 and still requires additional sources of outside cash to sustain operations, continued to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for the current level of operations during 2011.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our Common Stock, in accordance with the terms of the Callable Secured Convertible Notes. If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

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

The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2011.through public or private sales of securities. If the Company is unable to fund its cash flow needs, the Company may have to reduce or stop planned expansion, or possibly scale back operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Year	Amount
2011	$67,200
2012	$69,200
2013	$71,300
2014	$73,400
2015	$75,600
Thereafter	$71,400

NOTE 10 - Income Taxes

For the years ended December 31, 2010 and 2009, no provision was made for Federal and state income taxes due to the losses incurred during these years. As a result of losses incurred through December 31, 2010, the Company has net operating loss carry forwards of approximately $32.7million. These carry forwards expire through 2030.

The Company recognized deferred tax assets of approximately $13.3 million at December 31, 2010. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $13.3million of  deferred tax assets at December 31, 2010 primarily reflect the tax effect of net operating loss carry forwards.

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

 NOTE 12 - Quarterly Results of Operations (Unaudited)

2010	First	Second	Third	Fourth	Total
Revenue	$990,671	$707,785	$381,513	$277,405	$2,357,374
Gross profit (loss)	$177,011	$352,266	$79,205	$(72,937)	$535,545
Net income (loss)	$1,386,497	$(2,832,790)	$(5,720,701)	$(7,689,323)	$(14,856,317)
Basic and diluted net income (loss) per common share	$0.01	$(0.01)	$(0.02)	$(0.01)	$(0.04)

2009	First	Second	Third	Fourth	Total
Revenue	$-	$109,073	$102,451	$855,532	$1,067,056
Gross profit (loss)	$(3,974)	$55,818	$(31,366)	$128,820	$149,298
Net income (loss)	$44,182,909	$(7,036,142)	$6,623,095	$1,894,968	$45,664,830
Basic and diluted net income (loss) per common share	$25.23	$(.46)	$.32	$.03	$2.54

NOTE 13 - Supplemental Cash Flow Information

Cash paid for interest and taxes was approximately $35,500 and $11,300, respectively in 2010 and $0 and $0, respectively, in 2009.

During the years ended December 31, 2010 and 2009 the Company:

•	issued approximately 2,174,380,000 and 19,983,000 shares, respectively, of its common stock upon conversion of approximately $777,000 and $309,000, respectively, of its Convertible Debentures;
•	issued 7,045,000 and approximately 95,000 shares, respectively, of its common stock upon conversion of approximately $16,000 and $27,000, respectively, of current liabilities;
•	issued approximately 4,577,000 and 61,239,000 shares, respectively, of its common stock upon conversion of 376 and 27,800 shares, respectively, of Series B Preferred Stock;
•	issued 0 and 31,000,000 shares, respectively, of Series E Preferred Stock to the Company’s President as settlement of $31,000 of the accrued compensation;
•
recognized approximately $683,000  and $2,054,000, respectively, of unamortized debt discount and $291,000 and $1,980,000, respectively, of derivative liability relating to the issuance of new convertible debentures;

•	returned property and equipment originally purchased in 2009 thereby reducing property and equipment by $37,069, accumulated depreciation of $2,208 and accounts payable of $34,861 in 2010;
•	disposed of fully depreciated assets in 2010 having a cost of $50,356; and
•	issued $426,671 and $516,000, respectively, of convertible debentures in exchange for current liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2011		Juniper Group, Inc.

	By:	/s/Vlado P. Hreljanovic
Vlado P. Hreljanovic, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date: April 14, 2011
	By:	/s/ Barry S. Huston
Barry S. Huston, Director