Form 10-K/A
JUNIPER GROUP INC
filed 2011-04-22
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

We are filing this amendment to our Form 10-K for the year ended December 31, 2010 to correct a clerical error made in recording the adjustment to the derivative liability relating to convertible debentures and the resulting effect on the statement of operations.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	N/A

Equity compensation plans not approved by security holders	515,000,000(1)(2)	(1)	332,924,000
Total	515,000,000	(1)	332,924,000

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Key Factors Affecting or Potentially Affecting Results of Operations and Financial Conditions

Management considers the following factors, events, trends and uncertainties to be important to understanding its results of operations and financial conditions:

ASC 815-10 requires that due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible notes payable (included in liabilities as a “derivative liability”) and to all other warrants and options issued and outstanding as of December 31, 2010, except those issued to employees. The result of adjusting these derivative liabilities to market generated an unrealized gain of approximately $7,200,000 and $49,000,000 for the years ended December 31, 2010 and December 31, 2009, respectively .

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

Other Income (Expense)

Other income decreased from aggregate income of approximately $47,134,000 in 2009 to aggregate income of approximately $5,367,000.    The principal reason for this decrease in other income is attributable to a decrease in the adjustment to derivative and warrant liabilities to fair market value for the year ended December 31, 2010 versus 2009 of approximately $41,742,000. This decrease in the gain on the adjustment to of derivative and warrant liabilities to fair value is a result of the substantial decrease in the change in the fair market value of the Company’s Common Stock, a key element in the calculation of the derivative and warrant liabilities, from its high and low fair market prices during 2010 versus the change in 2009.  Interest expense and amortization of debt discount were approximately $571,000 and $1,361,000, respectively, in 2010 as compared to $475,000 and $1,411,000, respectively, in 2009. The increase in interest expense is a result of an increase in borrowings.

Net Income

Net income attributable to common stockholders was approximately $3,693,000, or $0.01 per share on a fully diluted basis for the year ended December 31, 2010 as compared with net income of approximately $45,665,000, or $2.54 per share on a fully diluted basis for the year ended December 31, 2009.

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

•
A material weakness in the Company’s internal controls exists in that there are an insufficient number of personnel with an appropriate level of experience and knowledge of the US GAAP and SEC reporting requirements. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with US GAAP.

•	During 2008, as a result of the cessation of the operations at our main subsidiary, all of that subsidiary’s records were seized by creditors and many of these records remain unavailable.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in Internal Control

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid to management during 2010 and 2009:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Vlado P. Hreljanovic	2010	$241,923(1)	$0	$0	$0	$0	$0	$50,196(2)	$292,189
Director, Chief Executive Officer, Chief Financial Officer, President and Treasurer (1)	2009	$235,514(1)	$0	$0	$0	$0	$0	$46,648(3)	$282,162

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

Liebman Goldberg & Hymowitz, LLP
Garden City, New York

April 21, 2011

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009
	December 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash	$16,006	$87,663
Accounts receivable-trade (net of allowance)	226,903	466,041
Unbilled accounts receivable	77,500	99,462
Inventory	8,937	-
Other current assets	23,145	33,679
Total current assets	352,491	686,845

Property and equipment, net	136,991	122,034
Note receivable	605,000	605,000
Other assets	23,486	14,050
Total assets	$1,117,968	$1,427,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$41,593	$-
Accounts payable and accrued expenses	2,987,495	2,802,868
Convertible debentures and notes payable – current portion	2,929,342	2,256,056
Preferred stock dividend payable	53,240	47,154
Due to officer	1,098,600	890,503
Due to shareholders & related parties	43,267	12,495
Total current liabilities	7,153,537	6,009,076

Convertible debentures and notes payable, less current portion	1,447,697	900,336
Derivative liability related to convertible debentures	9,181,564	16,053,105
Warrant liability related to convertible debentures	-	7,550
Total liabilities	17,782,798	22,970,067

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
	226,780	8,181
Additional paid-in capital:
Attributed to 12% preferred stock non-voting	22,606	22,606
Attributed to series B preferred stock voting	2,433,114	2,444,367
Attributed to series C preferred stock voting	22,000	22,000
Attributed to common stock	24,606,245	23,628,851
Accumulated deficit	(44,056,240)	(47,748,846)
Total stockholders’ deficit	(16,664,830)	(21,542,138)
Total liabilities & stockholders’ deficit	$1,117,968	$1,427,929

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010	2009

Revenues:
Wireless infrastructure services	$2,357,374	$1,067,056

Operating costs:
Wireless infrastructure services	1,831,914	917,758

Gross profit	525,460	149,298

Costs and expenses:
Selling, general and administrative expenses	2,182,630	1,488,830
Impairment of film licenses	-	123,539
Total costs and expenses	2,182,630	1,612,369

Loss from operations	(1,657,170)	(1,463,071)

Other income (expense) :
Gain on adjustment of derivative and warrant liabilities to fair market value	7,298,438	49,040,894
Amortization of debt discount	(1,360,720)	(1,410,857
Interest expense	(570,566)	(475,050)
Settlement expense	-	(21,000)
Total other income (expense)	5,367,152	47,133,987

Income before provision for income taxes	3,709,982	45,670,916

Provision for income taxes	11,290	-

Income before preferred stock dividend	3,698,692	45,670,916

Preferred stock dividend	6,086	6,086

Net income attributable to common stockholders	$3,692,606	$45,664,830

Basic and diluted weighted average common shares outstanding	411,884,174	17,952,814
Basic and diluted net income per common share	$0.01	$2.54

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Years Ended December 31,
	2010	2009
Operating Activities:
Net income	$3,692,606	$45,664,830
Adjustments to reconcile net cash provided by operating activities:
Unrealized (gain) of derivative liabilities	(7,298,438)	(49,040,894)
Amortization of debt discount	1,360,720	1,410,857
Depreciation and amortization	40,577	21,380
Issuance of convertible debentures in exchange for goods and services	304,052	-
Impairment of film licenses	-	123,538
Changes in operating assets and liabilities:
Accounts receivable	239,138	(466,041)
Unbilled accounts receivable	21,962	(99,462)
Inventory	(8,937)	-
Prepaid and other current assets	10,534	(9,104)
Other assets	(9,648)	-
Accounts payable and accrued expenses	662,285	1,647,422
Due to officers and shareholders	238,869	167,832
Preferred stock dividend payable	6,086	6,086
Net cash used in operating activities	(740,194)	(573,556)

Investing activities:
Purchase of equipment	(90,183)	(105,883)
Organizational expenses and other long term assets	-	(14,050)
Net cash used in investing activities:	(90,183)	(119,933)

Financing activities:
Repayment of borrowings	(133,912)	(120,766)
Proceeds from borrowings	851,039	756,911
Proceeds from bank borrowings	41,593	-
Proceeds from note receivable	-	145,000
Net cash provided by financing activities:	758,720	781,145

Net cash (decrease) increase in cash and equivalents	(71,657)	87,656
Cash at beginning of the year	87,663	7
Cash at end of the year	$16,006	$87,663
Supplemental cash information:
Interest paid	$35,517	$-
Taxes paid	$11,290	$-

See Notes to Consolidated Financial Statements

JUNIPER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
AS OF DECEMBER 31, 2010 AND 2009
	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock			Series E Preferred Stock			Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC

Balance at December 31, 2008	25,357	$2,536	22,606	134,480	13,448	3,160,013	300,000	30,000	22,000	6,500,000	6,500	-	-	-	-	490,133	49	22,582,593	(93,413,676)	(67,573,931)

Series B preferred stock issued in exchange for common stock				(27,810)	(2,781)	(715,646)										61,239,336	6,125	712,302		-
Common stock issued in exchange of convertible debentures																19,983,079	1,998	306,965		308,963
Issuance of Series C preferred stock
Common stock issued in exchange of current liabilities																95,000	9	26,991		27,000
Reversal of previously issued common stock													31,000,000	31,000						31,000
Net income																			45,664,830	45,664,830

Balances at December 31, 2009	25,357	2,536	22,606	106,670	10,667	2,444,367	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	81,807,548	8,181	23,628,851	(47,748,846)	(21,542,138)

Series B preferred stock issued in exchange for common stock				(376)	(38)	(11,253)										4,577,000	457	10,834		-
Common Stock issued in exchange of convertible debentures																2,174,379,903	217,437	559,810		777,247
Common stock issued in exchange of current liabilities																7,045,454	705	15,420		16,125
Fair market value – beneficial conversion feature																		391,330		391,330
Net income																			3,692,606	3,692,606

Balances at December 31, 2010	25,357	2,536	22,606	106,294	10,629	2,433,114	300,000	30,000	22,000	6,500,000	6,500	-	31,000,000	31,000	-	2,267,809,905	226,780	24,606,245	(44,356,240)	$(16,664,830)

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

NOTE-6- Notes Payable

The following is a summary of the notes payable on the balance sheet at December 31, 2010 and 2009.

	December 31,
Description	2010	2009
Note payable to bank	$321,907	$321,907
Notes payable to others	55,000	82,207
Callable Secured Convertible Notes (net of unamortized debt discount of $141,867 at December 31, 2010)	2,383,648	1,955,330
2009 Convertible Notes (net of unamortized debt discount of $416,395 at December 31, 2010)	499,105	176,530
2010 Convertible Notes (net of unamortized debt discount of $68,758 at December 31, 2010)	11,242	-
Convertible Notes (net of unamortized debt discount of $995,990 at December 31, 2010)	930,168	620,418
Fixed Price Convertible Notes (net of unamortized debt discount of $356,780 at December 31, 2010)	175,969	-
	4,377,039	3,156,392
Less current portion	2,929,342	2,256,056
	$1,447,697	$900,336

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

 NOTE 12 - Quarterly Results of Operations (Unaudited)

2010	First	Second	Third	Fourth	Total
Revenue	$990,671	$707,785	$381,513	$277,405	$2,357,374
Gross profit (loss)	$177,011	$352,266	$79,205	$(72,937)	$535,545
Net income (loss)	$1,386,497	$(2,832,790)	$(5,720,701)	$10,559,600	$3,392,606
Basic and diluted net income (loss) per common share	$0.01	$(0.01)	$(0.02)	$0.03	$0.01

2009	First	Second	Third	Fourth	Total
Revenue	$-	$109,073	$102,451	$855,532	$1,067,056
Gross profit (loss)	$(3,974)	$55,818	$(31,366)	$128,820	$149,298
Net income (loss)	$44,182,909	$(7,036,142)	$6,623,095	$1,894,968	$45,664,830
Basic and diluted net income (loss) per common share	$25.23	$(.46)	$.32	$.03	$2.54

NOTE 13 - Supplemental Cash Flow Information

Cash paid for interest and taxes was approximately $35,500 and $11,300, respectively in 2010 and $0 and $0, respectively, in 2009.

During the years ended December 31, 2010 and 2009 the Company:

•	issued approximately 2,174,380,000 and 19,983,000 shares, respectively, of its common stock upon conversion of approximately $777,000 and $309,000, respectively, of its Convertible Debentures;
•	issued 7,045,000 and approximately 95,000 shares, respectively, of its common stock upon conversion of approximately $16,000 and $27,000, respectively, of current liabilities;
•	issued approximately 4,577,000 and 61,239,000 shares, respectively, of its common stock upon conversion of 376 and 27,800 shares, respectively, of Series B Preferred Stock;
•	issued 0 and 31,000,000 shares, respectively, of Series E Preferred Stock to the Company’s President as settlement of $31,000 of the accrued compensation;
•
recognized approximately $811,000 and $2,054,000, respectively, of unamortized debt discount and $419,000 and $1,980,000, respectively, of derivative liability relating to the issuance of new convertible debentures;

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

Date: April 2 2 , 2011		Juniper Group, Inc.

	By:	/s/Vlado P. Hreljanovic
Vlado P. Hreljanovic, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date: April 2 2 , 2011
	By:	/s/ Barry S. Huston
Barry S. Huston, Director

31