Form 10-Q
period 2011-05-09
JUNIPER GROUP INC
filed 2011-05-16
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 4,025,279,219 shares of common stock, $.0001 par value per share, as of May 13, 2011.

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

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating and future financial performance.  Words such as “expects”, “anticipates”, “believes”, “estimates”, “may”, “will”, “should”, “could”, “potential”, “continue”, “intends”, “plans” and similar words and terms used in the discussion of future operating and future financial performance identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•	competition from existing competitors and new competitors entering our industry;
•	demand for our services;
•	the cost of industry conditions;
•	changes in the laws or regulations affecting the industry in which we operate;
•	the outcome of litigation and other proceedings, including the matters described under Part II, Item 1. Legal Proceedings and Note 8 to the condensed consolidated financial statements;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	the level of our expenses; and
•
the factors described in our filings with the Securities and Exchange Commission, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

ITEM 1. Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$14,350	$16,006
Accounts receivable-trade (net of allowance)	27,549	226,903
Unbilled accounts receivable	-	77,500
Inventory	8,937	8,937
Other current assets	12,992	23,145
Total current assets	63,828	352,491

Property and equipment, net	117,647	136,991
Note receivable	605,000	605,000
Other assets	14,035	23,486
Total assets	$800,510	$1,117,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$57,133	$41,593
Accounts payable and accrued expenses	3,122,016	2,987,495
Convertible debentures and notes payable – current portion	2,950,710	2,929,342
Preferred stock dividend payable	54,761	53,240
Due to officer	1,166,690	1,098,600
Due to shareholders & related parties	46,267	43,267
Total current liabilities	7,397,577	7,153,537

Convertible debentures and notes payable, less current portion	1,765,764	1,447,697
Derivative liability related to convertible debentures	12,182,527	9,181,564
Total liabilities	21,345,868	17,782,798

Stockholders’ Deficit:

12% non-voting convertible redeemable preferred stock: $0.10 par value, 25,357 shares authorized: 25,357 shares issued and outstanding at March 31, 2011 and December 31, 2010: aggregate liquidation preference, $50,714 at March 31, 2011 and December 31, 2010	2,536	2,536
Series B voting convertible redeemable preferred stock: $0.10 par value 135,000 shares authorized: 106,294 shares issued and outstanding at March 31, 2011, and December 31, 2010	10,629	10,629
Series C voting convertible redeemable preferred stock: $0.10 par value 300,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	30,000	30,000
Series D voting non-convertible preferred stock: $0.001 par value 6,500,000 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	6,500	6,500
Series E voting non-convertible preferred stock: $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	31,000	31,000
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 2,960,067,399 shares issued and outstanding at March 31, 2011 and 2,267,809,905 shares issued and outstanding at December 31, 2010	296,007	226,780
Additional paid-in capital:
Attributed to 12% non-voting convertible preferred stock	22,606	22,606
Attributed to series B voting convertible preferred stock	2,433,114	2,433,114
Attributed to series C voting convertible preferred stock	22,000	22,000
Attributed to common stock	24,823,041	24,606,245
Accumulated deficit	(48,222,791)	(44,056,240)
Total stockholders’ deficit	(20,545,358)	(16,664,830)
Total liabilities & stockholders’ deficit	$800,510	$1,117,968

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenues:
Wireless infrastructure services	$32,823	$990,671

Operating costs:
Wireless infrastructure services	104,328	813,660

Gross (loss) profit	(71,505)	177,011

Costs and expenses:
Selling, general and administrative expenses	432,265	562,094

Loss from operations before other income (expenses)	(503,770)	(385,083)

Other income (expenses):
(Loss) gain on adjustment of derivative and warrant liabilities to fair value	(2,990,963)	2,156,772
Amortization of debt discount	(507,118)	(245,019)
Interest expense	(160,511)	(138,789)
Total other income (expenses)	(3,658,592)	1,772,964

(Loss) income before provision for income taxes	(4,162,362)	1,387,881

Provision for income taxes	2,668	-

(Loss) income before preferred stock dividends	(4,165,030)	1,387,881

Preferred stock dividend	(1,521)	(1,521)

Net (loss) income available to common stockholders	$(4,166,551)	$1,386,360

Weighted average number of shares outstanding	2,580,265,461	99,983,471
Basic and diluted net (loss) income per common share	$(0.00)	$0.01

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net (loss) income	$(4,166,551)	$1,386,360
Adjustments to reconcile net cash used in operating activities:
Unrealized loss (gain) of derivative liabilities	2,990,963	(2,156,772)
Amortization of debt discount	507,118	245,019
Depreciation	19,397	7,955
Issuance of convertible debentures in exchange for goods and services	-	49,956
Changes in operating assets and liabilities:
Accounts receivable	199,354	264,042
Unbilled accounts receivable	77,500	(501,471)
Inventory	-	(13,844)
Other current assets	10,153	(16,097)
Other assets	9,398	-
Accounts payable and accrued expenses	149,714	542,352
Due to officers and shareholders	71,090	51,455
Preferred stock dividend payable	1,521	1,521
Net cash used in operating activities	(130,343)	(139,524)

Investing activities:
Purchase of equipment and licenses	-	(27,107)
Net cash used in investing activities:	-	(27,107)

Financing activities:
Bank overdraft	15,540	-
Repayment of borrowings	-	(25,166)
Proceeds from borrowings	113,147	140,100
Net cash provided by financing activities:	128,687	114,934

Net (decrease) in cash and equivalents	(1,656)	(51,697)
Cash at beginning of the period	16,006	87,663
Cash at end of the period	$14,350	$35,966
Supplemental cash information:
Interest paid	$37,500	$-
Taxes paid	$2,668	$-

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICT
AS OF MARCH 31, 2011
(UNAUDITED)

	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock		Series E Preferred Stock		Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	Shares	Par	Shares	Par	APIC

Balances at December 31, 2010	25,357	$2,536	22,606	106,294	10,629	2,433,114	300,000	30,000	22,000	6,500,000	6,500	31,000,000	31,000	2,267,809,905	226,780	24,606,245	(44,056,240)	$(16,664,830)
Common Stock issued in exchange of convertible debentures														692,257,494	69,227	62,292		131,519
Fair market value – beneficial conversion feature																154,504		154,504
Net loss																	(4,166,551)	(4,166,551)
Balances at March 31, 2011	25,357	$2,536	22,606	106,294	10,629	2,433,114	300,000	30,000	22,000	6,500,000	6,500	31,000,000	31,000	2,960,067,399	296,007	24,823,041	(48,222,791)	$(20,545,358)

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

The Company commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri, (“Michael Brown et. al.”) former disloyal employees in the second quarter 2010.  As a result of certain alleged breaches of various fiduciary duties owed to the Company by Michael Brown et.al., the Company has experienced a reduction in its wireless infrastructure services revenue and the loss of business from major customers beginning in the second half of 2010. The lawsuit  alleges that Defendants solicited the Company’s customer while still in the employ of the Company, used fraudulent means to cause a mass defection of work crews from its subsidiaries, intentionally damaged the Company’s reputation with its largest customer, misappropriated equipment and abandoned work in progress.  Our focus is now on rebuilding and investing in our wireless infrastructure services business.

Our mission is to try to reestablish our presence and business relationships with our customers in order to be able to support the demand in the deployment of wireless/tower system services with leading wireless telecommunication companies and in providing them with maintenance and upgrading of wireless telecommunication network sites, site acquisitions, site surveys, co-location facilitation, tower construction and antenna installation to tower system integration, hardware and software installations in the coming years.

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

The mission of Tower West and Ryan Pierce is to support the increased demand in the deployment and maintenance of wireless/tower system services with leading telecommunication companies in providing them with repair and maintenance, tower construction and antenna installation to tower system integration, hardware and software installations and upgrades.

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

Accounts Receivable.  Accounts receivable is stated at the amount billed to customers. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. The Company’s policy is not to accrue interest on past due trade receivables.

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

Property and Equipment.  Property and equipment are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over their estimated useful lives, which generally ranges from 3 to 5 years.  Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired  or otherwise disposed of and the related accumulated depreciation is removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the notes payable, which is included in the liabilities as a “derivative liability”, and to all other warrants issued and outstanding as of December 28, 2005, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $3.0 million for the three month period ended March 31, 2011 and an unrealized gain of approximately $2.2 million for the three month period ended March 31, 2010.

Stock-Based Compensation.  In February 2007, the FASB adopted ASC 825-10 which provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  ASC 825-10 is effective for fiscal years beginning after November 15, 2007.  We have adopted this process.  There was no compensation expense for stock options calculated in 2011 and 2010.

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

Net income (loss) per common share for the three months ended March 31, 2011 and 2010 has been computed by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding throughout the year of 2,580,265,461 and 99,983,471, respectively.

Warrants Issued With Convertible Debt.  The Company has issued in the past and may issue warrants along with debt and equity instruments to third parties. These issuances are recorded based on the fair value of these instruments. Warrants and equity instruments require valuation using the Black-Scholes model and other techniques, as applicable, and consideration of assumptions including but not limited to the volatility of the Company’s stock, and expected lives of these equity instruments.

Reclassifications.  Certain amounts in the 2010 condensed consolidated financial statements were reclassified to conform to the 2011 presentation.

New Accounting Pronouncements. There have been no accounting pronouncements or changes in accounting principles during the period ended March 31, 2011 that are of significance, or potential significance, to us.

NOTE 3 -   Other Current Assets

At March 31, 2011 other current assets consisted primarily of prepaid insurance and employee advances of approximately $7,700 and $5,300, respectively.

At December 31, 2010 other current assets consisted primarily of prepaid insurance and deposits of approximately $23,100.

NOTE 4 - Property and Equipment

Depreciation expense for the three months ended March 31, 2011 and 2010 was $15,796 and $40,365, respectively. At March 31, 2011 and December 31, 2010 property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Vehicles	$24,919	$29,177
Equipment	149,749	149,749
Website costs	14,891	14,891
Leasehold improvements	23,337	23,337
Furniture and fixtures	25,388	25,388
Total property and equipment	238,284	242,542
Accumulated depreciation	120,637	105,551
Property and equipment, net	$117,647	$136,991

During the quarter the Company wrote off a vehicle that was destroyed in an accident with a cost of $4,258 and accumulated depreciation of $710.

NOTE 5- Notes Payable

The following is a summary of the notes payable on the balance sheet at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
Description	2011	2010
Note payable to bank	$321,907	$321,907
Notes payable to others	55,000	55,000
Callable Secured Convertible Notes (net of unamortized debt discount of $91,579 at March 31, 2011)	2,433,936	2,383,648
2009 Convertible Notes (net of unamortized debt discount of $339,142 at March 31, 2011)	572,058	499,105
2010 Convertible Notes (net of unamortized debt discount of $60,046 at March 31, 2011)	19,954	11,242
Convertible Notes (net of unamortized debt discount of $710,988 at March 31, 2011)	1,067,948	930,168
Fixed Price Convertible Notes (net of unamortized debt discount of $446,421 at March 31, 2011)	245,671	175,969
	4,716,474	4,377,039
Less current portion	2,950,710	2,929,342
	$1,765,764	$1,447,697

 A subsidiary of the Company had a bank line of credit of approximately $300,250 which does not include an outstanding interest balance of approximately $21,750, all of which was outstanding at December 31, 2007 at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank has not been repaid and remains payable at March 31, 2011.

Callable Secured Convertible Notes. The Company entered into a series of Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Convertible Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of Common Stock at a discount of 65% based upon the average of the three lowest intraday trading prices for the Common Stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and the receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to rates of 12% or 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes the NIR Group also received warrants to purchase a total of 500,300 shares of Common Stock, as adjusted for reverse stock splits, of the Company at exercise prices ranging from $.50 to $13,000 per share and expire on dates through December 2015 (see footnote 6). In addition, on January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes.  The total principal outstanding relating to all of the Callable Notes at March 31, 2011 was $2,575,515, all of which is classified as a current liability in the accompanying condensed consolidated balance sheet.

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

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC.  (“Redwood Note-I”) The Redwood Note-I has a three year term, bears interest at 10% and is convertible into Common Stock at an exercise price equal to 75% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-I, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption. As of March 31, 2011 $23,700 of the Redwood Note-I was outstanding.

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

The JMJ Note together with Redwood Note-I and Redwood Note-II are collectively referred to as the 2009 Convertible Notes. As of March 31, 2011 all of the 2009 Convertible Notes, totaling $861,200 are classified as a long term liability in the accompanying condensed consolidated balance sheet.

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

The 2010 Convertible Notes totaling $80,000 are all classified as a long term liability in the accompanying condensed consolidated balance sheet.

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, goods or services.  The Convertible Notes have maturities ranging from two to seven years and accrue interest at rates ranging from 2% to 14%.  The Convertible Notes are generally convertible into Common Stock of the Company at an exercise price equal to the lowest closing bid price for the 10 trading days prior to conversion. During the quarter the Company issued a $10,000 Convertible Note. The Company received $5,000 in cash proceeds and is obligated to repay $10,000, the note bears interest at 20% and is due on September 10, 2011. In addition, holders of $110,000 of Convertible Notes transferred their interest to holders of Fixed Price Convertible Notes. At March 31, 2011 the Convertible Notes had an outstanding principal balance of approximately $1,794,000 of which approximately $489,000 is classified as a current liability in the accompanying condensed consolidated balance sheet.

Fixed Price Convertible Notes. Commencing in the fourth quarter of 2010 the Company entered into a series of convertible notes with fixed conversion prices (the “Fixed Price Convertible Notes”).  These notes are convertible into Common Stock of the Company at fixed conversion prices, bear interest at rates from 7% to 19.1% and mature between six months and three years from the date of issuance.  At March 31, 2011 the Fixed Price Convertible Notes totaled approximately $677,000 of which $162,500, net of debt discount, is classified as a current liability in the accompanying condensed consolidated balance sheet.  In accordance with the provisions of Topic 470-20, the Company has computed the Fair Market Value of the Beneficial Conversion Feature of these notes, which has been charged Additional Paid In Capital in the accompanying consolidated financial statements.  During the quarter the Company issued $108,146 of new Fixed Price Convertible Notes.  In addition, during the quarter holders of $110,000 of Convertible Notes transferred their interest to holders of Fixed Price Convertible Notes.  These notes mature in three years from the date of issuance, bear interest at the rate of 14% and have fixed conversion prices. For the three months ended March 31, 2011 the Beneficial Conversion Feature relating to Fixed Price Convertible Notes entered into during the quarter totaled approximately $154,500. The Company has also recorded the same amount as debt discount, which will be accreted and charged to operations over the life of the Fixed Price Convertible Notes.

Due to the indeterminate number of shares which might be issued under the outstanding convertible conversion feature of the Callable Notes, the 2009 Convertible Notes, the 2010 Convertible Notes and the Convertible Notes, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the convertible debentures payable which is included in the liabilities in the accompanying consolidated balance sheets as a “derivative liability”.
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

NOTE 6 – Stockholder’s  Deficit

Net (loss) income per common share for 2011 and 2010 has been computed by dividing net income (loss), after preferred stock dividend provision of $1,521 in both years, by the basic and diluted weighted average number of common shares outstanding for 2011 and 2010.

Our obligation to issue shares of our Common Stock upon conversion of our Convertible Debentures and preferred stock is essentially limitless.  As such we may not have sufficient shares of authorized Common Stock to convert all of the outstanding Convertible Debentures and preferred stock.  This could affect our ability to raise additional funds.

Preferred Stock

According to the Company’s corporate charter, 500,000,000 shares of preferred stock have been authorized for issuance.  As of March 31, 2011, 106,960,357 have been designated for the Company’s five classes of preferred stock.

12% Non-Voting Convertible Preferred Stock

The Company's 12% non-voting convertible preferred stock (“Preferred Stock”) entitles the holder to annual dividends  of $.24 per  share payable quarterly on March 1, June 1, September 1, December 1 in cash or Common Stock of the Company having an equivalent fair market value. At March 31, 2011 and December 31, 2010, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2011, the Board of Directors authorized the issuance of shares of the Company's Common Stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at March 31, 2011  were $54,761. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the Securities and Exchange Commission (SEC).

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

Series B Voting Convertible Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share.  The holders of the Series B Preferred Stock have the right to convert the Series B Preferred Stock into share of the Company’s Common Stock by dividing the Liquidation Preference ($20 per share) by the Conversion Price, which is equal to the weighted average price of the Common Stock as reported by Bloomberg for the ten (10) consecutive trading days prior to the conversion date. The holders of the Series B Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock on all matters presented to the holders of the Common Stock, and not as a separate class, on the basis of 30 votes per share. The foregoing holders were existing investors before they did the exchange. Shares of Series B Preferred Stock are convertible into shares of Common Stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s Common Stock. At March 31, 2011 and December 31, 2010, 106,294 shares of the Series B Preferred Stock were outstanding.

Series C Voting Convertible Preferred Stock
The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company does not have at least $100,000 EBITA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.  The Company issued 220,000 shares of Series C Preferred Stock to its President. At March 31, 2011 and December 31, 2010, 300,000 shares of the Series C Preferred Stock were outstanding.

Series D Voting Non-Convertible Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes-per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 6,500,000 shares Series D Preferred Stock to the Company’s to its President all of which were outstanding at March 31, 2011and December 31, 2010.
Series E Voting Non-Convertible Preferred Stock

On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on the basis of 95 votes per share, not as a separate class, on all matters presented to the holders of the Common Stock.  The shares of the Series E Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock, valued at $31,000, to the President as partial settlement for accrued compensation all of which were outstanding at March 31, 2011and December 31, 2010.

Warrants

A summary of warrants outstanding at March 31, 2011:

Warrants	Date Issued	Expiration Date	Price
230	Various	Various thru 6/19/15	$500 - $13,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$0.50
50,000	11/5/08	11/5/15	$0.50
180,000	12/3/08	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,230

NOTE 7 - Related Parties

The Company paid rent during 2011 and 2010 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the three months ended March 31, 2011 and March 31, 2010 was approximately $17,000 and $16,000, respectively.

Throughout 2011 and 2010, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at March 31, 2011 and December 31, 2010 was approximately $1,167,000 and $1,099,000, respectively.

No legal services were rendered by Mr. Huston or his firm in 2011 and 2010; and no fees were paid to Mr. Huston or his firm in 2011.

NOTE 8 - Commitments and Contingencies

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which has been extended by the Board of Directors to December 31, 2011 and provides for his employment as President and Chief Executive Officer at an annual salary of approximately $245,000, as adjusted by the CPI, and for the reimbursement of certain expenses and insurance. Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000. Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), Mr. Hreljanovic is entitled to receive his accrued salary and to a lump sum cash payment equal to approximately three times his current base salary. Due to a working capital deficit, for the Mr. Hreljanovic received no compensation for the three months ended March 31, 2011.  The balance of approximately $61,000 was accrued at March 31, 2011. Mr. Hreljanovic has accrued salary of approximately $1,072,000 which is included in due to officer at March 31, 2011.
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

New Millennium, et. al. v. Juniper Group, Inc. On June 30, 2009 AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC,(collectively referred to as “Millennium et. al.”) sent a notice of default to the Company. Further, on November 2, 2009 the Company received a “Default Notice of Callable Secured Convertible Notes” from Millennium et.al.   The action by Millennium et.al. alleges a breach of terms and condition of the convertible notes as a result of the alleged failure of the Company to issue Common Stock upon receiving notices of conversion.

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et.al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2010 of approximately $2.4 million.

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

Juniper Group, Inc. v. Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri . On May 7, 2010, the Company, through its subsidiaries Ryan Pierce Group, Inc. and Tower West Communications, Inc., (“Plaintiffs”) commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri (“Defendants”), former employees and a consultant, in the Supreme Court of the State of New York County of Nassau. The complaint alleges that the Defendants, acting in concert, conspired to divert business and employees from the Company, misappropriate intellectual property belonging to the plaintiffs and maliciously damaged the business of the Company.  The complaint alleges that Defendants solicited the Company’s customer while still in the employ of the Company, used fraudulent means to cause a mass defection of work crews from its subsidiaries, intentionally damaged the Company’s reputation with its largest customer, misappropriated equipment and abandoned work in progress.  The complaint seeks injunctive relief and compensatory and consequential damages.
In mid-2010, the Company’s business substantially declined due to Michael Brown’s negligence in obtaining required documentation, including purchase orders, from the customer resulting in an inability to send out invoices on a timely basis.  These actions ultimately caused the Company to incur a substantial increase in unbilled accounts receivable and therefore a significant decline in cash flow due to the delinquency in collecting on accounts receivable.  When pressured into taking corrective action so that the Company could rectify these issues and improve cash flow, Mr. Brown resigned with no notice to management and organized a mass defection of staff and field personnel.  These actions by Mr. Brown resulted in an erosion of the Company’s reputation with its customers and our inability to notify our customers that we would need to scale down, thus resulting in the loss of business. Our sales and operating forces were diminished to a level that caused the Company’s inability to continue servicing its valued customers and contract new business.

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

Going Concern

The Company did not have sufficient cash to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $113,000 in 2011, through the sale of convertible securities for working capital. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s Common Stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The fact that the Company continued to sustain losses in 2011, had negative working capital at March 31, 2011 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for operations during 2011.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our Common Stock, in accordance with the terms of the Callable Secured Convertible Notes. If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations by acquisition and raised additional funds either through issuance of debt or equity. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

The Company anticipates that it will be able to raise the necessary funds it may require for the remainder of 2011 through public or private sales of securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 - Income Taxes

For the three month period ended March 31, 2011, other than nominal taxes due, no additional provision was made for Federal and state income taxes due to the losses incurred during these years. As a result of losses incurred through December 31, 2010, the Company has net operating loss carry forwards of approximately $32.7 million. These carry forwards expire through 2030.

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

NOTE 10 - Supplemental Cash Flow Information

Cash paid for interest was approximately $37,500 in 2011 and $0 in 2010.
During the three months ended March 31, 2011 and 2010 the Company:

•	issued approximately 692,257,000 and 56,562,000 shares, respectively, of common stock upon conversion of approximately $131,500 and $155,000, respectively, of Convertible Debentures;
•
recognized approximately $10,000 and $291,000, respectively, of unamortized debt discount and $10,000 and $291,000, respectively, of derivative liability relating to the issuance of new convertible debentures; and

•	issued approximately $15,200 and $162,000, respectively, of convertible debentures in exchange for current liabilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the three month periods ended March 31, 2011 and 2010. Our fiscal year end is December 31.

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

Wireless Infrastructure Services

The Company’s wireless infrastructure services are conducted by Ryan Pierce, a wholly owned subsidiaries of JSI. The Company’s wireless installation services are performed primarily in the Eastern and Central United States. Services are aimed at supporting the demand in the deployment and maintenance of wireless, tower systems services with leading telecommunication companies, providing site surveys, tower construction, microwave system and software installations for leading telecommunications companies.

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

We have performed work for Verizon, AT&T, ClearWire, American Tower, Cricket, SBA, Global Wireless Construction, and Crown Castle.  We expect to utilize our new abilities to provide our wireless and broadband infrastructure services nationwide.  In some instances, our current clients may be used as the platform for our national expansion aspirations and fuel what could be substantial future growth.

Management is considering taking the actions to correct and improve the operating performance of its wireless infrastructure services including (1) hiring sales and operating management; (2) recruiting qualified field technicians including project managers;  (3) reevaluating and coordinating our geographic footprint with customer needs customer contracts; and (4) seeking necessary financing in order to support the Company’s turnaround and restructuring.

We believe that the demand for wireless infrastructure services will continue as consumer demand for smart phones increases which will require more and more bandwidth on millions of these wireless devices throughout the United States.  This demand is creating the need to update existing towers, and possibly the construction of new towers, that support third generation (“3G”) and/or fourth generation (“4G”) technologies. Consequently, the Company’s efforts are focused on being able to capitalize on these opportunities and meet our client’s demands.
The Company is exploring new opportunities in the wireless infrastructure and broadband service business. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment.

The Company plans to concentrate its efforts on providing services to wireless and broadband providers. The Company believes that this strategy will allow it to grow while maintaining cost controls.  As the Company’s ability to raise capital improves, the Company believes that prospects for the expansion of its services in the wireless Infrastructure segment will continue. Management believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to qualified service providers such as Juniper.

The opportunity for Juniper to take advantage of the broadband installation and wireless infrastructure service business  is limited by its ability to:

(i)           Financially support master service agreements, finance growth and personnel management recruitment, certifications, training and payroll, as well as the operating cash flow to support staffing costs. This will require continuous financing on a timely basis;

(ii)           Evaluating opportunities for broadband installation and wireless services based on capital requirements, potential profit margins, and the customer’s payment practices.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue

Gross revenues for the three months ended March 31, 2011 and 2010 were $32,823 and $990,671, respectively. The dramatic decrease in revenues from our wireless services business of $957,848 is attributable to the alleged breaches of various fiduciary duties owed to the Company by Michael Brown et.al. (See Part II. Item 1 - Legal Proceedings) which resulted in to the loss of business and customers in the second half of 2010. The reduction in revenue due to these alleged actions was compounded by our major customer facing financial issues and scaling back on its repair, maintenance and upgrades requirements.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross loss from operations of $71,505 for the three month period ended March 31, 2011, compared to a gross profit from operations of $177,011 for the comparable period in 2010. The decrease in the gross profit from operations for the three months ended March 31, 2011 versus the prior year was a direct result of the Company’s loss of revenue and the continuation of fixed operating costs being incurred. The Company has since minimized its fixed operating costs. .
Expenses

Selling, general and administrative expenses for the three month periods ended March 31, 2011 and 2010 were $432,265 and $562,094, respectively. The decrease of $129,829, or 23.1%, in 2011 was due to the loss of personnel resulting from the exodus of Michael Brown et.al. (See Part II. Item 1 - Legal Proceedings) and actions taken by management to reduce operating costs as a result of the decrease in revenues. Specifically salaries and related payroll expenses decreased by approximately $126,000, travel and entertainment decreased by approximately $22,500, with an offsetting increase in consulting expenses of approximately $26,000.

Other Income (Expenses)

The loss on the adjustment of derivative and warrant liability to fair value was $2,990,963 for the three months ended March 31, 2011 as compared to a gain of $2,156,772 for the comparable period in 2010. The increase in the loss on the adjustment of derivative and warrant liability of $5,147,735 is a result of the change in the fair market value of the Company’s common stock as well as the significant number of shares of common stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into common stock. Gains and losses on adjustment of derivative liabilities and amortization of discount represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

The amortization of debt discount increased by $262,099 to $507,118 in the three month period ended March 31, 2011 versus $245,019 for the three months ended March 31, 2010.  The increase in the amortization of debt discount is a result of the increase in debt issued by the Company since the comparable period in 2010.

Net Income (Loss)

Juniper recorded a net loss of $4,166,551 for the three month period ended March 31, 2011, as compared to net income of $1,386,360 for the comparable period in 2010. The decrease in net income in 2011 is a result of the dramatic reduction in revenues resulting from actions of Michael Brown et.al. and the loss recognized on the adjustment of derivative and warrant liabilities to fair value of $2,990,963 for the three months ended March 31, 2011 versus a gain of $2,156,772 for the three months ended March 31, 2010.

Liquidity and Capital Resources

On March 31, 2011, Juniper had current assets of $63,828 compared to current assets of $352,491 at December 31, 2010 and a working capital deficit of $7,333,749 at March 31, 2011, as compared to a working capital deficit of $6,801,046 at December 31, 2010. The decrease in the working capital deficit of $532,703 is a result of a decrease in accounts receivable of $199,354 and a decrease in unbilled accounts receivable of $77,500, an increase in accounts payable and the bank overdraft of $134,521 and $15,180, respectively, and an increase in due to officer of $68,090. The decrease in accounts receivable and unbilled accounts receivable as well as the increase in liabilities is attributable to the dramatic decrease in revenues and consequently cash receipts for the three months ended March 31, 2011.
Net cash used in operating activities for the three months ended March 31, 2011 was $130,343 compared to $139,524 for the three months ended March 31, 2010.  Among obligations that the Company has not had sufficient cash to pay include: repayment of debt obligations, certain payroll, payroll taxes and the funding of its subsidiary operations. Certain employees, creditors and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company determined the number of shares to be issued based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service and has entered into payment plans with both the New York State Department of Finance and Internal Revenue Service.

Net cash provided by financing activities for the three months ended March 31, 2011 was $128,687 as compared to $114,934 for the comparable period in 2010. The Company also issued $15,197 of convertible debentures in exchange for liabilities.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the operations during the remainder of 2011. In addition, any event of default such as our failure to repay the principal or interest on our Convertible Debentures when due, our failure to issue shares of common stock upon conversion by the holder, or the breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Convertible Debentures will be converted into shares of our common stock, in accordance with the terms of the Convertible Debentures. If we are required to repay the Convertible Debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Convertible Debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff. As discussed more fully in Part II-Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims.  New Millennium et.al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at March 31, 2011 of approximately $2.6 million.

Financing

In June and July 2010 the Company entered into convertible notes in the amount of $50,000 and $30,000, respectively, with Redwood Management LLC.  These notes have a three year term, bear interest at 7% and 12%, respectively, and are convertible into common stock at an exercise price equal to 50% and 75%, respectively, of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the notes, the Company may prepay the notes in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.

During the three month periods ended March 31, 2011 and March 31, 2010, the Company issued a total of $128,343 and $140,100, respectively, of Convertible Debentures.  In 2011 this included cash proceeds of $113,146 and the conversion of $15,197 of accrued interest payable. The maturity on the Convertible Debentures ranges from on demand to three years from the effective date with an interest rates ranging from 0% to 19.1% per annum. In addition in 2011 the Company converted a total of $131,519 of Convertible Debentures into common stock including $15,000 attributable to a promissory note with convertible provisions originally issued to Richard Surber as of December 31, 2009 in the amount of $80,000.

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
• the continued historical lack of profitable operations;
• the continued working capital deficit;
• the ongoing need to raise additional capital to fund operations and growth on a timely basis;
• the success of the expansion into the wireless infrastructure services and the ability to provide adequate working capital required for this expansion, and dependence thereon;
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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Since the filing of Juniper's Form 10-K for the period ended December 31, 2010, no material changes have occurred to the legal proceedings reported therein. For more information, please see Juniper's Form 10-K for the year ended December 31, 2010 filed May 15, 2010.

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

New Millennium, et.al. versus Juniper Group, Inc. On June 30, 2009 AJW Partners, LLC, AJW Partners II, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners II, LLC, AJW Master Fund, Ltd., AJW Master Fund II, Ltd., and AJW Qualified Partners, LLC,(collectively referred to as “Millennium et. al.”) sent a notice of default to the Company. Further, on November 2, 2009 the Company received a “Default Notice of Callable Secured Convertible Notes” from Millennium et.al.   The action by Millennium et.al. alleges a breach of terms and condition of the convertible notes as a result of the alleged failure of the Company to issue Common Stock upon receiving notices of conversion.

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et.al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal at December 31, 2010 of approximately $2.4 million.

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

Juniper Group, Inc. v. Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri. On May 7, 2010, the Company, through its subsidiaries Ryan Pierce Group, Inc. and Tower West Communications, Inc., (“Plaintiffs”) commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri (“Defendants”), former employees and a consultant, in the Supreme Court of the State of New York County of Nassau. The complaint alleges that the Defendants, acting in concert, conspired to divert business and employees from the Company, misappropriate intellectual property belonging to the plaintiffs and maliciously damaged the business of the Company.  The complaint alleges that Defendants solicited the Company’s customer while still in the employ of the Company, used fraudulent means to cause a mass defection of work crews from its subsidiaries, intentionally damaged the Company’s reputation with its largest customer, misappropriated equipment and abandoned work in progress.  The complaint seeks injunctive relief and compensatory and consequential damages.

In mid-2010, the Company’s business substantially declined due to Michael Brown’s negligence in obtaining required documentation, including purchase orders, from the customer resulting in an inability to send out invoices on a timely basis.  These actions ultimately caused the Company to incur a substantial increase in unbilled accounts receivable and therefore a significant decline in cash flow due to the delinquency in collecting on accounts receivable.  When pressured into taking corrective action so that the Company could rectify these issues and improve cash flow, Mr. Brown resigned with no notice to management and organized a mass defection of staff and field personnel.  These actions by Mr. Brown resulted in an erosion of the Company’s reputation with its customers and our inability to notify our customers that we would need to scale down, thus resulting in the loss of business. Our sales and operating forces were diminished to a level that caused the Company’s inability to continue servicing its valued customers and contract new business.

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

ITEM 1A.  Risk Factors
There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2011, the Company issued a total of $128,343 of Convertible Debentures including the conversion of $15,196 of accrued interest payable and cash proceeds of $113,147. The maturity on the Convertible Debentures ranges from on demand to three years from the issuance date with interest rates ranging from 2% to 20%per annum.  We relied on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 for the issuance of the Convertible Debentures to investors and the issue of shares upon conversion of convertible notes. We believe that we have complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

The Company approved the conversion of certain Convertible Securities into unrestricted shares of common stock pursuant to the provisions of Rule 144(b)(1).  The Convertible Securities were originally issued under 4(2) as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  A total of 692,257,494 shares of unrestricted common stock were issued during the three months ended March 31, 2011 in exchange for the conversion of $131,519 of Convertible Securities. The conversions were made in response to the request of the holders of the Convertible Securities and upon satisfactory compliance with the provisions of Rule 144 and its provisions as set forth above.

ITEM 3. Defaults upon Senior Securities
On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal of approximately $2.4 million at March 31, 2011.

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim. JMJ is the note holder of our Callable Secured Convertible Notes with outstanding principal of approximately $85,000 at March 31, 2011.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None

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

Date: May 16, 2011

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