Form 10-Q
period 2011-06-30
JUNIPER GROUP INC
filed 2011-08-22
CIK 864921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 7,677,750,861 shares of common stock, $.0001 par value per share, as of August 17, 2011.

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

ITEM 1. Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$1,690	$16,006
Accounts receivable-trade (net of allowance)	21,302	226,903
Unbilled accounts receivable	-	77,500
Inventory	8,937	8,937
Other current assets	22,249	23,145
Total current assets	54,178	352,491

Property and equipment, net	99,850	136,991
Note receivable	605,000	605,000
Other assets	13,732	23,486
Total assets	$772,760	$1,117,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Bank overdraft	$2,637	$41,593
Accounts payable and accrued expenses	3,247,904	2,987,495
Convertible debentures and notes payable – current portion	3,708,748	2,929,342
Preferred stock dividend payable	56,283	53,240
Due to officer	1,245,863	1,098,600
Due to shareholders & related parties	77,481	43,267
Total current liabilities	8,338,916	7,153,537

Convertible debentures and notes payable, less current portion	1,062,570	1,447,697
Derivative liability related to convertible debentures	12,774,871	9,181,564
Total liabilities	22,176,357	17,782,798

Stockholders’ Deficit:

12% non-voting convertible redeemable preferred stock: $0.10 par value, 25,357 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010: aggregate liquidation preference, $50,714 at June 30, 2011 and December 31, 2010	2,536	2,536
Series B voting convertible redeemable preferred stock: $0.10 par value 135,000 shares authorized: 106,294 shares issued and outstanding at June 30, 2011 and December 31, 2010	10,629	10,629
Series C voting convertible redeemable preferred stock: $0.10 par value 300,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	30,000	30,000
Series D voting non-convertible preferred stock: $0.001 par value 6,500,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	6,500	6,500
Series E voting non-convertible preferred stock: $0.001 par value, 100,000,000 shares authorized: 31,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	31,000	31,000
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 6,349,539,041 shares issued and outstanding at June 30, 2011 and 2,267,809,905 shares issued and outstanding at December 31, 2010	634,953	226,780
Additional paid-in capital:
Attributed to 12% non-voting convertible redeemable preferred stock	22,606	22,606
Attributed to series B voting convertible redeemable preferred stock	2,433,114	2,433,114
Attributed to series C voting convertible redeemable preferred stock	22,000	22,000
Attributed to common stock	24,980,050	24,606,245
Accumulated deficit	(49,576,985)	(44,056,240)
Total stockholders’ deficit	(21,403,597)	(16,664,830)
Total liabilities & stockholders’ deficit	$772,760	$1,117,968

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010

Revenues:
Wireless infrastructure services	$45,121	$707,785

Operating costs:
Wireless infrastructure services	5,910	355,519

Gross profit	39,211	352,266

Costs and expenses:
Selling, general and administrative expenses	281,613	460,578

Loss from operations before other expenses	(242,402)	(108,312)

Other expenses:
Loss on adjustment of derivative and warrant liabilities to fair value	(589,344)	(2,228,458)
Amortization of debt discount	(359,634)	(380,258)
Interest expense	(159,417)	(114,240)
Total other expenses	(1,108,395)	(2,722,956)

Loss before provision for income taxes	(1,350,797)	(2,831,268)

Provision for income taxes	1,875	-

Loss before preferred stock dividends	(1,352,672)	(2,831,268)

Preferred stock dividend	(1,522)	(1,522)

Net loss available to common stockholders	$(1,354,194)	$(2,832,790)

Weighted average number of shares outstanding	4,610,399,672	250,960,731
Basic net loss per common share	$0.00	$(0.01)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Revenues:
Wireless infrastructure services	$77,944	$1,698,456

Operating costs:
Wireless infrastructure services	110,238	1,169,179

Gross (loss) profit	(32,294)	529,277

Costs and expenses:
Selling, general and administrative expenses	713,878	1,017,760

Loss from operations before other expenses	(746,172)	(488,483)

Other expenses:
Loss on adjustment of derivative and warrant liabilities to fair value	(3,580,307)	(71,549)
Amortization of debt discount	(866,752)	(625,277)
Interest expense	(319,928)	(253,029)
Total other expenses	(4,766,987)	(949,855)

Loss before provision for income taxes	(5,513,159)	(1,438,338)

Provision for income taxes	4,543	4,912

Loss before preferred stock dividends	(5,517,702)	(1,443,250)

Preferred stock dividend	(3,043)	(3,043)

Net loss available to common stockholders	$(5,520,745)	$(1,446,293)

Weighted average number of shares outstanding	3,600,940,672	175,889,165
Basic net loss per common share	$0.00	$(0.01)

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(5,520,745)	(1,446,293)
Adjustments to reconcile net cash used in operating activities:
Unrealized loss of derivative liabilities and warrant liabilities	3,580,307	71,549
Amortization of debt discount	866,752	625,277
Depreciation	31,449	18,582
Issuance of convertible debentures in exchange for goods and services	-	114,377
Disposal of assets	5,798	-
Changes in operating assets and liabilities:
Accounts receivable	205,601	(67,240)
Unbilled accounts receivable	77,500	(209,808)
Inventory	-	(19,037)
Prepaid and other current assets	896	-
Other assets	9,648	(3,438)
Accounts payable and accrued expenses	406,606	365,270
Due to officers and shareholders	181,477	135,643
Preferred stock dividend payable	3,043	3,043
Net cash used in operating activities	(151,668)	(412,075)

Investing activities:
Purchase of equipment and licenses	-	(40,523)
Net cash used in investing activities:	-	(40,523)

Financing activities:
Bank overdraft	(38,956)	30,512
Repayment of borrowings	-	(22,857)
Proceeds from borrowings	176,308	384,165
Net cash provided by financing activities:	137,352	391,820

Net (decrease) in cash and equivalents	(14,316)	(60,778)
Cash at beginning of the period	16,006	87,663
Cash at end of the period	$1,690	$26,885
Supplemental cash information:
Interest paid	$37,500	-
Taxes paid	$2,668	-

See Notes to Condensed Consolidated Financial Statements

JUNIPER GROUP, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
AS OF JUNE 30, 2011
(UNAUDITED)

	Preferred Stock			Series B Preferred Stock			Series C Preferred Stock			Series D Preferred Stock		Series E Preferred Stock		Common Stock			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	APIC	Shares	Par	Shares	Par	Shares	Par	APIC

Balances at December 31, 2010	25,357	$2,536	22,606	106,294	10,629	2,433,114	300,000	30,000	22,000	6,500,000	6,500	31,000,000	31,000	2,267,809,905	226,780	24,606,245	(44,056,240)	$(16,664,830)
Common Stock issued in exchange for current liabilities														200,000,000	20,000	(5,000)		15,000
Common Stock issued in exchange of convertible debentures														3,881,729,136	388,173	(39,962)		348,211
Fair market value – beneficial conversion feature																418,767		418,767
Net loss																	(5,520,745)	(5,520,745)
Balances at June 30, 2011	25,357	$2,536	22,606	106,294	10,629	2,433,114	300,000	30,000	22,000	6,500,000	6,500	31,000,000	31,000	6,349,539,041	634,953	24,980,050	(49,576,985)	$(21,403,597)

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

Wireless infrastructure services

The Company’s wireless infrastructure services operating subsidiaries provide wireless infrastructure services by providing broadband connectivity services for wireless telecommunication networks.

The Company commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri, (“Michael Brown et. al.” or “Defendants”) former employees of Ryan Pierce Group, Inc. in the second quarter 2010. The lawsuit alleges that the defendants solicited the Company’s customer while still in the employ of the Company used fraud as a means to cause a mass defection of work crews from its subsidiaries, intentionally damaged the Company’s reputation with its largest customer, misappropriated equipment and abandoned work in progress.   Defendants moved for partial summary judgment and certain of the claims were dismissed, while the remaining claim of tortuous interference with the Company’s contractual relationship with its principal client will proceed to discovery and trial.  The grant of partial summary judgment is being appealed.  The lawsuit alleges that as a result of the alleged wrongful acts of defendants, the Company’s relationship with its principal client was severely damaged and the Company has experienced a severe reduction in its wireless infrastructure services revenue and extensive loss of business from major customers beginning in the second half of 2010 thru 2011.

Our mission is to try to reestablish our presence in the marketplace and rebuild business relationships with our customers in order to be able to support the demand in the deployment of wireless/tower system services with leading wireless telecommunication companies and in providing them with maintenance and repairs and upgrading of wireless telecommunication network sites in the coming years.

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Juniper and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2011.

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

Revenue and Cost Recognition.  In the wireless infrastructure services, the Company enters into contracts principally on the basis of competitive bids, the final terms and prices of which are frequently negotiated with the customer. Although the terms of its contracts vary considerably, most services are made on a cost plus or time and materials basis. The Company completes most projects within six months.

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

Accounts Receivable.  Accounts receivable is stated at the amount billed to customers. Accounts receivable are ordinarily due 30 to 60 days after issuance of the invoice and customer acceptance. The Company provides allowances for doubtful accounts, which are based upon a review of outstanding receivables, historical performance and existing economic conditions. The Company establishes reserves against receivables by customers whenever it is determined that there may be corporate or market issues that could eventually affect the stability or financial status of these customers or their payments to the Company. The Company’s policy is not to accrue interest on past due trade receivables.

Unbilled Accounts Receivable. Unbilled accounts receivable represents revenue on work completed for which the Company is waiting to receive a purchase order from the customer.  Due to the nature of the industry, customers often request that maintenance and repair and emergency work be performed prior to issuing purchase orders due to the emergency of the situation.

Concentration of Credit Risk.  Financial instruments which potentially subject the Company to significant concentrations of credit risk are principally trade accounts receivable. Concentration of credit risk with respect to the wireless services is primarily subject to the financial condition of the largest customers.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes over the estimated useful lives, which generally ranges from 3 to 5 years.  Expenditures for normal repairs and maintenance are charged to operations as incurred.  The cost of property or equipment retired or otherwise disposed of and the related accumulated depreciation is removed from the accounts in the period of disposal with the resulting gain or loss reflected in earnings or in the cost of the replacement.

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

ASC 815-10 requires that due to indeterminable number of shares which might be issued the imbedded convertible host debt feature of the Callable Secured Convertible Notes, the 2009 Convertible Notes, the 2010 Convertible Notes and the Convertible Notes the Company is required to record a liability relating to both the detachable warrants and the embedded convertible feature of the notes payable, which is included in the liabilities as a “derivative liability”, and to all other warrants issued and outstanding as of June 30, 2011, except those issued to employees.  The result of adjusting these derivative liabilities to market generated an unrealized loss of approximately $589,000 and $2.2 million for the three month periods ended June 30, 2011 and 2010, respectively, and an unrealized loss of approximately $3.6 million and $72,000 for the six month periods ended June 30, 2011 and 2010, respectively.

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

Net income (loss) per common share for the three and six months ended June 30, 2011 and 2010 has been computed by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding throughout the year of 4,610,399,672 and 3,600,940,672, respectively.

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

New Accounting Pronouncements. There have been no accounting pronouncements or changes in accounting principles during the period ended June 30, 2011 that are of significance, or potential significance, to us.

NOTE 3 -   Other Current Assets

At June 30, 2011 other current assets consisted primarily of prepaid insurance of approximately $5,200, prepaid legal fees of $10,000 and employee advances of approximately $7,100.

At December 31, 2010 other current assets consisted primarily of prepaid insurance of approximately $19,200 and deposits of approximately $3,900.

NOTE 4 - Property and Equipment

Depreciation expense for the six months ended June 30, 2011 and 2010 was $31,343 and $18,582, respectively. At June 30, 2011 and December 31, 2010 property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
Vehicles	$22,419	$29,177
Equipment	149,749	149,749
Website costs	14,891	14,891
Leasehold improvements	23,337	23,337
Furniture and fixtures	25,388	25,388
Total property and equipment	235,784	242,542
Accumulated depreciation	135,934	105,551
Property and equipment, net	$99,850	$136,991

During the year the Company wrote off a vehicle that was destroyed in an accident with a cost of $6,758 and accumulated depreciation of $960.

NOTE 5- Notes Payable

The following is a summary of the notes payable on the balance sheet at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Note payable to bank	$321,907	$321,907
Notes payable to others	55,000	55,000
Callable Secured Convertible Notes (net of unamortized debt discount of $60,246 at June 30, 2011)	2,515,268	2,363,785
2009 Convertible Notes (net of unamortized debt discount of $249,669 at June 30, 2011)	605,931	518,968
2010 Convertible Notes (net of unamortized debt discount of $33,014 at June 30, 2011)	16,986	11,242
Convertible Notes (net of unamortized debt discount of $619,528 at June 30, 2011)	1,022,308	930,168
Fixed Price Convertible Notes (net of unamortized debt discount of $593,349 at June 30, 2011)	233,918	175,969
	4,771,318	4,377,039
Less current portion	3,708,748	2,929,342
	$1,062,570	$1,447,697

A subsidiary of the Company had a bank line of credit of approximately $300,250 which does not include an outstanding interest balance of approximately $21,750, all of which was outstanding at December 31, 2007 at an interest rate of 7.75% with a maturity on June 6, 2008. The obligation to the bank has not been repaid and remains payable at June 30, 2011.

Callable Secured Convertible Notes. The Company entered into a series of Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively referred to hereinafter as “NIR Group”) starting in December 28, 2005, with the last financing for $50,000 occurring on March 11, 2009.  Various Callable Secured Convertible Notes (the “Callable Notes”) initially bore interest at a rate of 8% with the right to convert into shares of Common Stock at an initial discount of 65% based upon the average of the three lowest intraday trading prices for the Common Stock for the 20 trading days before, but not including, the conversion date.  As a result of various adjustments and the receipt of additional financing from NIR Group, the interest rate on all of the Callable Notes was adjusted to rates of 12% or 15%.  Furthermore, the discount conversion rate was increased from 65% to 72% on a majority of the Callable Notes. In connection with the Callable Notes the NIR Group also received warrants to purchase a total of 500,230 shares of Common Stock, as adjusted for reverse stock splits, of the Company at exercise prices ranging from $.50 to $13,000 per share and expire on dates through December 2015 (see footnote 6). In addition, on January 31, 2008 and November 10, 2008 the NIR Group agreed to convert an aggregate of $338,642 of accrued interest into Callable Notes.  The total principal outstanding relating to all of the Callable Notes at June 30, 2011 was $2,575,515, all of which is classified as a current liability in the accompanying condensed consolidated balance sheet. (See Litigation in Footnote 8)

In addition, the conversion price of the Callable Notes and the exercise price of the warrants will be adjusted in the event that we issue Common Stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Callable Notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of Common Stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of Common Stock.

2009 Convertible Notes. On May 11, 2009 the Company entered into a financing agreement with JMJ Financial (“JMJ”). The Company issued a Convertible Promissory Note to JMJ (the “JMJ Note”) in the amount of $825,000 with an interest rate of 12% and JMJ issued a Secured & Collateralized Promissory Note to the Company in the amount of $750,000 with an interest rate of 13.2%. Both notes mature three years from the effective date. The interest on both notes was incurred as a one-time charge on the effective date of the notes and is equal to $99,000 on each note. As of September 30, 2009 the Company had received $145,000 toward the satisfaction of the Secured & Collateralized Promissory Note from JMJ. The JMJ Note is convertible into the Common Stock of the Company at a conversion price based on 70% of the lowest trade price in the 20 trading days prior to the conversion.  Any conversions by JMJ are limited to the JMJ remaining under 4.99% ownership of the outstanding Common Stock of the Company.  Pursuant to the terms of the note, the Company is not permitted to prepay the note unless approved by JMJ.

On August 20, 2009, the Company entered into a $50,000 convertible note with Redwood Management LLC.  (“Redwood Note-I”) The Redwood Note-I has a three year term, bears interest at 10% and is convertible into Common Stock at an exercise price equal to 75% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-I, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption. As of June 30, 2011 $18,100 of the Redwood Note-I was outstanding.

On October 19, 2009, the Company entered into a $12,500 convertible note with Redwood Management LLC.  (“Redwood Note-II”) The Redwood Note-II has a three year term, bears interest at 10% and is convertible into Common Stock at an exercise price equal to 40% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-II, the Company may prepay the note in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption. As of June 30, 2011 the Redwood Note-II was outstanding.

The JMJ Note together with the Redwood Note-I and the Redwood Note-II are collectively referred to as the 2009 Convertible Notes. As of June 30, 2011 $875,000 of the 2009 Convertible Notes is classified as a current liability in the accompanying condensed consolidated balance sheet and $30,600 is classified as a long term liability in the accompanying condensed consolidated balance sheet.

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

On July 14, 2010 Redwood Management LLC acquired an outstanding Convertible Note in the amount of $30,000 (“Redwood Note IV”) from a holder of a Convertible Note. The Redwood Notes IV has a three year term, bears interest at 12% and is convertible into common stock at an exercise price equal to 75% of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the Redwood Note-III, the Company may prepay the note in whole or in part at 150% of the amount to be prepaid upon seven (7) days notice prior to redemption. As of June 30, 2011 this note has been fully converted into common stock.

The outstanding 2010 Convertible Notes totaling $50,000 are all classified as a long term liability in the accompanying condensed consolidated balance sheet.

Convertible Notes.  The Company has entered into a series of convertible notes (the “Convertible Notes”) in exchange for cash proceeds, goods or services, and current liabilities.  The Convertible Notes have maturities ranging from two to seven years and accrue interest at rates ranging from 2% to 36%.  The Convertible Notes are generally convertible into Common Stock of the Company at an exercise price equal to the lowest closing bid price for the 10 trading days prior to conversion. During the six month period ended June 30, 2011 the Company issued a total of $83,197 of Convertible Notes. In addition, holders of $203,000 of Convertible Notes transferred their interest to holders of Fixed Price Convertible Notes. At June 30, 2011 the Convertible Notes had an outstanding principal balance of approximately $1,641,837 of which approximately $421,000, net of debt discount, is classified as a current liability in the accompanying condensed consolidated balance sheet.

Fixed Price Convertible Notes. Commencing in the fourth quarter of 2010 the Company entered into a series of convertible notes with fixed conversion prices (the “Fixed Price Convertible Notes”).  These notes are convertible into Common Stock of the Company at fixed conversion prices, bear interest at rates from 7% to 19.1% and mature between six months and three years from the date of issuance.  At June 30, 2011 the Fixed Price Convertible Notes totaled approximately $827,000 of which approximately $178,000, net of debt discount, is classified as a current liability in the accompanying condensed consolidated balance sheet.  In accordance with the provisions of Topic 470-20, the Company has computed the Fair Market Value of the Beneficial Conversion Feature of these notes, which has been charged Additional Paid In Capital in the accompanying consolidated financial statements.  During the six month period ended June 30, 2011 the Company issued $239,310 of new Fixed Price Convertible Notes.  In addition, during the six month period ended June 30, 2011 holders of $203,000 of Convertible Notes transferred their interest to holders of Fixed Price Convertible Notes.  These notes mature in three years from the date of issuance, bear interest at the rate of 14% and have fixed conversion prices. For the six months ended June 30, 2011 the Beneficial Conversion Feature relating to Fixed Price Convertible Notes entered into during the period totaled approximately $418,767. The Company has also recorded the same amount as debt discount, which will be accreted and charged to operations over the life of the Fixed Price Convertible Notes.

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

NOTE 6 – Stockholder’s Deficit

Net loss per common share for 2011 and 2010 has been computed by dividing net loss, after preferred stock dividend provision of $3,043 for the six months ended June 30, 2011 and 2010, and $1,522 for the three months ended June 30, 2011 and 2010, by the basic and diluted weighted average number of common shares outstanding for respective periods.

Our obligation to issue shares of our Common Stock upon conversion of our Convertible Debentures and preferred stock is essentially limitless.  As such we would not have sufficient shares of authorized Common Stock to convert all of the outstanding Convertible Debentures and preferred stock.  This could affect our ability to raise additional funds.

Preferred Stock

According to the Company’s corporate charter, 500,000,000 shares of preferred stock have been authorized for issuance.  As of June 30, 2011, 106,960,357 have been designated for the Company’s five classes of preferred stock.

12% Non-Voting Convertible Preferred Stock

The Company's 12% non-voting convertible preferred stock (“Preferred Stock”) entitles the holder to annual dividends of $.24 per share payable quarterly on March 1, June 1, September 1, December 1 in cash or Common Stock of the Company having an equivalent fair market value. At June 30, 2011 and December 31, 2010, 25,357 shares of the Non-Voting Preferred Stock were outstanding.

On February 7, 2011, the Board of Directors authorized the issuance of shares of the Company's Common Stock or cash, which shall be at the discretion of the Chief Executive Officer in order to pay the accrued preferred stock dividends. Accrued and unpaid dividends at June 30, 2011 were $56,283. Dividends will accumulate until such time as earned surplus is available to pay a cash dividend or until a post effective amendment to the Company's registration statement covering a certain number of common shares reserved for the payment of Preferred Stock dividends is filed and declared effective, or if such number of common shares are insufficient to pay cumulative dividends, then until additional common shares are registered with the SEC.

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

Series B Voting Convertible Preferred Stock

The Company filed a Certificate of Designation of Series B Convertible Preferred Stock (“Series B Preferred Stock”) on January 4, 2006, pursuant to which the Company authorized for issuance 135,000 shares of Series B Preferred Stock, par value $0.10 per share.  The holders of the Series B Preferred Stock have the right to convert the Series B Preferred Stock into share of the Company’s Common Stock by dividing the Liquidation Preference ($20 per share) by the Conversion Price, which is equal to the weighted average price of the Common Stock as reported by Bloomberg for the ten (10) consecutive trading days prior to the conversion date. The holders of the Series B Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock on all matters presented to the holders of the Common Stock, and not as a separate class, on the basis of 30 votes per share. The foregoing holders were existing investors before they did the exchange. Shares of Series B Preferred Stock are convertible into shares of Common Stock of the Company at a conversion price which is equal to 50% of the closing bid price of the Company’s Common Stock. At June 30, 2011 and December 31, 2010, 106,294 shares of the Series B Preferred Stock were outstanding.

Series C Voting Convertible Preferred Stock

The Company filed a Certificate of Designation of Series C Convertible Preferred Stock on March 23, 2006, pursuant to which the Company authorized for issuance 300,000 shares of Series C Preferred Stock, par value $0.10 per share, which shares are convertible after (i) the market price of the Common Stock is above $1.00 per share; (ii) the Company’s Common Stock is trading on the OTCBB market or the AMEX; (iii) the Company is in good standing; (iv) the Company must have more than 500 stockholders; (v) the Company must have annual revenue of at least four million dollars; (vi) the Company  has at least $100,000 EBITDA for the fiscal year preceding the conversion request. The holders of the Series C Preferred Stock shall have the right to vote together with the holders of the Corporation’s Common Stock, on a 30 votes per share basis (and not as a separate class), on matters presented to the holders of the Common Stock.  The Company issued 220,000 shares of Series C Preferred Stock to its President. At June 30, 2011 and December 31, 2010, 300,000 shares of the Series C Preferred Stock were outstanding.

Series D Voting Non-Convertible Preferred Stock

The Company filed a Certificate of Designation of Series D Preferred Stock on February 5, 2007 and a Certificate of Change of Number of Authorized Shares and Par Value of Series D Preferred Stock on March 26, 2007, pursuant to which the Company authorized for issuance 6,500,000 of shares of Series D Preferred Stock, par value $0.001 per share.   Holders of the Series D Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on a 60-votes-per-share basis (and not as a separate class), on all matters presented to the holders of the Common Stock.  The shares of Series D Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 6,500,000 shares Series D Preferred Stock to the Company’s to its President all of which were outstanding at June 30, 2011and December 31, 2010.

Series E Voting Non-Convertible Preferred Stock

On July 7, 2009 the Board of Directors unanimously approved for issuance 100,000,000 shares of Series E Preferred Stock, par value $0.001 per share The Company filed a Certificate of Designation of Series E Preferred Stock (”Series E Preferred Stock”) on July 10, 2009. Holders of Series E Preferred Stock have the right to vote together with holders of the Company’s Common Stock, on the basis of 95 votes per share, not as a separate class, on all matters presented to the holders of the Common Stock.  The shares of the Series E Preferred Stock are not convertible into Common Stock of the Company.  The Company issued 31,000,000 shares of Series E Preferred Stock, valued at $31,000, to the President as partial settlement for accrued compensation all of which were outstanding at June 30, 2011 and December 31, 2010. In July 2011, the Company issued an additional 56,000,000 shares of Series E Preferred Stock, valued at $56,000, to the President as partial settlement for accrued compensation.

Warrants

A summary of warrants outstanding at June 30, 2011:

Warrants	Date Issued	Expiration Date	Price
230	Various	Various thru 6/19/15	$500 - $13,000
70,000	7/29/08	7/29/15	$2.50
100,000	9/24/08	9/24/15	$0.50
50,000	11/5/08	11/5/15	$0.50
180,000	12/3/08	12/3/15	$0.50
100,000	12/5/08	12/5/15	$0.25
500,230

NOTE 7 - Related Parties

The Company paid rent during 2011 and 2010 to a company affiliated with the Chief Executive Officer. The rent paid was substantially the same as that of the affiliate's lease agreements with the landlord. Rent expense for the three months ended June 30, 2011 and June 30, 2010 was approximately $35,000 and $33,000, respectively.

Throughout 2011 and 2010, the Company's principal shareholder and officer made loans to, and payments on behalf of, the Company and received payments from the Company from time to time. The net outstanding balance due to the officer at June 30, 2011 and December 31, 2010 was approximately $1,246,000 and $1,099,000, respectively.

No legal services were rendered by Mr. Huston or his firm in 2011 and 2010; and no fees were paid to Mr. Huston or his firm in 2011.

NOTE 8 - Commitments and Contingencies

Employment Agreements

Mr. Hreljanovic has an Employment Agreement with the Company, which has been extended by the Board of Directors to December 31, 2011 and provides for his employment as President and Chief Executive Officer at an annual salary of approximately $245,000, as adjusted by the CPI, and for the reimbursement of certain expenses and insurance. Under the terms of this extended employment agreement, our Chief Executive Officer is entitled to receive a cash bonus of a percentage of our pre-tax profits if our pre-tax profit exceeds $100,000. Additionally, if the employment agreement is terminated early by us after a change in control (as defined by the agreement), Mr. Hreljanovic is entitled to receive his accrued salary and to a lump sum cash payment equal to approximately three times his current base salary. Due to a working capital deficit, for the Mr. Hreljanovic received no compensation for the six months ended June 30, 2011.  Approximately $122,500 was accrued at June 30, 2011. Mr. Hreljanovic has an aggregate accrued salary of approximately $1,202,000 which is included in Due to Officer at June 30, 2011.

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

On December 18, 2009, Supreme Court of the State of New York, County of New York Index No. 603782/09, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et.al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The Company has taken the position that it will not honor any requests for conversions of the Callable Secured Convertible Notes until this matter is resolved. The NIR Group is the holder of our Callable Secured Convertible Notes with outstanding principal at June 30, 2011of approximately $2.5 million.

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

Andrus v. Juniper Group, Inc. The plaintiff in the case is Alan Andrus, the former president of Juniper Internet Communications, Inc., a subsidiary of the Company that is no longer active Mr. Andrus alleges that he is owed approximately $200,000 in unpaid compensation.  He has asserted claims against the Company, Chief Executive Officer Vlado Hreljanovic and Juniper Internet Communications, Inc.  The Company disputes the claims against the parent corporation and Mr. Hreljanovic.  Mr. Andrus was engaged to organize and manage a subsidiary corporation that ultimately was unsuccessful.

The case was the subject of a bench trial on March 2nd and 3rd, 2011 in the United States District Court for the Eastern District of New York.  The Company anticipates the judge will render a judgment shortly.  The Company estimates that the amount owed by Juniper Internet is $105,000 and is uncollectible as this subsidiary has no assets or income.

Juniper Group, Inc. v. Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri . On May 7, 2010, the Company, through its subsidiaries Ryan Pierce Group, Inc. and Tower West Communications, Inc., (“Plaintiffs”) commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri (“Defendants”), former employees and a consultant, in the Supreme Court of the State of New York County of Nassau. The lawsuit alleges that the defendants solicited the Company’s customer while still in the employ of the Company used fraud as a means to cause a mass defection of work crews from its subsidiaries, intentionally damaged the Company’s reputation with its largest customer, misappropriated equipment and abandoned work in progress.   Defendants moved for partial summary judgment and certain of the claims were dismissed, while the remaining claim of tortuous interference with the Company’s contractual relationship with its principal client will proceed to discovery and trial.  The grant of partial summary judgment is being appealed.  The lawsuit alleges that the Defendants, acting in concert, conspired to divert business and employees from the Company, misappropriate intellectual property belonging to the plaintiffs and maliciously damaged the business of the Company.  The lawsuit further alleges that the result of the alleged wrongful acts of defendants, the Company’s relationship with its principal client was severely damaged and the Company has experienced a severe reduction in its wireless infrastructure services revenue and extensive loss of business from major customers beginning in the second half of 2010.   The complaint seeks compensatory, consequential and punitive damages.

Going Concern

Due to the actions of Mike Brown et.al., resulting in the near complete loss of revenues, the Company  could not generate sufficient cash through operations or financings to pay for the cost of its operations or to pay its current debt obligations. The Company raised approximately $176,000 in 2011, through the sale of convertible securities for working capital. Among the obligations that the Company has not had sufficient cash to pay are its payroll, payroll taxes and the funding of its subsidiary operations. Certain employees and consultants have agreed, from time to time, to receive the Company’s Common Stock in lieu of cash. In these instances, the Company has determined the number of shares to be issued to employees and consultants based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

The fact that the Company continued to sustain losses in 2011, had negative working capital at June 30, 2011 and still requires additional sources of outside cash to sustain operations, continues to create uncertainty about the Company’s ability to continue as a going concern. We believe that we will not have sufficient liquidity to meet our operating cash requirements for operations during 2011.  In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of Common Stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, or breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Callable Secured Convertible Notes will be converted into shares of our Common Stock, in accordance with the terms of the Callable Secured Convertible Notes. If we are required to repay the Callable Secured Convertible Notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. The Company has developed a plan to reduce its liabilities and improve cash flow through expanding operations by acquisition and raised additional funds either through issuance of debt or equity. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional Common Stock and the success of management's plan to rebuild and refocus operations in cost effective areas such as maintenance and repairs and upgrades. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce or stop planned expansion or scale back operations and reduce our staff.

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

Year	Amount
2011	$33,600
2012	$69,200
2013	$71,300
2014	$73,400
2015	$75,600
Thereafter	$71,400

The Company is currently in default on its lease payments to the landlord and is currently negotiating a settlement.

NOTE 9 - Income Taxes

For the six month period ended June 30, 2011, other than nominal taxes due, no additional provision was made for Federal and state income taxes due to the losses incurred during these years. As a result of losses incurred through December 31, 2010, the Company has net operating loss carry forwards of approximately $32.7 million. These carry forwards expire through 2030.

The Company recognized deferred tax assets of approximately $13.3 million at December 31, 2010. The Company is dependent on future taxable income to realize deferred tax assets. Due to the uncertainty regarding their utilization in the future, the Company has recorded a related valuation allowance of $13.3 million of  deferred tax assets at December 31, 2010 primarily reflect the tax effect of net operating loss carry forwards.

NOTE 10 - Supplemental Cash Flow Information

Cash paid for interest was approximately $37,500 in 2011 and $0 in 2010.

During the six months ended June 30, 2011 and 2010 the Company:

•	issued approximately 3,881,729,000 and 152,882,000 shares, respectively, of common stock upon conversion of approximately $348,000 and $416,000, respectively, of Convertible Debentures;
•	issued 200,000,000 and 2,500,000 shares, respectively, of common stock in exchange for current liabilities of approximately $15,000 and $11,000, respectively;
•	recognized approximately $13,000 and $291,000, respectively, of unamortized debt discount and $13,000 and $291,000, respectively, of derivative liability relating to the issuance of new convertible debentures; issued approximately $131,200 and $326,500, respectively, of convertible debentures in exchange for current liabilities; and
•	issued approximately 4,577,000 shares of Common Stock in 2010 upon conversion of 376 shares of Series B Preferred Stock. There were no conversions in 2011.

NOTE 10 – Subsequent Events

On August 8, 2011 the Company filed a definitive Schedule 14C with the Securities and Exchange Commission and mailed the Information Statement to its shareholders on August 9, 2011.  The purpose of the statement was to notify  the Company’s shareholders that the Board of Directors, with the written consent of a stockholder holding a majority of the Company’s voting power, approved a one for five thousand (1-for-5000) reverse stock split (the “Stock Split”). The Stock Split cannot be effectuated until 20 days after the date of mailing at a date and time to be determined by the Board of Directors, if it deems it advisable, within the next 12 months, and then after the filing of a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Nevada.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Information presented herein is based on the six and three month periods ended June 30, 2011 and 2010. Our fiscal year end is December 31.

Company Overview

Juniper Group, Inc. is a holding company (herein after referred to as “We,” “Us,” “Our,” “Juniper” or “the Company”).  Our wireless infrastructure services operating subsidiaries support the increased demand in the deployment of wireless infrastructure services with leading wireless telecommunication companies in providing them with maintenance and upgrading of wireless telecommunication network sites and antenna installation to wireless telecommunication customers. The Company’s headquarters are located in Boca Raton, FL and our business is conducted through several wholly owned subsidiaries.

The Company’s predominant focus is on wireless infrastructure service.  These services are conducted through Juniper Services, Inc. (“JSI”), which is wholly owned by Juniper Entertainment, Inc. (“JEI”), a wholly owned subsidiary of the Juniper Group, Inc., and their wholly owned subsidiaries.

Management’s strategic focus is to support the growth of its operations by increasing revenues, managing costs and creating earnings growth.    Due to the Company’s current cash restraints, the Company is directing its infrastructure services and its marketing effort to only the most cost effective services such as repair and maintenance, site audits and upgrades.

Wireless Infrastructure Services

The Company’s wireless infrastructure services are conducted by Ryan Pierce, a wholly owned subsidiaries of JSI. The Company’s wireless installation services are performed primarily aimed at supporting the demand in the maintenance and repair and upgrades for leading telecommunication companies. We have performed work for Verizon, AT&T, ClearWire, American Tower, Cricket, SBA, Global Wireless Construction, and Crown Castle.

Due to the actions of certain disloyal employees the Company’s relationship with its customers was impaired.  The Company is in the process of rebuilding its relationship with these customers; however no assurances can be given that the outcome will be successful. (See Part II – Item 1. Legal Proceedings)

Management is considering taking actions to correct and improve the operating performance of its wireless infrastructure services including (1) rehiring sales and operating management; (2) recruiting qualified field technicians including project managers;  (3) reevaluating and coordinating our geographic footprint with customer needs and customer contracts; and (4) seeking necessary financing in order to support the Company’s turnaround and restructuring. There is no assurance that the Company will be successful in raising additional capital.

We believe that the demand for wireless infrastructure services will continue as consumer demand for smart phones and superphones increases which will require more and more bandwidth on millions of these wireless devices throughout the United States.  This demand is creating the need to update existing towers, and possibly the construction of new towers, that support third generation (“3G”) and/or fourth generation (“4G”) technologies. Consequently, the Company’s efforts are focused on being able to capitalize on these opportunities and meet our client’s demands.

The Company is exploring new opportunities in providing cost effective services in the wireless infrastructure service business. The Company will continue to evaluate potential opportunities in terms of the capital investments required, cash flow requirements of the opportunity, and the margins achievable in each market segment. The Company believes that this strategy will allow it to grow while maintaining cost controls.  As the Company’s ability to raise capital improves, the Company believes that prospects for the expansion of its services in the wireless Infrastructure segment will continue. Management believes that infrastructure build-out, technology introduction, new applications and broadband deployment, integration and support will continue to be outsourced to service providers such as Juniper.

The opportunity for Juniper to take advantage of the wireless infrastructure service business is limited by its ability to:

(i)           Raise capital to financially support master service agreements, finance growth and personnel management recruitment, certifications, training and payroll, as well as the operating cash flow to support staffing costs. This will require continuous immediate financing on a timely basis; and

(ii)           Evaluate opportunities for broadband installation and wireless services based on capital requirements, potential profit margins, and the customers payment practices.

Results of Operations

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenue

Gross revenue for the six months ended June 30, 2011 and 2010 was $77,944 and $1,698,456, respectively. Management believes that the dramatic decrease in revenues from our wireless services usiness of $1,620,512 is directly attributable to the alleged tortuous interference and breaches of various fiduciary duties owed to the Company by Michael Brown et.al. (See Part II. Item 1 - Legal Proceedings) which resulted in the loss of business and customers beginning in the second half of 2010. The reduction in revenue due to these alleged actions was compounded by our major customer facing financial issues and scaling back on its repair, maintenance and upgrade requirements.

Gross Profit (Loss) and Operating Expenses

Juniper recorded gross loss from operations of $32,294 for the six month period ended June 30, 2011, compared to a gross profit from operations of $529,277 for the comparable period in 2010. The decrease in the gross profit from operations for the six months ended June 30, 2011 versus the prior year was a direct result of the Company’s loss of revenue and the continuation of fixed operating costs being incurred. The Company has since minimized its fixed operating costs.

Expenses

Selling, general and administrative expenses for the six month periods ended June 30, 2011 and 2010 were $713,878 and $1,017,760, respectively. The decrease of $303,882 or 29.9%, in 2011 was principally due to the loss of revenue resulting from the loss of the Company’s principal customer, which is the subject of ongoing litigation in Ryan Pierce Group v. Michael Brown et.al. (See Part II. Item 1 - Legal Proceedings) and actions taken by management to reduce operating costs as a result of the decrease in revenues. Specifically personnel reductions have resulted in a decrease in salaries and related payroll expenses of approximately $209,000 and travel and entertainment decreased by approximately $36,000, and telephone and communications expenses decreased by approximately $8,000. In addition, public relations expenses decreased by approximately $9,500 and legal expenses decreased by approximately $62,000 with offsetting increases in depreciation expense of approximately $15,000 and consulting  expense of approximately $13,000.

Other Expenses

The loss on the adjustment of derivative and warrant liability to fair value was $3,580,307 for the six months ended June 30, 2011 as compared to $71,549 for the comparable period in 2010. The increase in the loss on the adjustment of derivative and warrant liability of $3,508,758 is primarily due to the significant increase in the number of shares of common stock that would need to be issued in the event that all of the Company’s Convertible Debentures were converted into common stock as well as the change in the fair market value of the Company’s common stock. In addition, the amortization of debt discount increased by $241,475 to $866,752 in the six month period ended June 30, 2011 versus $625,277 for the six months ended June 30, 2010.  The increase in the amortization of debt discount is a result of the increase in debt issued by the Company since the comparable period in 2010. Gains and losses on adjustment of derivative liabilities and amortization of discount represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

Net Loss

Juniper recorded a net loss of $5,520,745 for the six month period ended June 30, 2011, as compared to a net loss of $1,446,293 for the comparable period in 2010. The increase in the net loss in 2011 is a result of the dramatic reduction in revenues that followed the loss of the Company’s principal customer which is the subject of ongoing litigation in Ryan Pierce Group v. Michael Brown et.al. and the loss recognized on the adjustment of derivative and warrant liabilities to fair value of $3,580,307 for the six months ended June 30, 2011 versus a loss of $71,549 for the six months ended June 30, 2010 and the amortization of debt discount of $866,752 and $625,277 in the six month periods ended June 30, 2011 and 2010, respectively .

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenue

Gross revenue for the three months ended June 30, 2011 and 2010 was $45,121 and $707,785, respectively. Management believes that the dramatic decrease in revenues from our wireless services business of $662,664 is directly attributable to the alleged tortuous interference and breaches of various fiduciary duties owed to the Company by Michael Brown et.al. (See Part II. Item 1 - Legal Proceedings) which resulted in the loss of business and customers in the second half of 2010. The reduction in revenue due to these alleged actions was compounded by our major customer facing financial issues and scaling back on its repair, maintenance and upgrade requirements.

Gross Profit and Operating Expenses

Juniper recorded gross profit from operations of $39,211 for the three month period ended June 30, 2011, compared to $352,266 for the comparable period in 2010. The decrease in the gross profit from operations for the three months ended June 30, 2011 versus the prior year was a direct result of the Company’s loss of revenue beginning in the second half of 2010. The Company has minimized its fixed operating costs.

Expenses

Selling, general and administrative expenses for the three month periods ended June 30, 2011 and 2010 were $281,613 and $460,578, respectively. The decrease of $178,965, or 38.9%, in 2011 was due to actions taken by management to reduce operating costs as a result of the decrease in revenues. Specifically reductions in personnel have resulted in a decrease in salaries and related payroll expenses of approximately $83,000 and travel and entertainment decreased by approximately $14,000. In addition, legal expenses decreased by approximately $66,000, office expenses decreased by approximately $11,000 and  consulting expenses decreased by approximately $13,000, with an offsetting increase in depreciation expense of approximately $7,000.

Other Expenses

The loss on the adjustment of derivative and warrant liability to fair value was $589,344 for the three months ended June 30, 2011 as compared to $2,228,458 for the comparable period in 2010. The decrease in the loss on the adjustment of derivative and warrant liability of $1,639,114 is a result of the change in the fair market value of the Company’s common stock. Gains and losses on adjustment of derivative liabilities and amortization of discount represent significant components of net income or loss and can swing dramatically from period to period based on factors beyond the Company’s control, most importantly, the fair market value of its common stock.

Net Loss

Juniper recorded a net loss of $1,354,194 for the three month period ended June 30, 2011, as compared to $2,832,790 for the comparable period in 2010. The increase in the net loss in 2011 is  a result of the dramatic reduction in revenues resulting from actions of Michael Brown et.al. and the change in the loss on adjustment of derivative and warrant liabilities to fair value in the period.

Liquidity and Capital Resources

On June 30, 2011, Juniper had current assets of $54,178 compared to current assets of $352,491 at December 31, 2010 and a working capital deficit of $8,284,738 at June 30, 2011, as compared to a working capital deficit of $6,801,046 at December 31, 2010. The increase in the working capital deficit of $1,483,692 is a result of the loss of revenue.   The Company experienced a decrease in accounts receivable of approximately $206,000 and a decrease in unbilled accounts receivable of $77,500, an increase in accounts payable of approximately $260,000, an increase in the current portion of notes payable of approximately $779,000, an increase in due to officer of approximately $147,000 and an increase in due to shareholders and related parties of approximately $34,000. The decrease in accounts receivable and unbilled accounts receivable as well as the increase in liabilities is attributable to the dramatic decrease in revenues and consequently cash receipts for the six months ended June 30, 2011.

Net cash used in operating activities for the six months ended June 30, 2011 was $151,668 compared to $412,075 for the six months ended June 30, 2010.  Among obligations that the Company has not had sufficient cash to pay include: repayment of debt obligations, rent, certain payroll, payroll taxes and the funding of its subsidiary operations. Certain employees, creditors and consultants have agreed, from time to time, to receive the Company’s common stock in lieu of cash. In these instances, the Company determined the number of shares to be issued based upon the unpaid compensation and the current market price of the stock. Additionally, the Company registers these shares so that the shares can immediately be sold in the open market.

With regard to the balance of the past due payroll taxes, the Company has hired tax counsel to negotiate with New York State and with the Internal Revenue Service and has entered into payment plans with both the New York State Department of Finance and Internal Revenue Service.

Net cash provided by financing activities for the six months ended June 30, 2011 was $137,352 as compared to $391,820 for the comparable period in 2010. The Company also issued $131,197 of convertible debentures in exchange for liabilities.

We believe that we will not have sufficient liquidity to meet our operating cash requirements for the operations during the remainder of 2011. In addition, any event of default such as our failure to repay the principal or interest on our Convertible Debentures when due, our failure to issue shares of common stock upon conversion by the holder, or the breach of any covenant, representation or warranty in the Securities Purchase Agreement would have an impact on our ability to meet our operating requirements. We anticipate that the full amount of the Convertible Debentures will be converted into shares of our common stock, in accordance with the terms of the Convertible Debentures. If we are required to repay the Convertible Debentures, we would be required to use our limited working capital and need to raise additional funds. If we were unable to repay the Convertible Debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available on a timely basis, or if available, that any such financing would be on terms acceptable to us. If we are unable to fund our cash flow needs, we may have to reduce, stop or scale back operations and reduce our staff. As discussed more fully in Part II-Item 3 – Legal Proceedings - a complaint has been filed against Juniper which alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter.  However, there can be no assurance that we will be successful in defending against these claims.  Millennium et.al. is the note holder of our Callable Secured Convertible Notes with outstanding principal at June 30, 2011 of approximately $2.6 million.

Financing

In June and July 2010 the Company entered into convertible notes in the amount of $50,000 and $30,000, respectively, with Redwood Management LLC.  These notes have a three year term, bear interest at 7% and 12%, respectively, and are convertible into common stock at an discount equal to 50% and 75%, respectively, of the lowest closing bid price for the 10 trading days prior to conversion. Pursuant to the terms of the notes, the Company may prepay the notes in whole or in part at 125% of the amount to be prepaid upon seven (7) days notice prior to redemption.

During the six month periods ended June 30, 2011 and June 30, 2010, the Company issued a total of $307,507 and $140,100, respectively, of Convertible Debentures.  In 2011 this, included notes issued in exchange for cash proceeds of $176,310, and the conversion of $131,197 of current liabilities. The maturity on the Convertible Debentures ranges from on demand to three years from the effective date with an interest rates ranging from 0% to 36% per annum. In addition in 2011 the Company converted a total of $348,211 of Convertible Debentures into common stock.

Our ability to continue as a going concern is dependent upon receiving additional funds either through the issuance of debt or the sale of additional common stock and the success of management's plan to expand operations. Although we may obtain external financing through the sale of our securities, there can be no assurance that such financing will be available on a timely basis, or if available, that any such financing would be on terms acceptable to us. Currently the Company’s shares of common stock available for issuance which would not be sufficient to satisfy the conversion of all outstanding debt obligations and the conversion of the Series B Preferred Stock.  The Company has therefore obtained written consent of the Board of Directors and a stockholder holding a majority of the Company’s voting power approving a one for five thousand (1-for-5000) reverse stock split. The Company filed a definitive Schedule 14C with the Securities and Exchange Commission on August 8, 2011 and mailed the Information Statement to its shareholders on August 9, 2011.

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
• the Company’s revenue is mostly derived from a few select number of customers;
• the ability to develop long-lasting relationships with customers and attract new customers;
• the competitive environment within the industries in which the Company operates;
• the ability to attract and retain qualified personnel, particularly the Company’s CEO;
• the effect on its financial condition resulting from delays in payments received from third parties;
• the ability to manage the business with limited management and capital;
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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Andrus v. Juniper Group, Inc. The plaintiff in the case is Alan Andrus, the former president of Juniper Internet Communications, Inc., a subsidiary of the Company that is no longer active Mr. Andrus alleges that he is owed approximately $200,000 in unpaid compensation.  He has asserted claims against the Company, Chief Executive Officer Vlado Hreljanovic and Juniper Internet Communications, Inc.  The Company disputes the claims against the parent corporation and Mr. Hreljanovic.  Mr. Andrus was engaged to organize and manage a subsidiary corporation that ultimately was unsuccessful.

The case was the subject of a bench trial on March 2nd and 3rd, 2011 in the United States District Court for the Eastern District of New York.  The Company anticipates the judge will render a judgment shortly.  The Company estimates that the amount owed by Juniper Internet is $105,000 and is uncollectible as this subsidiary has no assets or income.

Juniper Group, Inc. v. Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri. On May 7, 2010, the Company, through its subsidiaries Ryan Pierce Group, Inc. and Tower West Communications, Inc., (“Plaintiffs”) commenced a lawsuit against Michael Brown, Donald Johnson, William Furdock, Shanna Smith, Timothy Downs, and Thomas Nyiri (“Defendants”), former employees and a consultant, in the Supreme Court of the State of New York County of Nassau. The complaint alleges that the Defendants, acting in concert, conspired to divert business and employees from the Company, misappropriate intellectual property belonging to the plaintiffs and maliciously damaged the business of the Company.  The complaint alleges that Defendants solicited the Company’s customer while still in the employ of the Company used fraud as a means to cause a mass defection of work crews from its subsidiaries, intentionally damaged the Company’s reputation with its largest customer, misappropriated equipment and abandoned work in progress.  The complaint seeks injunctive relief and compensatory and consequential damages.

In Management’s opinion, the alleged tortuous actions of the Defendants  resulted in a  substantial decline in the Company’s quarterly revenue  from approximately $1.0 million for the quarter ended March 31, 2010, to approximately $700,000 for the quarter ended June 30, 2010, to approximately $380,000 for the quarter ended September 30, 2010 to approximately $275,000 for the quarter ended December 31, 2010 to approximately $45,000 for the quarter ended June 30, 2011.  In addition, the actions of Michael Brown ultimately caused the Company to incur a substantial increase in unbilled accounts receivable and therefore a significant decline in cash flow due to the delinquency in collecting on accounts receivable.  When pressured into taking corrective action so that the Company could rectify these issues and improve cash flow, Mr. Brown resigned with no notice to management and organized a mass defection of staff and field personnel.  In the opinion of Management, these actions by the Defendants resulted the loss of the Company’s major customer and an erosion of the Company’s reputation with its customers and its inability to notify customers that the Company would need to scale down, thus resulting in the loss of business. Sales and operating forces were diminished to a level that resulted in the Company’s inability to continue servicing its valued customers and contract new business.

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

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2011, the Company issued a total of $307,507 of Convertible Debentures including the conversion of $131,197 of current liabilities and cash proceeds of $176,310.The maturity on the Convertible Debentures ranges from on demand to three years from the issuance date with interest rates ranging from 2% to 36% per annum.  We relied on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 for the issuance of the Convertible Debentures to investors and the issue of shares upon conversion of convertible notes. We believe that we have complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

The Company approved the conversion of certain Convertible Securities into unrestricted shares of common stock pursuant to the provisions of Rule 144(b)(1).  The Convertible Securities were originally issued under 4(2) as private transactions exempt from registration and in all recent conversions the provisions of Rule 144(c)(1) were met in that the Company is a reporting issuer, the recipients were non-affiliates of the Company and each had held the Convertible Securities in excess of a full year.  A total of 4,081,729,136 shares of unrestricted common stock were issued during the six months ended June 30, 2011 in exchange for the conversion of $348,211 of Convertible Securities and the exchange of $15,000 of current liabilities. The conversions were made in response to the request of the holders of the Convertible Securities and current liabilities and upon satisfactory compliance with the provisions of Rule 144 and its provisions as set forth above.

ITEM 3. Defaults upon Senior Securities

On December 18, 2009, New Millennium Capital Partners III, LLC; ASW Partners, LLC; ASW Offshore II, Ltd.; ASW Qualified Partners II, LLC; ASW Master Fund II, Ltd.; (“NIR Group”) filed an action entitled New Millennium, et. al. versus Juniper Group, Inc. in the Supreme Court of the State of New York County of New York Index No. 603782/09. The complaint alleges breach of the terms of certain convertible debentures and seeks equitable relief and monetary damages of $7.46 million Juniper has denied the allegations in the complaint and asserted counterclaims.  A motion for preliminary injunctive relief is pending. While no estimate of the outcome can be made, the Company believes it has meritorious defenses and will prevail in this matter. However, there can be no assurance that we will be successful in defending against these claims. The NIR Group is the note holder of our Callable Secured Convertible Notes with outstanding principal of approximately $2.4 million at June 30, 2011.

On March 19, 2010, the Company received a “Notice of Default and Demand for Payment” from JMJ Financial (“JMJ”). The letter states that as a result of the alleged defaults the holder is accelerating the notes and is demanding full payment of the outstanding balance of principal and interest on the original Note on or before April 2, 2010.  The Company believes it has meritorious defenses and disputes JMJ’s claim. JMJ is the note holder of our Callable Secured Convertible Notes with outstanding principal of approximately $85,000 at June 30, 2011.

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

Date: August 22, 2011

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